Form 10-Q
period 2015-06-30
Arcadia Biosciences, Inc.
filed 2015-08-11
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 43,581,695.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,003	$16,571
Accounts receivable	145	1,042
Unbilled revenue	212	380
Inventories — current	572	424
Prepaid expenses and other current assets	704	278

Total current assets	81,636	18,695
Property and equipment, net	633	728
Inventories — noncurrent	2,101	2,149
Cost method investment	500	500
Other noncurrent assets	118	2,817

Total assets	$84,988	$24,889

Liabilities, redeemable and convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,677	$3,197
Amounts due to related parties	10	56
Promissory notes — current	—	1,055
Convertible promissory notes	3,456	4,551
Unearned revenue — current	952	830
Derivative liabilities related to convertible promissory notes	2,688	1,580

Total current liabilities	11,783	11,269
Notes payable	19,349	—
Note payable to related party	—	8,000
Promissory notes — noncurrent	—	869
Unearned revenue — noncurrent	2,930	3,636
Other noncurrent liabilities	3,000	3,000

Total liabilities	37,062	26,774

Redeemable convertible preferred stock, no par value—0 and 10,553,770 shares authorized as of June 30, 2015 and December 31, 2014; 0 and 9,587,764 issued and outstanding as of June 30, 2015 and December 31, 2014	—	34,098
Convertible preferred stock, no par value—0 and 94,586,346 shares authorized as of June 30, 2015 and December 31, 2014; 0 and 23,385,029 issued and outstanding as of June 30, 2015 and December 31, 2014	—	48,783
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value—20,000,000 and 0 shares authorized as of June 30, 2015 and December 31, 2014; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value—400,000,000 and 140,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 43,581,695 and 2,074,030 shares issued and outstanding as of June 30, 2015 and December 31, 2014	44	—
Additional paid-in capital	171,332	29,204
Accumulated deficit	(123,450)	(113,970)

Total stockholders’ equity (deficit)	47,926	(84,766)

Total liabilities, redeemable and convertible preferred stock and stockholders’ equity (deficit)	$84,988	$24,889

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product	$179	$65	$260	$199
License	401	195	559	371
Contract research and government grants	850	1,045	1,426	2,112

Total revenues (which includes $23, $23, $46 and $46 from related parties — Note 8)	1,430	1,305	2,245	2,682
Operating expenses:
Cost of product revenues	106	46	162	137
Research and development	2,086	2,275	3,918	4,258
Selling, general and administrative	2,785	3,983	5,423	5,867

Total operating expenses	4,977	6,304	9,503	10,262

Loss from operations	(3,547)	(4,999)	(7,258)	(7,580)
Interest expense	(775)	(399)	(1,242)	(783)
Other income (expense), net	735	222	(661)	200

Net loss before income taxes and equity in loss of unconsolidated entity	(3,587)	(5,176)	(9,161)	(8,163)

Income tax provision	(90)	(99)	(319)	(192)
Equity in loss of unconsolidated entity	—	(536)	—	(932)

Net loss and comprehensive loss	(3,677)	(5,811)	(9,480)	(9,287)
Accretion of redeemable convertible preferred stock to redemption value	(879)	(518)	(2,574)	(518)
Deemed dividends to warrant holder	—	—	(197)	—

Net loss attributable to common stockholders	$(4,556)	$(6,329)	$(12,251)	$(9,805)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(3.08)	$(0.94)	$(4.77)

Weighted-average number of shares used in per share calculations:
Basic and diluted	23,775,368	2,056,559	12,985,332	2,056,559

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2014	—	$—	—	$—	23,385,029	$—	2,056,557	$—	$78,334	$(95,631)	$(17,297)
Exercise of stock options	—	—	—	—	—	—	17,473	—	19	—	19
Preferred stock reclassification	—	—	23,385,029	48,783	(23,385,029)	—	—	—	(48,783)	—	(48,783)
Stock-based compensation	—	—	—	—	—	—	—	—	976	—	976
Issuance of preferred stock, net of issuance cost of $194	9,587,764	30,360	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	2,396	—	2,396
Accretion of redeemable convertible preferred stock to redemption value		3,738	—	—	—	—	—	—	(3,738)	—	(3,738)
Net loss	—	—	—	—	—	—	—	—	—	(18,339)	(18,339)

Balance at December 31, 2014	9,587,764	34,098	23,385,029	48,783	—	—	2,074,030	—	29,204	(113,970)	(84,766)
Exercise of stock options (unaudited)	—	—	—	—	—	—	6,566	—	28	—	28
Stock-based compensation (unaudited)	—	—	—	—	—	—	—	—	924	—	924
Accretion of redeemable convertible preferred stock to redemption value (unaudited)	—	2,574	—	—	—	—	—	—	(2,574)	—	(2,574)
Preferred stock conversion to common stock upon the IPO (unaudited)	(9,587,764)	(36,672)	(23,385,029)	(48,783)	—	—	32,972,793	33	85,421	—	85,454
Issuance of common stock upon the IPO, net of issuance costs of $9,887 (unaudited)	—	—	—	—	—	—	8,528,306	9	58,331	—	58,340
Reclassification due to re-incorporation upon the IPO (unaudited)	—	—	—	—	—	—	—	2	(2)	—	—
Deemed dividend to common stock warrant holder (unaudited)	—	—	—	—	—	—	—	—	(197)	—	(197)
Increase in value of common stock warrant due to modification (unaudited)	—	—	—	—	—	—	—	—	197	—	197
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(9,480)	(9,480)

Balance at June 30, 2015 (unaudited)	—	$—	—	$—	—	$—	43,581,695	$44	$171,332	$(123,450)	$47,926

See accompanying notes to the unaudited condensed consolidated financial statement

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,480)	$(9,287)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	141	183
Gain on disposal of equipment	—	(3)
Equity in loss of unconsolidated entity	—	932
Stock-based compensation	924	399
Common stock warrants issued for services	—	93
Change in fair value of derivative liabilities related to convertible promissory notes	1,108	(198)
Gain on expiration of warrant and derivative liability related to notes payable upon IPO	(437)	—
Accretion of debt discount	343	308
Changes in operating assets and liabilities:
Accounts receivable	897	398
Amounts due from related parties	—	100
Unbilled revenue	168	(360)
Inventories	(100)	(828)
Prepaid expenses and other current assets	(426)	44
Other noncurrent assets	(59)	17
Accounts payable and accrued expenses	969	351
Amounts due to related parties	(46)	(151)
Unearned revenue	(584)	(421)

Net cash used in operating activities	(6,582)	(8,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost method investment	—	(950)
Proceeds from sale of property and equipment	—	7
Purchases of property and equipment	(23)	(5)

Net cash used in investing activities	(23)	(948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon initial public offering	68,226	—
Payments of IPO issuance costs	(6,805)	—
Proceeds from issuance of notes payable	20,000	—
Payments of debt issuance costs	(290)	—
Proceeds from exercise of stock options	28	—
Proceeds from issuance of redeemable convertible preferred stock and common stock warrants, net of issuance costs	—	32,845
Payments on note payable to related party	(8,000)	—
Payments on notes payable and convertible promissory notes	(3,122)	(595)
Capital lease payments	—	(39)

Net cash provided by financing activities	70,037	32,211

Net increase in cash and cash equivalents	63,432	22,840
Cash and cash equivalents — beginning of period	16,571	2,835

Cash and cash equivalents — end of period	$80,003	$25,675

Supplemental Disclosures Of Cash Flow Information:
Cash paid for interest	$945	$414

Cash paid for income taxes	$149	$83

Noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$2,574	$518

Purchases of property and equipment included in accounts payable and accrued expenses	$24	$—

Reclassification of deferred IPO costs to equity	$5,111	$—

Deemed dividend to common stock warrant holder	$197	$—

Issuance of warrants and derivatives	$437	$—

IPO costs included in accounts payable and accrued expenses	$1,488	$—

Conversion of preferred stock to common stock upon IPO	$85,454

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

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

In February 2012, the Company formed Verdeca LLC (“Verdeca,” see Note 3), which is jointly owned with Bioceres, Inc., a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development cooperative. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

Reverse Stock Split

In April 2015, the Company’s board of directors approved a certificate of amendment of the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s issued and outstanding common stock at a one-for-four ratio. In May 2015, the Company’s stockholders approved the certificate of amendment, and on May 8, 2015, the Company filed the certificate of amendment with the Secretary of State of Delaware to effect the reverse split. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. The financial statements have also been retroactively adjusted to reflect a proportional adjustment to the conversion ratio for each series of redeemable convertible preferred stock and convertible preferred stock.

Initial Public Offering

In May 2015, the Company completed an initial public offering (“IPO”), and subsequently in June 2015, the Company completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, the Company issued and sold 8,528,306 shares of common stock, at $8.00 per share, which raised approximately $58.3 million in proceeds, net of underwriting discounts, commissions and offering expenses. At the closing of the IPO, all of the outstanding shares of convertible preferred stock and redeemable convertible preferred stock were automatically converted into 32,972,793 shares of common stock. Following the IPO, there were no shares of preferred stock outstanding.

In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 400,000,000 shares designated as common stock and 20,000,000 shares designated as preferred stock, all with a par value of $0.001 per share.

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet at June 30, 2015, and the condensed consolidated statements of operations and comprehensive loss, and cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2014 included herein was derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the prospectus dated May 14, 2015 that forms a part of the Company’s Registration Statement on Form S-1, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto. Significant estimates and assumptions made by management included the determination of the provision for income taxes, costs to complete government grants and research contracts, the development period of revenue-generating technologies and the estimation of inventory reserves. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, are capitalized. The deferred offering costs were subsequently offset against IPO proceeds upon the closing of the offering in May 2015. At December 31, 2014, the Company capitalized $2.8 million of deferred offering costs in other noncurrent assets on the consolidated balance sheet. There were no remaining amounts deferred at June 30, 2015 pertaining to the IPO.

Net Loss per Share

Basic net loss per share, which excludes dilution, is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, convertible promissory notes, convertible preferred stock, redeemable convertible preferred stock and warrants, result in the issuance of common stock which share in the losses of the Company. Certain potential shares of common stock have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive and would be to reduce the loss per share. The Company’s convertible preferred stock are considered to be participating securities as they are entitled to participate in undistributed earnings with shares of common stock. Due to net losses, there is no impact on earnings per share calculation in applying the two-class method since the participating securities have no legal requirement to share in any losses.

SONOVA® GLA Safflower Oil Inventory

Proprietary safflower plants are grown, producing seed with high gamma linolenic acid (GLA) content. This seed is used for subsequent plantings or processed, and sold as GLA oil. Amounts inventoried consist primarily of fees paid to contracted cooperators to grow the crops and costs to process and store harvested seed. Inventory costs are tracked on a lot-identified basis, valued at the lower of cost or market, and are included as cost of product revenues when sold. The Company provides for inventory reserves when conditions indicate that the selling price may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additionally, the Company provides reserves for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable period to reduce the carrying amount to its estimated net realizable value. The reserves are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company had inventory reserves of $1.7 million as of June 30, 2015 and December 31, 2014 relating to reserves recorded in 2014 primarily as a result of changes in conditions of specific customers and regulatory delays for the use of its Sonova products by certain new industries.

The inventories - current line item in the condensed consolidated balance sheet consists of the cost of oil inventory forecasted to be sold in the next 12 months, as of the balance sheet date. The inventories—noncurrent line item consists of oil and seed inventory expected to be used in production or sold beyond the next 12 months, as of the balance sheet date.

Raw materials inventories consist primarily of seed production costs incurred by our contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. Combined current and non-current inventories are categorized as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$1,115	$1,004
Finished goods	1,558	1,569

Inventories	$2,673	$2,573

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

The carrying values of the Company’s promissory notes, convertible promissory notes, and notes payable approximate their fair values for the three and six months ended June 30, 2015 and 2014 as the market rates currently available to the Company and other assumptions have not changed significantly.

The Company’s money market funds are highly liquid and considered Level 1 assets. As of June 30, 2015 and December 31, 2014, the Company had $79.1 million and $16.2 million in money market funds that are included in cash and cash equivalents on the consolidated balance sheets.

The Company’s Level 3 liabilities measured and recorded on a recurring basis consist of derivative liabilities related to the convertible promissory note. The following table sets forth a summary of the changes in the fair value and other adjustments of these derivative liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$2,979	$1,213	$1,580	$1,192
Change in fair value and other adjustments	(291)	(219)	1,108	(198)

Ending balance	$2,688	$994	$2,688	$994

Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah” or “Sellers”), to purchase the Sellers’ food and agricultural research company through a stock purchase. Pursuant to the merger with Anawah, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs and, as a result, reduced the contingent liability to $3.0 million. The Company believes the contingent liability is appropriate as it continues to pursue three development programs using this technology.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application with an effective date of January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. ASU 2015-03 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its operating results and financial position.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which applies guidance on subsequent measurement of inventory. An entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The guidance excludes inventory measured using LIFO or the retail inventory method. ASU 2015-11 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

2. Investment in Unconsolidated Entity

The Company owns a 35% ownership position in Limagrain Cereal Seeds LLC (“LCS”). The remaining 65% of LCS is owned by Vilmorin & Cie, a major global producer and marketer of field crop and vegetable seeds and affiliate of Groupe Limagrain (“Limagrain”), through its wholly owned subsidiary, Vilmorin USA (“VUSA”). LCS improves and develops new wheat and barley varieties utilizing genetic and breeding resources, as well as advanced technologies from Limagrain and the Company. Funding for LCS comes from an initial pro rata equity investment from each partner and with subsequent financing in the form of debt from VUSA. As of June 30, 2015, the debt balance was $15.5 million with a maturity date of July 15, 2015. The maturity date was subsequently extended to October 15, 2015. While it is the Company’s expectation that VUSA will provide LCS with additional debt financing and extend maturity for repayment as needed, should additional capital in the form of equity be necessary to support the operations of LCS, the Company has the option to fund its pro rata share of such cash or elect to have its ownership percentage diluted. As of June 30, 2015 and December 31, 2014, the Company’s investment in LCS has been reduced to $0 as a result of its equity method loss pick-up.

3. Variable Interest Entity

In February 2012, the Company formed Verdeca, which is jointly owned with Bioceres, Inc., a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development company owned by approximately 230 shareholders, including some of South America’s largest soybean growers. Verdeca was formed to develop and license soybean traits using both partners’ agricultural technologies.

Both the Company and Bioceres, Inc. incur expenses in support of specific agreed activities on behalf of Verdeca, as defined by joint work plans, which apply fair market value to each partner’s activities. Verdeca is not the primary obligor for these activities performed by the Company or Bioceres, Inc. Unequal contributions of services are equalized by the partners through cash payments. An agreement executed in conjunction with the formation of Verdeca specifies that if Bioceres Inc. determines it requires cash to fund its contributed services (subject to certain annual limits), Bioceres, S.A. may elect to sell shares of its common stock to the Company for an amount not exceeding $5.0 million in the aggregate over a four-year period. The Company determined that its commitment to purchase common stock in Bioceres, S.A. as a means to provide capital to Verdeca resulted in a de facto agency relationship between the Company and Bioceres, Inc. The Company considers qualitative factors in assessing the primary beneficiary which include understanding the purpose and design of the VIE, associated risks that the VIE creates, activities that could be directed by the Company, and the expected relative impact of those activities on the economic performance of the VIE. Based on an evaluation of these factors, the Company concluded that it is the primary beneficiary of Verdeca.

As a result of the agreement to fund future contributions by Bioceres, Inc., the Company purchased common stock of Bioceres, S.A. in the aggregate amount of $1,950 between January 2013 and August 2014. The Company’s remaining maximum commitment to purchase stock in Bioceres, S.A. under the original funding agreement amounted to $2.0 million for 2014 and $1.2 million for 2015. In September 2014, the Company and Bioceres, S.A. entered into an agreement to reduce the annual commitment for 2014 to $500,000 from the original $2.0 million and to eliminate the 2015 commitment amount of $1.2 million. In consideration for these amendments, the Company surrendered 1,832 shares of Bioceres, S.A. held by the Company. The Company recorded an expense of $1.5 million related to this agreement, which is classified as research and development expense in the consolidated statement of operations for the year ended December 31, 2014.

In addition, the Company has a right to require Bioceres, S.A. to repurchase any shares of common stock then owned by the Company upon the occurrence of certain events specified in the agreement, and similarly, Bioceres, S.A. has the right to require the Company to sell back any shares of common stock owned by the Company under certain circumstances. Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amount of $123,000, $171,000, $286,000 and $517,000 for the three and six months ended June 30, 2015 and 2014, respectively.

4. Debt

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Notes payable	$19,349	$—
Note payable to related party	—	8,000
Promissory note	—	1,924

Total	19,349	9,924
Less current portion	—	(1,055)

Long-term portion	$19,349	$8,869

In July 2012, a 36-month $8.0 million term note was executed with Moral Compass Corporation (“MCC”), the Company’s largest stockholder, and was subordinate to the promissory notes and convertible promissory notes. The interest rate on the loan was prime plus 2%, with interest only paid monthly in arrears. The principal was due in full at maturity in July 2015. On November 10, 2014, the Company and MCC entered into an amendment to the $8.0 million term loan under which the maturity date was extended to the first to occur of the following dates: (i) April 1, 2016, (ii) the date of an Event of Default, or (iii) a date designated by MCC, by notice to the Company, no earlier than the 20th day following consummation by the Company of an equity financing with gross proceeds to the Company of at least $50 million. In addition, the interest rate remained at prime plus 2% through December 31, 2014, and was amended to increase to 11% per annum thereafter until maturity. The balance of the note, inclusive of accrued interest, was approximately $8.0 million as of December 31, 2014. Accrued interest of $36,000 was recorded in amounts due to related parties on the balance sheet as of December 31, 2014. This term note, including the principal balance of $8.0 million and accrued interest and prepayment fee of $148,000, was paid off in full in April 2015.

Promissory notes were executed with an unrelated party in August 2013 and November 2013 in the amounts of $2.0 million and $1.1 million, respectively. The interest rate on the notes was 10% with principal and interest due in 36 equal monthly installments over the course of their respective three-year terms. Monthly principal and interest on the $2.0 million note was $65,000. Monthly principal and interest on the $1.1 million note is $35,000. These notes, including the aggregate outstanding principal balance of $1.6 million and accrued interest and prepayment fee of $44,000, were paid off in full in April 2015.

In April 2015, the Company entered into a loan and security agreement with an unrelated party, under which the Company incurred an aggregate principal amount of $20.0 million in term loan borrowings (the “Term Loans”). Under this loan agreement, interest on the Term Loans accrues at a rate per annum equal to the greater of (i) 9.0% and (ii) a fluctuating rate of interest equal to three-month LIBOR as in effect from time to time plus 8.74%. The Company is required to make interest-only payments under this agreement from the drawdown dates through April 30, 2016, subject to certain conditions for extension to October 31, 2016. After this date, it is required to make equal monthly payments of principal and interest so that all outstanding principal amounts and accrued interest will be repaid by November 1, 2018. This agreement provides for a right of prepayment with associated prepayment fees. Upon the maturity date or the date on which the Term Loans are prepaid in whole or in part, the Company owes an additional end-of-term payment of $600,000 to the lenders.

The loan and security agreement includes customary covenants for credit facilities of this type. In addition, the agreement contains a financial covenant with respect to quarterly revenue targets which shall not be less than 80% of the projected revenue for such periods or cash and cash equivalents on hand which shall be at least 50% of the outstanding loan amount. As of June 30, 2015, the Company is in compliance with such covenants. The obligations under the loan agreement are secured by substantially all of the Company’s assets. In July 2015, the Company amended the loan agreement to include certain intellectual property rights in exchange for a waiver of the Company’s obligation to obtain a subordination agreement from Mahyco International with respect to the indebtedness the Company owes to Mahyco International. If any of these events of default occurs, the lenders may accelerate and declare to be immediately due and payable the outstanding principal amount of the Term Loans and the Company’s other payment obligations under the agreement. In the case of a bankruptcy or insolvency event of default, the outstanding principal amount of the Term Loans and the Company’s other payment obligations under the loan agreement automatically are accelerated and become due and payable. In addition, if an event of default occurs and is continuing under the loan agreement, the lenders may exercise certain additional secured creditor remedies against the Company and against the assets securing the Company’s obligations under the agreement.

As part of the loan and security arrangement, the Company also issued the lenders 1,503,760 warrants to purchase shares of its common stock at an exercise price of $1.33 per share which were only exercisable in the event that an IPO was not completed prior to September 30, 2015 and would remain exercisable until November 1, 2018. The Company initially recorded $356,000 for the fair value of the warrants as a liability in the consolidated balance sheet which was subject to subsequent remeasurement for changes in fair value until exercise or expiration. In addition, the Company concluded that the interest rate adjustment upon non-occurrence of an IPO is an embedded derivative and recorded $81,000 for the fair value of the embedded derivative as a liability which was subject to subsequent remeasurement for changes in fair value until exercise or expiration. The proceeds received under the Term Loans, less fees paid to the lender of $289,000, were allocated to the warrant liability and the embedded derivative liability based on their initial fair values with the residual amount recorded as notes payable. The resulting debt discount will be amortized as interest expense over the term of the Term Loans using the effective interest method. The interest expense related to the debt discount was $76,000.

In May 2015, upon the completion of the IPO, the warrants were terminated and the right to adjust interest rate upon non-occurrence of an IPO was relinquished. As such, the Company reclassified the initial fair value of the warrants and the embedded derivative of $437,000 to other income. The Company recognized interest expense related to the combined Term Loans of $396,000 for the three and six months ended June 30, 2015.

Convertible Promissory Notes

A note and warrant purchase agreement was executed in September 2013, with Mahyco International Pte Ltd., (“Mahyco International”), an affiliate of Maharashtra Hybrid Seeds Company Lt. (“Mahyco”) which is a licensee of the Company’s technologies. The Company issued two notes under this agreement in the amounts of $500,000 in September 2013 and $4.5 million in December 2013. The interest on the notes is prime plus 2%, compounded monthly over the course of the five-year terms ending September and December 2018 and is payable on the maturity dates. At any time during the term, the lender may convert all or part of the outstanding balance of the notes (including principal and accrued but unpaid interest) into common stock of the Company at $16.52 per share through December 2016 and subsequently at 90% of the most recent offering.

At its option, Mahyco International may offset future fee payments due from Mahyco to the Company against the outstanding balance of the notes (including principal and accrued but unpaid interest). Mahyco International has the right to demand immediate settlement of a portion of the outstanding balance of the convertible promissory notes, the amount of which shall be mutually agreed by the Company and the lender prior to such settlement. The Company recorded a derivative liability for the initial fair value of the settlement obligation. The lender has the right, at its option, to place another $5.0 million of convertible debt with the Company during the five-year term. The Company recorded a derivative liability for the initial fair value of the Company’s obligation to issue the additional $5.0 million of convertible promissory notes. Changes in the fair value of the derivative liabilities are recorded to other income (expense), net in the condensed consolidated statement of operations.

The Company also issued to the lender a warrant to purchase 75,666 shares of common stock at an exercise price of $16.52. The warrant was issued in December 2013, vested immediately and remains exercisable throughout the five-year term. The Company allocated the gross proceeds to the derivative liabilities based on their initial fair values and the remainder of the proceeds to the convertible promissory note and warrants on a relative fair value basis. The amount allocated to the common stock warrant was recorded as a debt discount to be amortized as interest expense over the estimated term of the loan agreement using the effective interest rate method. The Company recognized interest expense related to the convertible promissory note of $175,000, $182,000, $379,000 and $364,000 for the three and six months ended June 30, 2015 and 2014. Of the total interest expense recognized, $127,000, $117,000, $267,000 and $234,000 were related to the debt discount for the three and six months ended June 30, 2015 and 2014. In March 2015, the parties amended the warrant to clarify the meaning of a reorganization event. The Company accounted for the amendment as a modification with the incremental increase in fair value of $0.2 million as of the amendment date, which was accounted for as a deemed dividend to the warrant holder.

5. Stock-Based Compensation

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted options under the 2006 Plan until May 2015 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2006 Plan. Certain options vested upon completion of the IPO and the remaining unvested options vest over original service periods between two-and-a-quarter and four years. The 2015 Plan became effective upon the IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,087,729 shares of common stock reserved for future issuance, which included 212,729 shares under the 2006 Plan that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016. In addition, shares subject to awards under the 2006 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted generally are exercisable for up to 10 years.

As of June 30, 2015, a total of 3,087,729 shares of common stock were reserved for issuance under the 2015 Plan, of which 3,042,729 shares of common stock are available for future grant. In connection with the IPO, and as contemplated by the Company’s Director Compensation Policy, the Company granted options to purchase an aggregate of 45,000 shares to three new members of the Board of Directors who joined the Board in connection with the IPO. The Company did not grant options to officers of the Company in connection with the IPO as initially contemplated and described in the Company’s registration statement for the IPO. The Compensation Committee of the Board of Directors of the Company, which is responsible for the administration of the 2015 Plan, reviews equity incentives for the Company’s officers as part of its regular review of executive officer compensation. As of June 30, 2015, a total of 4,049,706 and 45,000 options are outstanding under the 2006 and 2015 Plans, respectively.

Employee Stock Purchase Plan

Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on May 14, 2015, the Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ends on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. The initial number of shares of common stock reserved for issuance under the ESPP is 625,000, and the ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of June 30, 2015, no shares had been issued under the ESPP.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2014	3,759,839	$3.00	$12,499
Options granted	352,493	7.30
Options exercised	(6,566)	4.22
Options cancelled and forfeited	(11,059)	7.99

Outstanding — Balance at June 30, 2015	4,094,707	$3.34	$15,908

Options vested and exercisable — June 30, 2015	3,679,731	$2.87	$15,850

As of June 30, 2015, there was $1.4 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.55 years.

The fair value of stock option awards to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (years)	5.52	—	5.52	—
Expected volatility	80%	—	80% - 104%	—
Risk-free interest rate	1.62%	—	1.61% - 1.66%	—
Dividend yield	—	—	—	—

The weighted-average estimated grant-date fair value of employee stock options granted during the three and six months ended June 30, 2015 were $5.35 and $1.28, respectively. There were no options granted during the three and six months ended June 30, 2014.

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

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The Company’s effective tax rate (ETR) was - 3.2% both for the three and six months ended June 30, 2015 and -2.0% both for the three and six months ended June 30, 2014. The negative effective tax rate compared to the federal statutory rate of 34 percent was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

As of June 30, 2015, there have been no material changes to our uncertain tax positions.

7. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and conversion of convertible promissory notes, redeemable convertible preferred stock and convertible preferred stock. As the Company had net losses for the three and six months ended June 30, 2015 and 2014, all potentially dilutive common shares were determined to be anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Six Months Ended June 30,
	2015	2014
Convertible preferred stock	—	23,385,029
Redeemable convertible preferred stock	—	9,587,764
Options to purchase common stock	4,094,707	3,671,045
Warrants to purchase common stock	1,336,894	1,336,894
Convertible promissory notes	—	300,119

Total	5,431,601	38,280,851

8. Related-Party Transactions

The Company’s related parties include MCC, Blue Horse Labs, Inc. (“BHL”), and Limagrain. BHL is deemed a related party as a result of its existing contractual relationship with the Company and because a Director of the Company also serves as the Treasurer of BHL and as an Officer and Director of MCC, the Company’s controlling stockholder as of June 30, 2015.

Transactions with related parties are reflected in the condensed consolidated financial statements under amounts due to or from related parties and notes payable to related party. Outlined below are details of agreements between the Company and its related parties:

A term note was executed with MCC in July 2012 for $8.0 million (see Note 4). The principal balance is included in the December 31, 2014 consolidated balance sheets as notes payable to related party and the related accrued interest is included in amounts due to related parties. This note was paid off in full in April 2015.

Under a license agreement executed in 2003 and amended in 2009, BHL receives a single-digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties which involve certain intellectual property developed under research funding from BHL. Royalty fees due to BHL were $10,000 and $21,000 as of June 30, 2015 and December 31, 2014, respectively, and are included in the consolidated balance sheets as amounts due to related parties.

License agreements were executed with Limagrain, a stockholder of the Company, in September 2009 and February 2011. The agreements license certain of the Company’s traits to Limagrain and include up-front license fees, annual license fees, milestone fees and value-sharing payments. The Company recognized $23,000 of revenue under these agreements in each of the three months ended June 30, 2015 and 2014 and $46,000 in each of the six months ended June 30, 2015 and 2014. No amounts were due from Limagrain as of June 30, 2015 and December 31, 2014.

9. Subsequent Events

The Company has reviewed and evaluated subsequent events through August 10th, 2015, the date the condensed consolidated financial statements were available to be issued.

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

We have formed strategic partnerships and developed strong relationships with global agricultural leaders for development and commercialization of our traits in major crops and consumer products. Our collaborators include subsidiaries or affiliates of Limagrain (Vilmorin & Cie), Mahyco, Dow AgroSciences, DuPont Pioneer (E.I. du Pont de Nemours and Company), SES Vanderhave, Genective (a joint venture between Limagrain and KWS SAAT), Scotts, U.S. Sugar, Abbott, Ardent Mills, Bioceres, and others. Additionally, in order to increase our participation in the value of two major crops, wheat and soybean, we have formed two joint ventures. Limagrain Cereal Seeds LLC (“LCS”) is our joint venture with Limagrain for the development and commercialization of wheat products for North America. Verdeca is our joint venture with Bioceres for the development and deregulation of soybean traits globally. In April 2015, Verdeca entered into a collaboration agreement with Dow AgroSciences under which the parties will collaborate on the development and deregulation of soybean traits on a global basis. We may elect to enter into future collaboration agreements and joint ventures based on our evaluation of the potential opportunities.

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

We have never been profitable and had an accumulated deficit of $123.5 million as of June 30, 2015. We incurred net losses of $3.7 million, $5.8 million, $9.5 million and $9.3 million for the three and six months ended June 30, 2015 and 2014, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need substantial additional funding to support our operating activities and we may not be able to obtain such funding on favorable terms, if at all.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product revenues, licensing agreements, contract research agreements, and government grants. We expect that over the next several years, a substantial majority of our revenues will consist of license revenues, including milestone payments, and contract research and government grant revenues until the introduction of our seed trait products to the market, if and when they are commercially available. Further, we expect that our license revenues will vary as we enter into new license agreements and with the timing of milestone payments and recognition of deferred upfront license fees under existing license agreements.

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

We recognize milestone payments as revenue when the related performance criteria are achieved. Milestones typically are due at significant stages of development for our traits in a potential commercial product, such as achievement of specific technological targets, completion of field trials, filing with regulatory agencies, completion of the regulatory process, and commercial launch of a product containing our traits. Given the seasonality of agriculture and time required to progress from one development stage to the next, achievement of milestones is inherently uneven, and our license revenues are likely to fluctuate significantly from period to period.

Contract Research and Government Grant Revenues

Contract research revenues consist of amounts earned from performing contracted research primarily related to breeding programs or the genetic engineering of plants for third parties. We generally recognize revenue as these services are provided. Contract research revenues can vary from period to period based on the scheduling of contract research projects and the timing of completion of services provided. In addition, in certain cases, we are entitled to receive a portion of the revenues generated from sales of products that incorporate our seed traits. Products expected to result from such contract research are in various stages of the product development cycle and we do not expect to generate any revenues from the commercial sale of any such products for at least the next three to five years.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of employee salaries and benefits, professional service fees, and overhead costs. We expect our selling, general, and administrative expenses to increase substantially for the foreseeable future as a result of operating as a public company after the completion of our initial public offering in May 2015, and they may fluctuate from period to period.

Interest Expense

Interest expense consists of interest costs related to our outstanding borrowings under our loan agreements.

Other Income (Expense), Net

Other income (expense), net, consists of changes in the fair value of our derivative liabilities related to our convertible promissory notes, reclassification of warrant liability and derivative liability, and interest income on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Increase / (Decrease)	% Increase / (Decrease)
	2015	2014
	(In thousands except percentage)
Revenues:
Product	$179	$65	$114	175%
License	401	195	206	106%
Contract research and government grants	850	1,045	(195)	-19%

Total revenues	1,430	1,305	125	10%
Operating expenses:
Cost of product revenues	106	46	60	130%
Research and development	2,086	2,275	(189)	-8%
Selling, general and administrative	2,785	3,983	(1,198)	-30%

Total operating expenses	4,977	6,304	(1,327)	-21%

Loss from operations	(3,547)	(4,999)	1,452	-29%
Interest expense	(775)	(399)	(376)	94%
Other income, net	735	222	513	231%

Net loss before income taxes and equity in loss of unconsolidated entity	(3,587)	(5,176)	1,589	-31%

Income tax benefit (provision)	(90)	(99)	9	-9%
Equity in loss of unconsolidated entity	—	(536)	536	*

Net loss and comprehensive loss	$(3,677)	$(5,811)	$2,134	-37%

*	Not meaningful

Revenues

Product revenues accounted for 13% and 5% of our total revenues in the second quarter of 2015 and 2014, respectively. Our product revenues from sales of our Sonova products increased by $0.1 million, or 175%, in the quarter-to-quarter comparison, due to increased encapsulated sales and higher volume orders from one of our clients.

License revenues accounted for 28% and 15% of our total revenues for the quarters ended June 30, 2015 and 2014, respectively. Our license revenues increased by $0.2 million, or 106%, in the second quarter of 2015 compared to revenues in the second quarter of 2014. The increase in license revenue is primarily driven by increases to cumulative changes in the amortization rate of up-front license fees as a result of the discontinuance of agreements

Contract research and government grant revenues comprise a significant portion of our total revenues, accounting for 59% and 80% of our total revenues for the second quarters of 2015 and 2014, respectively. Our contract research and government grant revenues decreased by $0.2 million, or 19%, in the second quarter of 2015 compared to grant revenues in the second quarter of 2014. The decrease reflected the successful completion of a contract research project and a government grant project during 2014, for which related revenues were included in the second quarter of 2014. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of the award of government grants and eligible research and development expenses.

Cost of Product Revenues

Cost of product revenues increased by $60,000, or 130%, in the second quarter of 2015 compared to the second quarter of 2014 consistent with the increase in product revenues from sales of our Sonova products.

Research and Development

Research and development expenses decreased by $0.2 million, or 8%, in the second quarter of 2015 compared to the second quarter of 2014. The decrease was primarily driven by the timing of subcontracted activities in support of government grant revenues.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $1.2 million, or 30%, in the second quarter of 2015 compared to the second quarter of 2014. The decrease was primarily due to the issuance fees related to our Series D financing expensed in 2014, which is partially offset by increases in legal and consulting associated with our initial public filing completed in the second quarter of 2015 and additional stock-based compensation expense resulting from stock options granted in the last quarter of 2014 and the first quarter of 2015.

Interest Expense

Interest expense was $0.8 million for the second quarter of 2015, an increase of $0.4 million compared to $0.4 million for the second quarter of 2014. The increase was primarily related to the $20.0 million in term loan borrowings assumed by us in April 2015 and prepayment fees on other loan facilities which were retired.

Other Income, Net

Other income, net, of $0.7 million for the three months ended June 30, 2015 increased by $0.5 million compared to the second quarter of 2014. The increase was primarily driven by the $0.3 million decrease in the fair value of the derivative liabilities related to our convertible promissory notes and the $0.4 million of gain on expiration of the warrant and derivative liabilities associated with the $20.0 million of term loan borrowing upon IPO.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Increase / (Decrease)	% Increase / (Decrease)
	2015	2014
	(In thousands except percentage)
Revenues:
Product	$260	$199	$61	31%
License	559	371	188	51%
Contract research and government grants	1,426	2,112	(686)	-32%

Total revenues	2,245	2,682	(437)	-16%
Operating expenses:
Cost of product revenues	162	137	25	18%
Research and development	3,918	4,258	(340)	-8%
Selling, general and administrative	5,423	5,867	(444)	-8%

Total operating expenses	9,503	10,262	(759)	-7%

Loss from operations	(7,258)	(7,580)	322	-4%
Interest expense	(1,242)	(783)	(459)	59%
Other income (expense), net	(661)	200	(861)	*

Net loss before income taxes and equity in loss of unconsolidated entity	(9,161)	(8,163)	(998)	12%

Income tax provision	(319)	(192)	(127)	66%
Equity in loss of unconsolidated entity	—	(932)	932	-100%

Net loss and comprehensive loss	$(9,480)	$(9,287)	$(193)	2%

*	Not meaningful

Revenues

Product revenues accounted for 12% and 7% of our total revenues in the six months ended June 30, 2015 and 2014, respectively. Our product revenues from sales of our Sonova products increased by $61,000, or 31%, in the six-month-to-six-month comparison, due to the timing of orders.

License revenues accounted for 25% and 14% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. Our license revenues increased by $0.2 million, or 51%, in the six months ended June 30, 2015 compared to revenues in the same period of 2014. The increase in license revenue is primarily driven by cumulative changes in the amortization rate of up-front license fees as a result of the discontinuance of agreements.

Contract research and government grant revenues comprise a significant portion of our total revenues, accounting for 64% and 79% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. Our contract research and government grant revenues decreased by $0.7 million, or 32%, in the six months ended June 30, 2015 compared to the same period in 2014. The decrease reflected the successful completion of a contract research project and a government grant project during 2014, as well as the timing of expenses incurred in support of continuing projects. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of the award of government grants and eligible research and development expenses.

Cost of Product Revenues

Cost of product revenues increased by $25,000, or 18%, in the first half of 2015 compared to the first half of 2014 consistent with the increase in product revenues from sales of our Sonova products.

Research and Development

Research and development expenses decreased by $0.3 million, or 8%, in the first half of 2015 compared to the first half of 2014. The decrease was primarily driven by the timing of subcontracted activities in support of government grant revenues.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $0.4 million, or 8%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was primarily due to issuance fees related to our Series D financing expensed in 2014 that were partially offset by increases in audit, legal and outside services fees incurred in support of preparing for and operating as a public company in 2015. Additional stock compensation expense was recognized in the six months ended June 30, 2015 as a result of options granted in the last quarter of 2014 and the first half of 2015.

Interest Expense

Interest expense was $1.2 million for the first half of 2015, an increase of $0.5 million, or 59% compared to $0.8 million for the first half of 2014. The increase was primarily due to $20.0 million in term loan borrowings assumed by us in April 2015 and prepayment of other loan facilities which were retired.

Other Income (Expense), Net

Other income (expense), net, for the six months ended June 30, 2015 primarily consisted of the $1.1 million loss from the remeasurement of the fair value of the derivative liabilities related to our convertible promissory notes, partially offset by the $0.4 million gain on expiration of warrant and derivative liabilities associated with the $20.0 million of term loan borrowing.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with the net proceeds from private placements of equity and debt securities, as well as proceeds from the sale of our Sonova products and payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which are primarily focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes conducting replicated field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of June 30, 2015, we had cash and cash equivalents of $80.0 million.

In April 2015, we obtained additional debt financing in the form of a senior secured term loan facility. We borrowed the entire $20.0 million under this facility on the closing date. With the proceeds from the term loan facility, we paid off our term note with MCC consisting of the principal balance of $8.0 million and accrued interest and prepayment fee of $0.1 million, and paid off our promissory notes with an unrelated party consisting of the aggregate outstanding principal balance of $1.6 million and accrued interest and prepayment fees of $44,000.

In May 2015, we completed our initial public offering. In connection with this offering, we issued and sold 8,528,306 shares of common stock at a price to the public of $8.00 per share and received approximately $58.3 million in net proceeds, after deducting underwriting discounts and commissions of $4.8 million and offering expenses of approximately $5.1 million.

Our principal uses of cash are to fund our operations. We believe that our existing cash and cash equivalents as of June 30, 2015, inclusive of proceeds from the initial public offering and our senior secured term loan facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

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

Term Note, Related Party

In July 2012, we entered into a 36-month unsecured term note with MCC, our controlling stockholder, in the amount of $8.0 million. The interest rate on the loan was prime plus 2%, with interest paid monthly in arrears, and the principal was due in full at maturity in July 2015. In November 2014, we amended this note to change the maturity date to the first to occur of (i) April 1, 2016, (ii) the date of an event of default, or (iii) a date designated by MCC no earlier than the 20th day following our completion of an equity financing with gross proceeds to us of at least $50.0 million. In addition, the interest rate on the term loan remained at prime plus 2% through December 31, 2014, after which the rate increased to 11% per annum until maturity. In April 2015, we entered into a new term loan facility and repaid the principal balance of $8.0 million plus accrued interest and prepayment fee of $148,000 on this note.

Promissory Notes

We entered into promissory notes in August 2013 and November 2013 in the amounts of $2.0 million and $1.1 million, respectively. The interest rate on the notes was fixed at 10% with principal and interest due in 36 equal monthly installments over the course of the three-year terms. Monthly principal and interest on the $2.0 million note was $65,000 and the three-year term ends in August 2016. Monthly principal and interest on the $1.1 million note was $35,000 and the three-year term ends in November 2016. In April 2015, we entered into a new term loan facility and repaid the aggregate outstanding principal balance of $1.6 million plus accrued interest and prepayment fees of $44,000 on the promissory notes.

Convertible Promissory Notes

In September 2013, we entered into a note and warrant purchase agreement in the amount of $5.0 million with Mahyco International, an affiliate of Mahyco, one of our commercial partners with which we have several research and license agreements. We issued a convertible promissory note under this agreement in exchange for $500,000 in September 2013 and issued a second convertible promissory note in exchange for $4.5 million in December 2013. The interest rate on the notes is prime plus 2%, compounded monthly over the course of the five-year terms ending in September and December 2018, respectively. At any time during the term, Mahyco International may convert all or part of the aggregate outstanding balance of the notes (including principal and accrued but unpaid interest) into shares of our common stock at $16.52 per share. Mahyco International has the right, at its option, to place another $5.0 million of convertible debt with us during the five-year term. Mahyco International, at its option, may offset future fee payments to us due from Mahyco under any license agreements or contract research and development agreements with us against the outstanding balance of the note, including principal and accrued but unpaid interest. With the exception of such offset payments, no principal or interest is due until the end of the term. Under this note and warrant purchase agreement, we also issued Mahyco International warrants to purchase 75,666 shares of our common stock at an exercise price of $16.52 per share. The warrants were issued in December 2013, vested immediately, and remain exercisable throughout the five-year term.

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

Under this loan agreement, interest on the term loans accrues at a rate per annum equal to the greater of (i) 9.0% and (ii) a fluctuating rate of interest equal to three-month LIBOR as in effect from time to time plus 8.74%. We are required to make interest-only payments under this agreement from the drawdown dates through April 30, 2016, or subject to certain conditions, through October 31, 2016. After this date, we are required to make equal monthly payments of principal and interest so that all outstanding principal amounts and accrued interest will be repaid by November 1, 2018. This agreement provides for a right of prepayment with associated prepayment fees. Upon the maturity date or the date on which the term loans are prepaid in whole or in part, we will owe an additional end-of-term payment to the lenders.

The loan agreement includes customary covenants for credit facilities of this type. In addition, the agreement contains a financial covenant with respect to quarterly revenue targets or cash and cash equivalents on hand. As of the date of this reporting, we are in compliance with such covenants. Our obligations under the loan agreement are secured by substantially all of our assets. We recently amended the loan agreement to include certain intellectual property rights in exchange for a waiver of our obligation to obtain a subordination agreement from Mahyco International with respect to the indebtedness we owe to Mahyco International. If any of these events of default occurs, the lenders may accelerate and declare to be immediately due and payable the outstanding principal amount of the term loans and our other payment obligations under the agreement. In the case of a bankruptcy or insolvency event of default, the outstanding principal amount of the term loans and our other payment obligations under the loan agreement automatically are accelerated and become due and payable. In addition, if an event of default occurs and is continuing under the loan agreement, the lenders may exercise certain additional secured creditor remedies against us and against the assets securing our obligations under the agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(6,582)	$(8,423)
Investing activities	(23)	(948)
Financing activities	70,037	32,211

Net increase in cash	$63,432	$22,840

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2015 was $6.6 million. Our net loss of $9.5 million and the gain on expiration of warrant and derivative liabilities related to notes payable upon IPO of $0.4 million was partly offset by non-cash charges of $1.1 million for the change in fair value of derivative liabilities, $0.9 million for stock-based compensation, $0.3 million for accretion of debt discount and $0.1 million for depreciation and amortization as well as adjustments in our working capital accounts. The increase in cash associated with our net operating assets of $0.8 million was primarily due to a $1.0 million increase in accounts payable and accrued liabilities due to the additional unpaid costs associated with our IPO and the timing of our payments on billings received and a $1.1 million decrease in accounts receivable and unbilled revenue as a result of a significant milestone payment which was invoiced in the fourth quarter of 2014 and received in the first quarter of 2015 This was offset by a $0.6 million decrease in unearned revenue due to the recognition of revenue, a $0.4 million increase in prepaid expenses and other current assets as well as a $0.1 million increase in inventory.

Cash used in operating activities for the six months ended June 30, 2014 was $8.4 million. Our net loss of $9.3 million was partly offset by non-cash charges of $0.9 million for equity in loss of unconsolidated entity, $0.4 million for stock-based compensation, $0.1 million for accretion of debt discount and change in the fair value of derivative liabilities, and $0.2 million for depreciation and amortization, as well as $0.1 million for common stock warrants issued for services. The decrease in cash associated with our net operating assets of $0.9 million was due to a $0.8 million increase in inventory due to seasonal growing and processing fees incurred in the first six months of 2014, a $0.4 million decrease in unearned revenue due to the recognition of revenue, a $0.4 million increase in unbilled revenue and a $0.2 million increase in due to related party, which was offset by a $0.4 million decrease in accounts receivables as a result of a milestone payment which was invoiced in the fourth quarter of 2013 and received in the first quarter of 2014, a $0.4 million increase in accounts payable and other accrued expenses as a result of the timing of payments and a $0.1 million decrease in amounts due from related party.

Cash used in investing activities

Cash used in investing activities for the six months ended June 30, 2015 of $23,000 consisted of purchase of property and equipment.

Cash used in investing activities for the six months ended June 30, 2014 of $0.9 million consisted primarily of our investment in Bioceres S.A. in accordance with our agreements concerning Verdeca.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2015 of $70.0 million was from $61.4 million net proceeds from our initial public offering completed in May 2015 and $19.7 million net proceeds from issuance of the notes payable in April 2015, offset by $11.1 million of payments on notes payable and convertible promissory notes.

Cash provided by financing activities for the six months ended June 30, 2014 of $32.2 million was related to $32.8 million of net proceeds from the issuance of our Series D preferred stock and common stock warrants in the first half of 2014, offset by $0.6 million of payments on notes payable and capital lease arrangements.

Contractual Obligations and Other Commitments

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

We consider our critical accounting policies and estimates to be revenue recognition, inventories, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015 from those disclosed in our prospectus dated May 14, 2015 that forms a part of the Company’s Registration Statement on Form S-1, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2015, we had cash and cash equivalents of $80.0 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our formation in 2002 and expect to continue to incur net losses for the foreseeable future. We incurred a net loss of $18.3 million for the year ended December 31, 2014 and a net loss of $9.5 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $123.5 million. We expect to continue to incur losses until we begin generating revenues from the sale of traits we are currently developing, which we expect will not occur for several years, if at all. Because we have incurred and will continue to incur significant costs and expenses for these efforts before we obtain any incremental revenues from the sale of seeds incorporating our traits, our losses in future periods could be even more significant. In addition, we may find our development efforts are more expensive than we anticipate or that they do not generate revenues in the time period we anticipate, which would further increase our losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of our traits, our business, financial condition, operating results, and prospects will suffer.

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

We will continue to need capital to fund our research and development projects and to provide working capital to fund other aspects of our business. If our capital resources are insufficient to meet our capital requirements, we will have to raise additional funds. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we are able to raise additional debt financing, which will require the consent of our current debt holders, we may be subject to additional restrictive covenants that limit our operating flexibility. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products, or curtail operations. If adequate funds are not available, we will not be able to successfully execute on our business strategy or continue our business.

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and The NASDAQ Stock Market, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has made and will continue to make some activities more time consuming and costly. In addition, our management and other personnel has had to and will continue to divert attention from operational and other business matters to devote substantial time to these public company requirements. While we have recently increased our resources, we may still need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and others beyond our control, including:

•	addition or loss of significant customers, collaborators, or distributors;

•	changes in laws or regulations applicable to our industry or traits;

•	additions or departures of key personnel;

•	the failure of securities analysts to cover our common stock after this offering;

•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;

•	price and volume fluctuations in the overall stock market;

•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	our ability to protect our intellectual property and other proprietary rights;

•	sales of our common stock by us or our stockholders;

•	the expiration of contractual lock-up agreements;

•	litigation involving us, our industry, or both;

•	major catastrophic events; and

•	general economic and market conditions and trends.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Following the completion of our initial public offering in May 2015, and the completion of the underwriters’ exercise of their initial public offering over-allotment option in June 2015, 43,581,695 shares of common stock were outstanding. Of these shares, 6,880,288 shares are freely tradable, without restriction, in the public market. Each of our directors and officers and substantially all of our other stockholders has entered into a lock-up agreement with the underwriters of that restricts their ability to sell or transfer their shares. The lock-up agreements will expire at the end of November 10, 2015. The underwriters, however, may, in their sole discretion, waive the contractual lock-up prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of June 17, 2015, up to an additional 36,701,407 shares of common stock will be eligible for sale in the public market, of which 31,643,423 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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

As previously disclosed in our registration statement for the IPO, certain of our directors and executive officers hold options to purchase 370,000 shares of common stock that were granted in 2006 and will expire on December 31, 2015. In June 2015, certain of these executive officers adopted stock trading plans pursuant to the requirements of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) with respect to sales of shares underlying under these options. A portion of these options may be exercised and sold prior to November 10, 2015 (the end of the 180-day post-IPO lock-up period) to meet individual tax obligations associated with exercising the granted options prior to their expiration at year-end. The plans were adopted during an “open window” in accordance with guidelines specified by Rule 10b5-1 of the Exchange Act and as permitted by the Company’s insider trading policy.

All sales of common stock under the plans by executive officers will be reported through appropriate filings with the SEC. We do not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any of our directors or executive officers in the future, or to report any modification or termination of such plans, except to the extent required by law.

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

Arcadia Biosciences, Inc.

August 10, 2015	By:	/s/ Eric J. Rey
Eric J. Rey
Chief Executive Officer

August 10, 2015	By:	/s/ Thomas P. O’Neil
Thomas P. O’Neil
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	First Amendment to the Loan and Security Agreement dated April 28, 2015 between the Registrant and entities affiliated with Tennenbaum Capital Partners, LLC, as lenders, and Obsidian Agency Services, Inc. as agent for the lenders.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.