Form 10-Q
period 2015-09-30
Arcadia Biosciences, Inc.
filed 2015-11-05
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 44,083,195.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,966	$16,571
Short-term investments	11,290	—
Accounts receivable	685	1,042
Unbilled revenue	431	380
Inventories — current	598	424
Prepaid expenses and other current assets	672	278
Total current assets	76,642	18,695
Property and equipment, net	597	728
Inventories — noncurrent	2,132	2,149
Cost method investment	500	500
Other noncurrent assets	102	2,817
Total assets	$79,973	$24,889
Liabilities, redeemable and convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,976	$3,197
Amounts due to related parties	15	56
Promissory notes — current	—	1,055
Convertible promissory notes	3,639	4,551
Unearned revenue — current	840	830
Derivative liabilities related to convertible promissory notes	2,425	1,580
Total current liabilities	10,895	11,269
Notes payable	19,462	—
Note payable to related party	—	8,000
Promissory notes — noncurrent	—	869
Unearned revenue — noncurrent	2,783	3,636
Other noncurrent liabilities	3,000	3,000
Total liabilities	36,140	26,774
Redeemable convertible preferred stock, no par value—0 and 10,553,770 shares authorized as of September 30, 2015 and December 31, 2014; 0 and 9,587,764 issued and outstanding as of September 30, 2015 and December 31, 2014	—	34,098
Convertible preferred stock, no par value—0 and 94,586,346 shares authorized as of September 30, 2015 and December 31, 2014; 0 and 23,385,029 issued and outstanding as of September 30, 2015 and December 31, 2014	—	48,783
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value—20,000,000 and 0 shares authorized as of September 30, 2015 and December 31, 2014; no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value—400,000,000 and 140,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 43,931,094 and 2,074,030 shares issued and outstanding as of September 30, 2015 and December 31, 2014	44	—
Additional paid-in capital	171,858	29,204
Accumulated deficit	(128,069)	(113,970)
Total stockholders’ equity (deficit)	43,833	(84,766)
Total liabilities, redeemable and convertible preferred stock and stockholders’ equity (deficit)	$79,973	$24,889

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product	$123	$67	$383	$266
License	214	91	773	462
Contract research and government grants	1,486	1,344	2,912	3,456
Total revenues (which includes $23, $23, $68 and $68 from related parties — Note 8)	1,823	1,502	4,068	4,184
Operating expenses:
Cost of product revenues	61	1,795	223	1,932
Research and development	3,179	3,684	7,097	7,942
Selling, general and administrative	2,818	1,966	8,241	7,833
Total operating expenses	6,058	7,445	15,561	17,707
Loss from operations	(4,235)	(5,943)	(11,493)	(13,523)
Interest expense	(766)	(265)	(2,008)	(1,048)
Other income (expense), net	285	(813)	(376)	(613)
Net loss before income taxes and equity in loss of unconsolidated entity	(4,716)	(7,021)	(13,877)	(15,184)
Income tax benefit (provision)	97	(43)	(222)	(235)
Equity in loss of unconsolidated entity	—	—	—	(932)
Net loss and comprehensive loss	(4,619)	(7,064)	(14,099)	(16,351)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,570)	(2,574)	(2,088)
Deemed dividends to warrant holder	—	—	(197)	—
Net loss attributable to common stockholders	$(4,619)	$(8,634)	$(16,870)	$(18,439)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(4.19)	$(0.72)	$(8.96)
Weighted-average number of shares used in per share calculations:
Basic and diluted	43,647,180	2,061,805	23,318,262	2,058,327

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2014	—	$—	—	$—	23,385,029	$—	2,056,557	$—	$78,334	$(95,631)	$(17,297)
Exercise of stock options	—	—	—	—	—	—	17,473	—	19	—	19
Preferred stock reclassification	—	—	23,385,029	48,783	(23,385,029)	—	—	—	(48,783)	—	(48,783)
Stock-based compensation	—	—	—	—	—	—	—	—	976	—	976
Issuance of preferred stock, net of issuance cost of $194	9,587,764	30,360	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	2,396	—	2,396
Accretion of redeemable convertible preferred stock to redemption value		3,738	—	—	—	—	—	—	(3,738)	—	(3,738)
Net loss	—	—	—	—	—	—	—	—	—	(18,339)	(18,339)
Balance at December 31, 2014	9,587,764	34,098	23,385,029	48,783	—	—	2,074,030	—	29,204	(113,970)	(84,766)
Exercise of stock options (unaudited)	—	—	—	—	—	—	355,965	—	187	—	187
Stock-based compensation (unaudited)	—	—	—	—	—	—			1,205		1,205
Accretion of redeemable convertible preferred stock to redemption value (unaudited)	—	2,574	—	—	—	—	—	—	(2,574)	—	(2,574)
Preferred stock conversion to common stock upon the IPO (unaudited)	(9,587,764)	(36,672)	(23,385,029)	(48,783)	—	—	32,972,793	33	85,422		85,455
Issuance of common stock upon the IPO, net of issuance costs of $9,801 (unaudited)	—	—	—	—	—	—	8,528,306	9	58,416	—	58,425
Reclassification due to re-incorporation upon the IPO (unaudited)	—	—	—	—	—	—	—	2	(2)	—	—
Deemed dividend to common stock warrant holder (unaudited)	—	—	—	—	—	—	—	—	(197)	—	(197)
Increase in value of common stock warrant due to modification (unaudited)	—	—	—	—	—	—	—	—	197	—	197
Net loss (unaudited)	—	—	—	—	—	—	—	—	—	(14,099)	(14,099)
Balance at September 30, 2015 (unaudited)	—	$—	—	$—	—	$—	43,931,094	$44	$171,858	$(128,069)	$43,833

See accompanying notes to the unaudited condensed consolidated financial statement

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,099)	$(16,351)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	210	272
Gain on disposal of equipment	—	3
Equity in loss of unconsolidated entity	—	932
Loss related to amendment of Bioceres funding agreement	—	1,450
Stock-based compensation	1,205	595
Common stock warrants issued for services	—	93
Change in fair value of derivative liabilities related to convertible promissory notes	845	621
Gain on expiration of warrant and derivative liability related to notes payable upon IPO	(437)	—
Accretion of debt discount	589	342
Changes in operating assets and liabilities:
Accounts receivable	357	591
Amounts due from related parties	—	100
Unbilled revenue	(51)	(821)
Inventories	(157)	550
Prepaid expenses and other current assets	(375)	39
Other noncurrent assets	(43)	—
Accounts payable and accrued expenses	1,676	60
Amounts due to related parties	(41)	(151)
Unearned revenue	(842)	(454)
Net cash used in operating activities	(11,163)	(12,129)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost method investment	—	(1,450)
Proceeds from sale of property and equipment	—	7
Purchases of property and equipment	(80)	(40)
Purchases of short-term investments	(11,290)	—
Net cash used in investing activities	(11,370)	(1,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon IPO	68,226	—
Payments of IPO issuance costs	(8,054)	(9)
Proceeds from issuance of notes payable	20,000	—
Payments of debt issuance costs	(290)	—
Proceeds from exercise of stock options	168	6
Proceeds from issuance of redeemable convertible preferred stock and common stock warrants, net of issuance costs	—	32,845
Payments on notes payable to related party	(8,000)	—
Payments on notes payable and convertible promissory notes	(3,122)	(836)
Capital lease payments	—	(59)
Net cash provided by financing activities	68,928	31,947
Net increase in cash and cash equivalents	46,395	18,335
Cash and cash equivalents — beginning of period	16,571	2,835
Cash and cash equivalents — end of period	$62,966	$21,170
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,411	$571
Cash paid for income taxes	$149	$83
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$2,574	$2,088
Purchases of property and equipment included in accounts payable and accrued expenses	$1	$—
Deferred offering costs included in accounts payable and accrued expenses	$155	$214
Reclassification of deferred IPO costs to equity	$5,026	$—
Deemed dividend to common stock warrant holder	$197	$—
Issuance of warrants and derivatives	$437	$—
Stock option exercise cost included in accounts receivable	$19	$—
Conversion of preferred stock to common stock upon IPO	$85,455	$—

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

Initial Public Offering

In May 2015, the Company completed an initial public offering (“IPO”), and subsequently in June 2015, the Company completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, the Company issued and sold 8,528,306 shares of common stock, at $8.00 per share, which raised $58.4 million in proceeds, net of underwriting discounts, commissions and offering expenses. At the closing of the IPO, all of the outstanding shares of convertible preferred stock and redeemable convertible preferred stock were automatically converted into 32,972,793 shares of common stock. Following the IPO, there were no shares of preferred stock outstanding.

In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 400,000,000 shares designated as common stock and 20,000,000 shares designated as preferred stock, all with a par value of $0.001 per share.

Unaudited Interim Financial Information

The interim condensed consolidated balance sheet at September 30, 2015, and the condensed consolidated statements of operations and comprehensive loss, and cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2014 included herein was derived from the audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the prospectus dated May 14, 2015 that forms a part of the Company’s Registration Statement on Form S-1, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto. Significant estimates and assumptions made by management included the determination of the provision for income taxes, costs to complete government grants and research contracts, the development period of revenue-generating technologies and the estimation of inventory reserves. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s IPO, are capitalized. The deferred offering costs were subsequently offset against IPO proceeds upon the closing of the offering in May 2015. At December 31, 2014, the Company capitalized $2.8 million of deferred offering costs in other noncurrent assets on the consolidated balance sheet. There were no remaining amounts deferred at September 30, 2015 pertaining to the IPO.

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

SONOVA ® GLA Safflower Oil Inventory

Proprietary safflower plants are grown, producing seed with high gamma linolenic acid (GLA) content. This seed is used for subsequent plantings or processed, and sold as GLA oil. Amounts inventoried consist primarily of fees paid to contracted cooperators to grow the crops and costs to process and store harvested seed. Inventory costs are tracked on a lot-identified basis, valued at the lower of cost or market, and are included as cost of product revenues when sold. The Company provides for inventory reserves when conditions indicate that the selling price may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additionally, the Company provides reserves for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable period to reduce the carrying amount to its estimated net realizable value. The reserves are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company had inventory reserves of $1.7 million as of September 30, 2015 and December 31, 2014, relating to reserves recorded in 2014 primarily as a result of changes in conditions of specific customers and regulatory delays for the use of its Sonova products by certain new industries.

The inventories—current line item in the condensed consolidated balance sheet consists of the cost of oil inventory forecasted to be sold in the next 12 months, as of the balance sheet date. The inventories—noncurrent line item consists of oil and seed inventory expected to be used in production or sold beyond the next 12 months, as of the balance sheet date.

Raw materials inventories consist primarily of seed production costs incurred by our contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. Combined current and non-current inventories are categorized as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$1,183	$1,004
Finished goods	1,547	1,569
Inventories	$2,730	$2,573

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, money market funds and fixed income investments. Although we deposit our cash with multiple financial institutions, our deposits, at times, exceed federally insured limits. We invest in fixed income securities that are of high-credit quality.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2015 and December 31, 2014, cash and cash equivalents consist of cash deposited with banks, money market funds and investments that mature within three months of their purchase.

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

As of September 30, 2015, the Company had investments in fixed income securities with maturities of one year or less from date of purchase, which are considered available-for-sale and recorded in short-term investments in the Consolidated Balance Sheets.  The Company had an insignificant amount of unrealized gains or losses and did not recognize any other-than-temporary impairments. The Company did not have investments in fixed income securities at December 31, 2014.

The Company’s cash equivalents and investments in fixed income securities as of September 30, 2015 were as follows:

	Fair Value Measurements at September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$45,697	$—	$—	$45,697
Commercial paper	4,999	—	—	4,999
U.S. government agency securities	2,001	—	—	2,001
Short-term investments:
Commercial paper	—	1,000	—	1,000
U.S. government securities	—	5,040	—	5,040
U.S. government agency securities	—	5,250	—	5,250
Total Assets at Fair Value	$52,697	$11,290	$—	$63,987

The carrying values of the Company’s promissory notes, convertible promissory notes, and notes payable approximate their fair values for the three and nine months ended September 30, 2015 and 2014 as the market rates currently available to the Company and other assumptions have not changed significantly.  These were classified as Level 2.

The Company’s Level 3 liabilities measured and recorded on a recurring basis consist of derivative liabilities related to the convertible promissory note. The following table sets forth a summary of the changes in the fair value and other adjustments of these derivative liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$2,688	$994	$1,580	$1,192
Change in fair value and other adjustments	(263)	596	845	398
Ending balance	$2,425	$1,590	$2,425	$1,590

Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah” or “Sellers”), to purchase the Sellers’ food and agricultural research company through a stock purchase. Pursuant to the merger with Anawah, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs and, as a result, reduced the contingent liability to $3.0 million. As of September 30, 2015, the Company believes the contingent liability is appropriate as it continues to pursue three development programs using this technology.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date by one year.  The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application with an effective date of January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 and ASU 2015-14 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

2. Investment in Unconsolidated Entity

The Company owns a 35% ownership position in Limagrain Cereal Seeds LLC (“LCS”). The remaining 65% of LCS is owned by Vilmorin & Cie, a major global producer and marketer of field crop and vegetable seeds and affiliate of Groupe Limagrain (“Limagrain”), through its wholly owned subsidiary, Vilmorin USA (“VUSA”). LCS improves and develops new wheat and barley varieties utilizing genetic and breeding resources, as well as advanced technologies from Limagrain and the Company. Funding for LCS comes from an initial pro rata equity investment from each partner and with subsequent financing in the form of debt from VUSA. As of September 30, 2015, the debt balance was $17.8 million with a maturity date of January 15, 2016. While it is the Company’s expectation that VUSA will provide LCS with additional debt financing and extend maturity for repayment as needed, should additional capital in the form of equity be necessary to support the operations of LCS, the Company has the option to fund its pro rata share of such cash or elect to have its ownership percentage diluted. As of September 30, 2015 and December 31, 2014, the Company’s investment in LCS has been reduced to $0 as a result of its equity method loss recognition.

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

As a result of the agreement to fund future contributions by Bioceres, Inc., the Company purchased common stock of Bioceres, S.A. in the aggregate amount of $2.0 million between January 2013 and August 2014. The Company’s remaining maximum commitment to purchase stock in Bioceres, S.A. under the original funding agreement amounted to $2.0 million for 2014 and $1.2 million for 2015. In September 2014, the Company and Bioceres, S.A. entered into an agreement to reduce the annual commitment for 2014 to $0.5 million from the original $2.0 million and to eliminate the 2015 commitment amount of $1.2 million. In consideration for these amendments, the Company surrendered 1,832 shares of Bioceres, S.A. held by the Company. The Company recorded an expense of $1.5 million related to this agreement, which is classified as research and development expense in the consolidated statement of operations for the quarter ended September 30, 2014.

In addition, the Company has a right to require Bioceres, S.A. to repurchase any shares of common stock then owned by the Company upon the occurrence of certain events specified in the agreement, and similarly, Bioceres, S.A. has the right to require the Company to sell back any shares of common stock owned by the Company under certain circumstances. Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amount of $0.9 million, $1.2 million, $0.2 million, and $0.7 million for the three and nine months ended September 30, 2015 and 2014, respectively. The amounts pertaining to 2015 were inclusive of subcontracted research services related to the development of soybean events in the amount of $0.7 million with Bioceres S.A. and Bioceres Semillas, S.A., a subsidiary of S.A. under an agreement effective July 2015. Per the agreement, the Company may pay for these services with a combination of cash and Bioceres S.A. shares.

4. Debt

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Notes payable	$19,462	$—
Note payable to related party	—	8,000
Promissory note	—	1,924
Total	19,462	9,924
Less current portion	—	(1,055)
Long-term portion	$19,462	$8,869

In July 2012, a 36-month $8.0 million term note was executed with Moral Compass Corporation (“MCC”), the Company’s largest stockholder, and was subordinate to the promissory notes and convertible promissory notes. The interest rate on the loan was prime plus 2%, with interest only paid monthly in arrears. The principal was due in full at maturity in July 2015. On November 10, 2014, the Company and MCC entered into an amendment to the $8.0 million term loan under which the maturity date was extended to the first to occur of the following dates: (i) April 1, 2016, (ii) the date of an Event of Default, or (iii) a date designated by MCC, by notice to the Company, no earlier than the 20th day following consummation by the Company of an equity financing with gross proceeds to the Company of at least $50 million. In addition, the interest rate remained at prime plus 2% through December 31, 2014, and was amended to increase to 11% per annum thereafter until maturity. The balance of the note, inclusive of accrued interest, was approximately $8.0 million as of December 31, 2014. Accrued interest of $36,000 was recorded in amounts due to related parties on the balance sheet as of December 31, 2014. This term note, including the principal balance of $8.0 million and accrued interest and prepayment fee of $0.1 million, was paid off in full in April 2015.

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

In April 2015, the Company entered into a loan and security agreement with an unrelated party, under which the Company incurred an aggregate principal amount of $20.0 million in term loan borrowings (the “Term Loans”). Under this loan agreement, interest on the Term Loans accrues at a rate per annum equal to the greater of (i) 9.0% and (ii) a fluctuating rate of interest equal to three-month LIBOR as in effect from time to time plus 8.74%. The Company is required to make interest-only payments under this agreement from the drawdown dates through April 30, 2016, subject to certain conditions for extension to October 31, 2016. After this date, it is required to make equal monthly payments of principal and interest so that all outstanding principal amounts and accrued interest will be repaid by November 1, 2018. This agreement provides for a right of prepayment with associated prepayment fees. Upon the maturity date or the date on which the Term Loans are prepaid in whole or in part, the Company owes an additional end-of-term payment of $0.6 million to the lenders.

The loan and security agreement includes customary covenants for credit facilities of this type. In addition, the agreement contains a financial covenant with respect to quarterly revenue targets, which shall not be less than 80% of the projected revenue for such periods, or cash and cash equivalents on hand which shall be at least 50% of the outstanding loan amount. As of September 30, 2015, the Company is in compliance with such covenants. The obligations under the loan agreement are secured by substantially all of the Company’s assets. In July 2015, the Company amended the loan agreement to include certain intellectual property rights in exchange for a waiver of the Company’s obligation to obtain a subordination agreement from Mahyco International Pte, Ltd. (“Mahyco International”) with respect to the indebtedness the Company owes to Mahyco International. If any of these events of default occurs, the lenders may accelerate and declare to be immediately due and payable the outstanding principal amount of the Term Loans and the Company’s other payment obligations under the agreement. In the case of a bankruptcy or insolvency event of default, the outstanding principal amount of the Term Loans and the Company’s other payment obligations under the loan agreement automatically are accelerated and become due and payable. In addition, if an event of default occurs and is continuing under the loan agreement, the lenders may exercise certain additional secured creditor remedies against the Company and against the assets securing the Company’s obligations under the agreement.

As part of the loan and security arrangement, the Company also issued the lenders warrants to purchase 1,503,760 shares of its common stock at an exercise price of $5.32 per share, which were only exercisable in the event that an IPO was not completed prior to September 30, 2015 and would remain exercisable until November 1, 2018. The Company initially recorded $0.4 million for the fair value of the warrants as a liability in the consolidated balance sheet, which was subject to subsequent remeasurement for changes in fair value until exercise or expiration. In addition, the Company concluded that the interest rate adjustment upon non-occurrence of an IPO is an embedded derivative and recorded $81,000 for the fair value of the embedded derivative as a liability, which was subject to subsequent remeasurement for changes in fair value until exercise or expiration. The proceeds received under the Term Loans, less fees paid to the lender of $0.3 million, were allocated to the warrant liability and the embedded derivative liability based on their initial fair values with the residual amount recorded as notes payable. The resulting debt discount will be amortized as interest expense over the term of the Term Loans using the effective interest method. The interest expense related to the debt discount was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015.

In May 2015, upon the completion of the IPO, the warrants were terminated and the right to adjust interest rate upon non-occurrence of an IPO was relinquished. As such, the Company reclassified the initial fair value of the warrants and the embedded derivative of $0.4 million to other income. The Company recognized interest expense inclusive of the debt discount related to the combined Term Loans of $0.6 million and $1.0 million for the three and nine months ended September 30, 2015.

Convertible Promissory Notes

A note and warrant purchase agreement was executed in September 2013, with Mahyco International, an affiliate of Maharashtra Hybrid Seeds Company Ltd. (“Mahyco”), which is a licensee of the Company’s technologies. The Company issued two notes under this agreement in the amounts of $0.5 million in September 2013 and $4.5 million in December 2013. The interest on the notes is prime plus 2%, compounded monthly over the course of the five-year terms ending September and December 2018, and is payable on the maturity dates. At any time during the term, the lender may convert all or part of the outstanding balance of the notes (including principal and accrued but unpaid interest) into common stock of the Company at $16.52 per share through December 2016 and at 90% of the most recent offering thereafter.

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

The Company also issued to the lender a warrant to purchase 75,666 shares of common stock at an exercise price of $16.52. The warrant was issued in December 2013, vested immediately and remains exercisable throughout the five-year term. The Company allocated the gross proceeds to the derivative liabilities based on their initial fair values and the remainder of the proceeds to the convertible promissory note and warrants on a relative fair value basis. The amount allocated to the common stock warrant was recorded as a debt discount to be amortized as interest expense over the estimated term of the loan agreement using the effective interest rate method. The Company recognized interest expense related to the convertible promissory note of $0.2 million, $0.6 million, $0.2 million and $0.7 million for the three and nine months ended September 30, 2015 and 2014, respectively. Of the total interest expense recognized, $0.1 million, $0.4 million, $0.2 million and $0.5 million were related to the debt discount for the three and nine months ended September 30, 2015 and 2014, respectively. In March 2015, the parties amended the warrant to clarify the meaning of a reorganization event. The Company accounted for the amendment as a modification with the incremental increase in fair value of $0.2 million as of the amendment date, which was accounted for as a deemed dividend to the warrant holder.

5. Stock-Based Compensation

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted options under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2006 Plan. Certain options vested upon completion of the IPO and the remaining unvested options vest over original service periods between two-and-a-quarter and four years. The 2015 Plan became effective upon the IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,087,729 shares of common stock reserved for future issuance, which included 212,729 shares under the 2006 Plan that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016. In addition, shares subject to awards under the 2006 Plan that are forfeited or terminated will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted generally are exercisable for up to 10 years.

As of September 30, 2015, a total of 3,089,340 shares of common stock were reserved for issuance under the 2015 Plan, of which 3,044,340 shares of common stock are available for future grant. In connection with the IPO, and as contemplated by the Company’s Director Compensation Policy, the Company granted options to purchase an aggregate of 45,000 shares to three new members of the Board of Directors who joined the Board in connection with the IPO. As of September 30, 2015, a total of 3,699,534 and 45,000 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2014	3,759,839	$3.00	$12,499
Options granted	352,493	7.30
Options exercised	(355,965)	0.53
Options cancelled and forfeited	(11,833)	7.92
Outstanding — Balance at September 30, 2015	3,744,534	$3.61	$4,332
Options vested and exercisable — September 30, 2015	3,359,944	$3.20	$4,322

As of September 30, 2015, there was $1.4 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.3 years.

The weighted-average estimated grant-date fair value of employee stock options granted during the three and nine months ended September 30, 2015 were $0 and $4.61, respectively.  There were no options granted during the three months ended September 30, 2015, and the three and nine months ended September 30, 2014.

Employee Stock Purchase Plan

Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on May 14, 2015, the Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ends on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. The initial number of shares of common stock reserved for issuance under the ESPP is 625,000, and the ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of September 30, 2015, no shares had been issued under the ESPP.

6. Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items that are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The Company’s effective tax rate (ETR) was 2.1% and -1.6% for the three and nine months ended September 30, 2015, respectively, and -0.6% and -1.5% for the three and nine months ended September 30, 2014, respectively. The difference between the effective tax rate and the federal statutory rate of 34% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

As of September 30, 2015, there have been no material changes to our uncertain tax positions.

7. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and conversion of convertible promissory notes, redeemable convertible preferred stock and convertible preferred stock. As the Company had net losses for the three and nine months ended September 30, 2015 and 2014, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Nine Months Ended September 30,
	2015	2014
Convertible preferred stock	—	23,385,029
Redeemable convertible preferred stock	—	9,587,764
Options to purchase common stock	3,744,534	3,642,971
Warrants to purchase common stock	1,336,894	1,336,894
Convertible promissory notes	320,464	304,108
Total	5,401,892	38,256,766

8. Related-Party Transactions

The Company’s related parties include MCC, Blue Horse Labs, Inc. (“BHL”), and Limagrain. BHL is deemed a related party as a result of its existing contractual relationship with the Company and because a Director of the Company also serves as the Treasurer of BHL and as an Officer and Director of MCC, the Company’s controlling stockholder as of September 30, 2015.

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

Under a license agreement executed in 2003 and amended in 2009, BHL receives a single-digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding from BHL. Royalty fees due to BHL were $15,000 and $21,000 as of September 30, 2015 and December 31, 2014, respectively, and are included in the consolidated balance sheets as amounts due to related parties.

License agreements were executed with Limagrain, a stockholder of the Company, in September 2009 and February 2011. The agreements license certain of the Company’s traits to Limagrain and include up-front license fees, annual license fees, milestone fees and value-sharing payments. The Company recognized $23,000 of revenue under these agreements in each of the three months ended September 30, 2015 and 2014 and $68,000 in each of the nine months ended September 30, 2015 and 2014. No amounts were due from Limagrain as of September 30, 2015 and December 31, 2014.

9. Subsequent Events

The Company has reviewed and evaluated subsequent events through November 5, 2015, the date the condensed consolidated financial statements were available to be issued.

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

Most of our agreements include the grant of exclusive rights or non-exclusive rights to a particular trait for use in a particular crop within a defined geography. To date, we have not granted exclusive rights to all of our traits for use in a particular crop to a single partner and, likewise, we have not granted exclusive rights to utilize a particular trait in all crops to a single partner. Our approach to selecting commercial partners involves careful consideration of their market channels and capabilities to ensure that they are well matched to the trait, crop, and geography that form the foundation of our commercial relationship.

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

We have never been profitable and had an accumulated deficit of $128.1 million as of September 30, 2015. We incurred net losses of $4.6 million, $14.1 million, $7.1 million and $16.4 million for the three and nine months ended September 30, 2015 and 2014, respectively. We expect to continue to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need substantial additional funding to support our operating activities and we may not be able to obtain such funding on favorable terms, if at all.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product revenues, licensing agreements, contract research agreements, and government grants. We expect that over the next several years, a substantial majority of our revenues will consist of license revenues, primarily in the form of maintenance and milestone payments, and contract research and government grant revenues until the introduction of our seed trait products to the market, if and when they are commercially available. Further, we expect that our license revenues will vary as we enter into new license agreements and with the timing of milestone payments and recognition of deferred upfront license fees under existing license agreements.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of employee salaries and benefits, professional service fees, and overhead costs. Our selling, general, and administrative expenses may increase for the foreseeable future as a result of operating as a public company.

Interest Expense

Interest expense consists of interest costs related to our outstanding borrowings under our loan agreements.

Other Income (Expense), Net

Other income (expense), net, consists of changes in the fair value of our derivative liabilities related to our convertible promissory notes, reclassification of warrant liability and derivative liability, and interest income on our cash and cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
	(In thousands except percentage)
Revenues:
Product	$123	$67	$56	84%
License	214	91	123	135%
Contract research and government grants	1,486	1,344	142	11%
Total revenues	1,823	1,502	321	21%
Operating expenses:
Cost of product revenues	61	1,795	(1,734)	(97)%
Research and development	3,179	3,684	(505)	(14)%
Selling, general and administrative	2,818	1,966	852	43%
Total operating expenses	6,058	7,445	(1,387)	(19)%
Loss from operations	(4,235)	(5,943)	(1,708)	(29)%
Interest expense	(766)	(265)	501	189%
Other income (expense), net	285	(813)	(1,098)	(135)%
Net loss before income taxes and equity in loss of unconsolidated entity	(4,716)	(7,021)	(2,305)	(33)%
Income tax benefit (provision)	97	(43)	(140)	(326)%
Equity in loss of unconsolidated entity	—	—	—	—
Net loss and comprehensive loss	$(4,619)	$(7,064)	$(2,445)	(35)%

Revenues

Product revenues accounted for 7% and 4% of our total revenues in the three months ended September 30, 2015 and 2014, respectively. Our product revenues from sales of our Sonova products increased by $56,000, or 84%, in the quarter-to-quarter comparison, due to increased encapsulated sales and higher volume orders from one of our clients.

License revenues accounted for 12% and 6% of our total revenues for the quarters ended September 30, 2015 and 2014, respectively. Our license revenues increased by $0.1 million, or 135%, in the three months ended September 30, 2015 compared to revenues in the three months ended September 30, 2014. The increase in license revenue is primarily driven by recognition of revenue due to changes in the estimated development timeline made in the fourth quarter of 2014.

Contract research and government grant revenues comprise a significant portion of our total revenues, accounting for 81% and 90% of our total revenues for the quarters ended September 30, 2015 and 2014, respectively. Our contract research and government grant revenues increased by $0.1 million, or 11%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase is due to a new contract research project in the third quarter, partially offset by the successful completion of an unrelated contract research project in the fourth quarter of 2014. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of the award of government grants and eligible research and development expenses.

Cost of Product Revenues

Cost of product revenues decreased by $1.7 million, or 97%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to an inventory reserve established in the third quarter of 2014.

Research and Development

Research and development expenses decreased by $0.5 million, or 14%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily driven by the one-time charge related to a surrender of Bioceres S.A. shares in the third quarter of 2014, partially offset by the research services in support of Verdeca in the third quarter of 2015.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $0.9 million, or 43%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily related to increased accounting, legal and outside services associated with operating as a public company in 2015.

Interest Expense

Interest expense was $0.8 million for the three months ended September 30, 2015, an increase of $0.5 million compared to $0.3 million for the three months ended September 30, 2014. The increase was primarily related to the contractual interest amount and accretion of a debt discount on the $20.0 million term loan borrowings that occurred in April 2015.

Other Income (Expense), Net

Other income, net, for the three months ended September 30, 2015 primarily consisted of the $0.3 million gain from the remeasurement of the fair value of the derivative liabilities related to our convertible promissory notes.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
	(In thousands except percentage)
Revenues:
Product	$383	$266	$117	44%
License	773	462	311	67%
Contract research and government grants	2,912	3,456	(544)	(16)%
Total revenues	4,068	4,184	(116)	(3)%
Operating expenses:
Cost of product revenues	223	1,932	(1,709)	(88)%
Research and development	7,097	7,942	(845)	(11)%
Selling, general and administrative	8,241	7,833	408	5%
Total operating expenses	15,561	17,707	(2,146)	(12)%
Loss from operations	(11,493)	(13,523)	(2,030)	(15)%
Interest expense	(2,008)	(1,048)	960	92%
Other expense, net	(376)	(613)	(237)	*
Net loss before income taxes and equity in loss of unconsolidated entity	(13,877)	(15,184)	(1,307)	(9)%
Income tax provision	(222)	(235)	(13)	(6)%
Equity in loss of unconsolidated entity	—	(932)	(932)	(100)%
Net loss and comprehensive loss	$(14,099)	$(16,351)	$(2,252)	(14)%

*	Not meaningful

Revenues

Product revenues accounted for 9% and 6% of our total revenues in the nine months ended September 30, 2015 and 2014, respectively. Our product revenues from sales of our Sonova products increased by $0.1 million, or 44%, due to an increase in sales from existing customers when compared to the same period last year.

License revenues accounted for 19% and 11% of our total revenues for nine months ended September 30, 2015 and 2014, respectively. Our license revenues increased by $0.3 million, or 67%, in the nine months ended September 30, 2015 compared to revenues in the same period of 2014. The increase in license revenue is primarily driven by cumulative changes in the amortization rate of up-front license fees, as a result of the discontinuance of certain license agreements earlier in the year.

Contract research and government grant revenues comprise a significant portion of our total revenues and accounted for 72% and 83% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. Our contract research and government grant revenues decreased by $0.5 million, or 16%, in the nine months ended September 30, 2015 compared to the same period in 2014. The decrease reflected the successful completion of a contract research project and a government grant project during 2014, as well as the timing of expenses incurred in support of continuing projects. Contract research and government grant revenues can vary from quarter to quarter depending on the timing of contract research projects and the completion of services provided, and the timing of the award of government grants and eligible research and development expenses.

Cost of Product Revenues

Cost of product revenues decreased by $1.7 million, or 88%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to an inventory reserve established in the third quarter of 2014.

Research and Development

Research and development expenses decreased by $0.8 million, or 11%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was primarily driven by the one-time charge related to a surrender of Bioceres S.A. shares in the third quarter of 2014, partially offset by the research services in support of Verdeca in the third quarter of 2015.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $0.4 million, or 5%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to increased audit, legal and outside services fees incurred in support of preparing for and operating as a public company in 2015. Additional stock compensation expense was recognized in the nine months ended September 30, 2015 as a result of options granted in the last quarter of 2014 and the first half of 2015.

Interest Expense

Interest expense was $2.0 million for the nine months ended September 30, 2015, an increase of $1.0 million, or 92%, compared to $1.0 million for the nine months ended September 30, 2014. The increase was primarily related to the contractual interest amount and accretion of a debt discount on the $20.0 million term loan borrowings that occurred in April 2015.

Other Income (Expense), Net

Other income (expense), net, for the nine months ended September 30, 2015 primarily consisted of the $0.8 million increase in the fair value of the derivative liabilities related to our convertible promissory notes, which was partially offset by the $0.4 million gain on expiration of warrant and derivative liabilities associated with the $20.0 million of term loan borrowings.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with the net proceeds from private placements of equity and debt securities, as well as proceeds from the sale of our Sonova products and payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which are primarily focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes conducting replicated field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of September 30, 2015, we had cash and cash equivalents of $63.0 million and short-term investments of $11.3 million.

In April 2015, we obtained additional debt financing in the form of a senior secured term loan facility. We borrowed the entire $20.0 million under this facility on the closing date. With the proceeds from the term loan facility, we repaid our term note with MCC consisting of the principal balance of $8.0 million and accrued interest and prepayment fee of $0.1 million, and repaid our promissory notes with an unrelated party consisting of the aggregate outstanding principal balance of $1.6 million and accrued interest and prepayment fees of $44,000.

In May 2015, we completed our initial public offering. In connection with this offering, we issued and sold 8,528,306 shares of common stock at a price to the public of $8.00 per share and received $58.4 million in net proceeds, after deducting underwriting discounts and commissions of $4.8 million and offering expenses of $5.0 million.

Our principal uses of cash are to fund our operations. We believe that our existing cash and cash equivalents as of September 30, 2015 will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

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

Term Note, Related Party

In July 2012, we entered into a 36-month unsecured term note with MCC, our controlling stockholder, in the amount of $8.0 million. The interest rate on the loan was prime plus 2%, with interest paid monthly in arrears, and the principal was due in full at maturity in July 2015. In November 2014, we amended this note to change the maturity date to the first to occur of (i) April 1, 2016, (ii) the date of an event of default, or (iii) a date designated by MCC no earlier than the 20th day following our completion of an equity financing with gross proceeds to us of at least $50.0 million. In addition, the interest rate on the term loan remained at prime plus 2% through December 31, 2014, after which the rate increased to 11% per annum until maturity. In April 2015, we entered into a new term loan facility and repaid the principal balance of $8.0 million plus accrued interest and prepayment fee of $0.1 million on this note.

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

Convertible Promissory Notes

In September 2013, we entered into a note and warrant purchase agreement in the amount of $5.0 million with Mahyco International, an affiliate of Mahyco, one of our commercial partners with which we have several research and license agreements. We issued a convertible promissory note under this agreement in exchange for $0.5 million in September 2013 and issued a second convertible promissory note in exchange for $4.5 million in December 2013. The interest rate on the notes is prime plus 2%, compounded monthly over the course of the five-year terms ending in September and December 2018, respectively. At any time during the term, Mahyco International may convert all or part of the aggregate outstanding balance of the notes (including principal and accrued but unpaid interest) into shares of our common stock at $16.52 per share. Mahyco International has the right, at its option, to place another $5.0 million of convertible debt with us during the five-year term. Mahyco International, at its option, may offset future fee payments to us due from Mahyco under any license agreements or contract research and development agreements with us against the outstanding balance of the note, including principal and accrued but unpaid interest. With the exception of such offset payments, no principal or interest is due until the end of the term. Under this note and warrant purchase agreement, we also issued Mahyco International warrants to purchase 75,666 shares of our common stock at an exercise price of $16.52 per share. The warrants were issued in December 2013, vested immediately, and remain exercisable throughout the five-year term.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(11,163)	$(12,129)
Investing activities	(11,370)	(1,483)
Financing activities	68,928	31,947
Net increase in cash	$46,395	$18,335

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2015 was $11.2 million. Our net loss of $14.1 million and the gain on expiration of warrant and derivative liabilities related to notes payable upon IPO of $0.4 million was partly offset by non-cash charges of $0.8 million for the change in fair value of derivative liabilities, $1.2 million for stock-based compensation, $0.6 million for accretion of debt discount and $0.2 million for depreciation and amortization as well as adjustments in our working capital accounts. The increase in cash associated with our net operating assets of $0.5 million was primarily due to a $1.7 million increase in the change of accounts payable and accrued liabilities due to the timing of our payments on billings received and a $0.4 million decrease in accounts receivable as a result of a significant milestone payment which was invoiced in the fourth quarter of 2014 and received in the first quarter of 2015. This was offset by a $0.8 million decrease in unearned revenue due to the recognition of revenue, a $0.4 million increase in prepaid expenses and other current assets as well as a $0.2 million increase in inventory.

Cash used in operating activities for the nine months ended September 30, 2014 was $12.1 million. Our net loss of $16.4 million was partly offset by non-cash charges of $0.9 million for equity in loss of unconsolidated entity, $0.6 million for stock-based compensation, $0.3 million for accretion of debt discount and change in the fair value of derivative liabilities, $0.2 million for depreciation and amortization, and $0.1 million for common stock warrants issued for services. The decrease in cash associated with our net operating assets of $0.1 million was due to a $0.6 million increase in inventory due to seasonal growing and processing fees incurred in the nine months ended September 30, 2014, a $0.5 million decrease in unearned revenue due to the recognition of revenue, a $0.8 million increase in unbilled revenue and a $0.2 million increase in due to related party, which was offset by a $0.5 million decrease in accounts receivables as a result of a milestone payment which was invoiced in the fourth quarter of 2013 and received in the first quarter of 2014, and a $0.1 million decrease in amounts due from related party.

Cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2015 of $11.4 million consisted primarily of purchases of short-term investments.

Cash used in investing activities for the nine months ended September 30, 2014 of $1.5 million consisted primarily of our investment in Bioceres S.A. in accordance with our agreements concerning Verdeca.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2015 of $68.9 million was primarily from $60.2 million net proceeds from our initial public offering completed in May 2015 and $19.7 million net proceeds from issuance of the notes payable in April 2015, partially offset by $11.1 million of payments on notes payable and convertible promissory notes.

Cash provided by financing activities for the nine months ended September 30, 2014 of $31.9 million was primarily related to $32.8 million of net proceeds from the issuance of our Series D preferred stock and common stock warrants in 2014, partially offset by $0.9 million of payments on notes payable and capital lease arrangements.

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

We consider our critical accounting policies and estimates to be revenue recognition, inventories, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015 from those disclosed in our prospectus dated May 14, 2015 that forms a part of the Company’s Registration Statement on Form S-1, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2015, we had cash and cash equivalents of $63.0 million and short-term investments of $11.3 million consisting of cash and liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other legal proceedings.

ITEM 1A.	RISK FACTORS

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
•

farmers are generally cautious in their adoption of new products and technologies, with conservative initial purchases and proof of product required prior to widespread deployment, and accordingly, it may take several growing seasons for farmers to adopt our or our collaborators’ products on a large scale;

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

We have incurred significant net losses since our formation in 2002 and expect to continue to incur net losses for the foreseeable future. We incurred a net loss of $18.3 million for the year ended December 31, 2014 and a net loss of $14.1 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $128.1 million. We expect to continue to incur losses until we begin generating revenues from the sale of traits we are currently developing, which we expect will not occur for several years, if at all. Because we have incurred and will continue to incur significant costs and expenses for these efforts before we obtain any incremental revenues from the sale of seeds incorporating our traits, our losses in future periods could be even more significant. In addition, we may find our development efforts are more expensive than we anticipate or that they do not generate revenues in the time period we anticipate, which would further increase our losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of our traits, our business, financial condition, operating results, and prospects will suffer.

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

Many factors that may adversely affect the success of our field trials are beyond our control, including weather and climatic variations, such as drought or floods, severe heat or frost, hail, tornadoes and hurricanes, uncommon pests and diseases, or acts of protest or vandalism. For example, if there was prolonged or permanent disruption to the electricity, climate control, or water supply operating systems in our greenhouses or laboratories, the crops in which we or our collaborators are testing our traits and the samples we or our collaborators store in freezers, both of which are essential to our research and development activities, could be severely damaged or destroyed, adversely affecting these activities and thereby our business and results of operations. Unfavorable weather conditions can also reduce both acreage planted and incidence, or timing of, certain crop diseases or pest infestations, each of which may halt or delay our field trials. We have also experienced crop failures in the past for then-unknown reasons, causing delays in our achievement of milestones and delivery of results and necessitating that we repeat the impacted field trials. Any field test failure we may experience may not be covered by insurance and, therefore, could result in increased cost for the field trials and development of our traits, which may negatively impact our business and results of operations. Additionally, we are subject to U.S. Department of Agriculture, or USDA, regulations, which may require us to abandon a field trial or to purchase and destroy neighboring crops that are planted after our field trials have commenced. For example, while conducting early field trials for GLA safflower oil, we were forced to purchase and destroy an adjacent safflower crop when the placement of bee hives by a third party altered the required isolation distance between our crop and the neighboring crop, requiring us to either purchase and destroy the adjacent crop or abandon our field trial. In order to prevent the significant delays that would result from terminating our field trial, we decided to purchase and destroy the neighboring crop at a cost of approximately $30,000. Similar factors outside of our control can create substantial volatility relating to our business and results of operations.

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

The regulatory process is expensive and time-consuming, and the time required to complete the process is difficult to predict and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Other than our Sonova products and Stress Tolerant Soybeans in Argentina through Verdeca, our joint venture with Bioceres, Inc., neither we nor our collaborators have completed all phases of the regulatory process for any of our products in development. Our traits could require a significantly longer time to complete the regulatory process than expected, or may never gain approval, even if we and our collaborators expend substantial time and resources seeking such approval. A delay or denial of regulatory approval could delay or prevent our ability to generate revenues and to achieve profitability. For example, we are currently awaiting completion of the regulatory process for one of our Sonova products to be used in pet food, which has taken longer than expected. Changes in regulatory review policies during the development period of any of our traits, changes in, or the enactment of, additional regulations or statutes, or changes in regulatory review practices for a submitted product application may cause a delay in obtaining approval or result in the rejection of an application for regulatory approval. Regulatory approval, if obtained, may be made subject to limitations on the indicated uses for which we or our collaborators may market a product. These limitations could adversely affect our potential revenues. Failure to comply with applicable regulatory requirements may, among other things, result in fines, suspensions of regulatory approvals, product recalls, product seizures, operating restrictions, and criminal prosecution. We have on certain occasions notified the USDA of instances of noncompliance with regulations. Although these occasions did not result in any enforcement actions, we may have occasions of noncompliance in the future that result in USDA or other governmental agency enforcement action.

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

We incur significant costs and devote substantial management time as a result of operating as a public company, and our management team has limited experience managing a public company.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and The NASDAQ Stock Market, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has made and will continue to make some activities more time consuming and costly. Our management and other personnel has had to and will continue to divert attention from operational and other business matters to devote substantial time to these public company requirements, which could adversely affect our business, financial condition, and operating results. While we have recently increased our resources, we may still need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors, which could adversely affect our business, financial condition, and operating results.

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

As of December 31, 2014, we had net operating loss carryforwards, or NOLs, for federal income tax reporting purposes of $98.1 million, which begin to expire in 2020, and state NOLs of $77.8 million, which began expiring in 2015. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we obtain profitability.

Risks Related to Ownership of Our Common Stock

Sales of our common stock by existing stockholders following the lock-up expiration on November 10, 2015 could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.  The lock-up agreements entered into among substantially all of our stockholders, including each of our directors and officers, and the underwriters of our initial public offering will expire on November 10, 2015. On November 11, 2015, out of the approximately 44 million shares of our common stock outstanding as of October 30, 2015, approximately 12 million shares of our common stock will be freely tradable without restriction and approximately 32 million shares will be freely tradable subject to the volume limitations under Rule 144. The holders of these 32 million shares have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock since our initial public offering has been and may continue to be volatile. Since shares of our common stock were sold in our initial public offering in May 2015 at a price of $8.00 per share, our stock price has ranged from $2.70 to $8.61, through October 30, 2015.  The market price of our common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond our control and may not be related to our operating performance, including:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 72.4% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

Moral Compass Corporation, our largest stockholder, beneficially owns approximately 51.3% of our outstanding common stock, and Moral Compass Corporation and Mandala Capital together beneficially own approximately 71.9% of our outstanding common stock. For so long as Moral Compass Corporation continues to own a significant percentage of our outstanding shares, they will be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Moral Compass Corporation may be able to exercise control over our management, business plans, and policies, including the appointment and removal of our officers, and may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. This concentration of ownership could deprive you of an opportunity to receive a premium for your shares as part of a sale of our company and ultimately might affect the market price of our common stock.

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

We are an emerging growth company within the meaning of the rules under the Securities Act and we plan in future filings with the SEC to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, we are not subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional testing of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Use of Proceeds from Public Offering of Common Stock

On May 20, 2015, we completed our initial public offering, or IPO, of our common stock, and on June 17, 2015, we completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, we issued and sold 8,528,306 shares of common stock, including the over-allotment shares, at a price to the public of $8.00 per share. As a result of the IPO, we received $68.2 million in gross proceeds, and $58.4 million in net proceeds after deducting underwriting discounts and commissions of $4.8 million and offering expenses of $5.0 million payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC acted as joint lead book-running managers for the IPO, and Piper Jaffray & Co. acted as an additional book-running manager. The offering terminated after all of the shares of common stock were sold.

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

Arcadia Biosciences, Inc.

November 5, 2015	By:	/s/ Eric J. Rey
Eric J. Rey
Chief Executive Officer

November 5, 2015	By:	/s/ Steven F. Brandwein
Steven F. Brandwein
Vice President of Finance and Administration and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.