Form 10-Q
period 2016-03-31
Arcadia Biosciences, Inc.
filed 2016-05-10
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 44,252,896.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$29,540	$23,973
Short-term investments	20,654	26,270
Accounts receivable	587	706
Unbilled revenue	106	82
Inventories — current	316	294
Prepaid expenses and other current assets	1,332	692
Total current assets	52,535	52,017
Property and equipment, net	656	585
Inventories — noncurrent	1,831	1,867
Long-term investments	14,907	19,748
Other noncurrent assets	176	25
Total assets	$70,105	$74,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,792	$2,423
Amounts due to related parties	13	19
Unearned revenue — current	1,353	1,008
Total current liabilities	4,158	3,450
Notes payable	24,978	24,930
Unearned revenue — noncurrent	2,492	2,637
Other noncurrent liabilities	3,000	3,000
Total liabilities	34,628	34,017
Stockholders’ equity (deficit):
Common stock, $0.001 par value—400,000,000 and 400,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 44,248,893 and 44,184,195 shares issued and outstanding as of March 31, 2016 and December 31, 2015	44	44
Additional paid-in capital	172,580	172,222
Accumulated deficit	(137,116)	(131,926)
Accumulated other comprehensive loss	(31)	(115)
Total stockholders’ equity	35,477	40,225
Total liabilities and stockholders’ equity	$70,105	$74,242

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product	$255	$81
License	152	158
Contract research and government grants	445	576
Total revenues (which includes $23 and $23 from related parties — Note 12)	852	815
Operating expenses:
Cost of product revenues	147	56
Research and development	2,202	1,832
Selling, general and administrative	3,436	2,638
Total operating expenses	5,785	4,526
Loss from operations	(4,933)	(3,711)
Interest expense	(327)	(467)
Other income (expense), net	76	(1,396)
Net loss before income taxes	(5,184)	(5,574)
Income tax provision	(6)	(229)
Net loss	(5,190)	(5,803)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,695)
Deemed dividends to warrant holder	—	(197)
Net loss attributable to common stockholders	$(5,190)	$(7,695)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.12)	$(3.71)
Weighted-average number of shares used in per share calculations:
Basic and diluted	44,215,156	2,075,407
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	84	—
Other comprehensive income	84	—
Comprehensive loss attributable to common stockholders	$(5,106)	$(7,695)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,190)	$(5,803)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	67	72
Net amortization of investment premium	76	—
Stock-based compensation	221	387
Change in fair value of derivative liabilities related to convertible promissory notes	—	1,399
Accretion of debt discount	48	141
Changes in operating assets and liabilities:
Accounts receivable	119	892
Unbilled revenue	(24)	210
Inventories	14	(49)
Prepaid expenses and other current assets	(641)	24
Other noncurrent assets	(152)	8
Accounts payable and accrued expenses	414	235
Amounts due to related parties	(7)	22
Unearned revenue	200	(136)
Net cash used in operating activities	(4,855)	(2,598)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(137)	(7)
Proceeds from sales and maturities of investments	10,465	—
Net cash provided by (used in) investing activities	10,328	(7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of IPO issuance costs	—	(1,238)
Payments of debt issuance costs	(45)	—
Proceeds from exercise of stock options and ESPP purchases	139	2
Payments on notes payable and convertible promissory notes	—	(1,452)
Net cash provided by (used in) financing activities	94	(2,688)
Net increase (decrease) in cash and cash equivalents	5,567	(5,293)
Cash and cash equivalents — beginning of period	23,973	16,571
Cash and cash equivalents — end of period	$29,540	$11,278
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$193	$510
Cash paid for income taxes	$1	$148
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$—	$1,695
Change in deferred offering costs included in accounts payable and accrued expenses	$—	$(264)
Purchases of property and equipment included in accounts payable and accrued expenses	$1	$—
Deemed dividend to common stock warrant holder	$—	$197

See accompanying notes to the unaudited condensed consolidated financial statements

Arcadia Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Organization

Arcadia Biosciences, Inc. (the “Company”), was incorporated in the state of Arizona in 2002 and maintains its headquarters in Davis, California, with additional facilities in Seattle, Washington; Phoenix, Arizona; and American Falls, Idaho. The Company was reincorporated in Delaware in March 2015.

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

In February 2012, the Company formed Verdeca LLC (“Verdeca”, see Note 6), which is jointly owned with Bioceres, Inc. (“Bioceres”), a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development cooperative. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

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

Initial Public Offering

In May 2015, the Company completed an initial public offering (the “IPO”) and subsequently in June 2015, the Company completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, the Company issued 8,528,306 shares of common stock at $8.00 per share, which raised $58.4 million in proceeds, net of underwriting discounts and commissions of $4.8 million and offering expenses of $5.0 million. At the closing of the IPO, all of the outstanding shares of convertible preferred stock and redeemable convertible preferred stock were automatically converted into 32,972,793 shares of common stock. Following the IPO, there were no shares of preferred stock outstanding.

In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation to change the authorized capital stock to 400,000,000 shares designated as common stock and 20,000,000 shares designated as preferred stock, all with a par value of $0.001 per share.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and Verdeca LLC in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary of

Verdeca, which is a VIE. The Company evaluates its relationships with the VIEs upon the occurrence of certain significant events that affect the design, structure or other factors pertinent to the primary beneficiary determination. Interim results are not necessarily indicative of results for any other interim period or for a full fiscal year. The information included in these consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed on March 8, 2016.

2. Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update impacts classification, additional fair value measurement, impairment assessment of equity investments and current required disclosures. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted if the entity meets certain early application guidance. The Company is evaluating the impact of the adoption of ASU 2016-01 on its operating results and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Based on the new standard, leases would recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its Consolidated Balance Sheets.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The revenue-related update does not change the core principal of the guidance but provides clarification on the implementation guidance on principal versus agent considerations. The standard’s effective date is the same as the effective date of ASU 2014-09, which is January 1, 2018. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements. The compensation-related standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

3. SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Raw materials inventories consist primarily of seed production costs incurred by the Company’s contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$719	$665
Finished goods	1,428	1,496
Inventories	$2,147	$2,161

The Company had inventory reserves for excess and slow-moving inventory of $2.3 million as of March 31, 2016 and December 31, 2015.

4. Investments and Fair Value of Financial Instruments

Available-for-Sale Investments

The Company classified cash equivalents, short-term and long-term investments as “available-for-sale.” Investments are free of trading restrictions. The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholder’s equity (deficit) in the Consolidated Balance Sheets. Gains and losses are recognized when realized in the Consolidated Statements of Operations and Comprehensive Loss. The Company did not have available-for-sale securities prior to third quarter of 2015.

The Company’s investments in fixed income securities consisted of the following as of March 31, 2016:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets at Fair Value
Cash equivalents:
Money market funds	$28,489	$—	$—	$28,489
Short-term investments:
Certificates of Deposit	2,557	—	(6)	2,551
U.S. government securities	16,360	2	(6)	16,356
U.S. government agency securities	1,747	—	—	1,747
Long-term investments:
Certificates of Deposit	2,407	1	(4)	2,404
U.S. government securities	7,521	—	(13)	7,508
U.S. government agency securities	5,000	—	(5)	4,995
Total Assets at Fair Value	$64,081	$3	$(34)	$64,050

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of March 31, 2016. The unrealized gains and losses amounts above are included in AOCI. All long-term investments will mature in 2017.

As of March 31, 2016, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2016.

Fair Value Measurement

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

The fair value of the available-for-sale investments at March 31, 2016 were as follows:

	Fair Value Measurements at March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$28,489	$—	$—	$28,489
Short-term investments:
Certificates of Deposit	—	2,552	—	2,552
U.S. government securities	16,356	—	—	16,356
U.S. government agency securities	—	1,746	—	1,746
Long-term investments:
Certificates of Deposit	—	2,404	—	2,404
U.S. government securities	7,508	—	—	7,508
U.S. government agency securities	—	4,995	—	4,995
Total Assets at Fair Value	$52,353	$11,697	$—	$64,050

The carrying values of the Company’s promissory notes, convertible promissory notes, and notes payable approximate their fair values for the three ended March 31, 2016 and 2015 as the market rates currently available to the Company and other assumptions have not changed significantly.  These were classified as Level 2.

The Company’s Level 3 liabilities measured and recorded on a recurring basis consist of derivative liabilities related to the convertible promissory note. The following table sets forth a summary of the changes in the fair value and other adjustments of these derivative liabilities (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$—	$1,580
Change in fair value and other adjustments	—	1,399
Ending balance	$—	$2,979

5. Investment in Unconsolidated Entity

The Company owns a 35% ownership position in Limagrain Cereal Seeds LLC (“LCS”). The remaining 65% of LCS is owned by Vilmorin & Cie, a major global producer and marketer of field crop and vegetable seeds and affiliate of Groupe Limagrain (“Limagrain”), through its wholly owned subsidiary, Vilmorin USA (“VUSA”). LCS improves and develops new wheat and barley varieties utilizing genetic and breeding resources, as well as advanced technologies from Limagrain and the Company. Funding for LCS comes from an initial pro rata equity investment from each partner and with subsequent financing in the form of debt from VUSA. As of March 31, 2016, the debt balance was $20.0 million with a maturity date of July 15, 2016. It is the Company’s expectation that VUSA will provide LCS with additional debt financing and extend maturity for repayment as needed. Should the debt be converted into equity or additional capital in the form of equity be necessary to support the operations of LCS, the Company has the option to fund its pro rata share of such cash or elect to have its ownership percentage diluted subject to an agreed valuation. As of March 31, 2016 and December 31, 2015, the Company’s investment in LCS has been reduced to $0 as a result of its equity method loss recognition.

6. Variable Interest Entity

In February 2012, the Company formed Verdeca LLC, which is jointly owned with Bioceres, Inc. ("Bioceres"), a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development cooperative owned by approximately 250 shareholders, including some of South America’s largest soybean growers. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

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

In addition, the Company had a right to require Bioceres, S.A. to repurchase any shares of common stock then owned by the Company upon the occurrence of certain events specified in the agreement, and similarly, Bioceres, S.A. had the right to require the Company to sell back any shares of common stock owned by the Company under certain circumstances. The Company entered into a subcontracted research agreement in 2015 with Bioceres S.A. and Bioceres Semillas, S.A., a subsidiary of Bioceres S.A. Per the agreement, the Company could pay for these services with a combination of cash and Bioceres S.A. shares. As of December 31, 2015, the liability for the aforementioned research agreement was settled with $205,000 of cash and the remaining 632 Bioceres S.A. shares, with a fair value of $500,000, held by the Company, thus reducing the cost investment on the Company’s Condensed Consolidated Balance Sheet to $0.

Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $40,000 and $163,000 for the three months ended March 31, 2016 and 2015, respectively.

7. Debt

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Notes payable	$24,978	$24,930
Total	24,978	24,930
Less current portion	—	—
Long-term portion	$24,978	$24,930

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

In April 2015, the Company entered into a loan and security agreement with an unrelated party, under which the Company incurred an aggregate principal amount of $20.0 million in term loan borrowings (the “Term Loans”), proceeds of which were used to repay existing debt with MCC and an unrelated party as described above. Under this loan agreement, interest on the Term Loans accrued at a rate per annum equal to the greater of (i) 9.0% and (ii) a fluctuating rate of interest equal to threemonth LIBOR as in effect from time to time plus 8.74%. The Company was required to make interestonly payments under this agreement from the drawdown dates through April 30, 2016, subject to certain conditions for extension to October 31, 2016. . This agreement provided for a right of prepayment with associated prepayment fees and an additional end-of-term payment of $600,000 due upon maturity or when the Term Loans are prepaid in whole or in part to the lenders.

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

Two convertible promissory notes (“Convertible Promissory Notes”) and a warrant purchase agreement were executed in September 2013 and December 2013 with Mahyco International, an affiliate of Maharashtra Hybrid Seeds Company Ltd. (“Mahyco”), which is a licensee of the Company’s technologies. The Convertible Promissory Notes were issued in the amounts of $500,000 in September 2013 and $4.5 million in December 2013. The interest rate on the Convertible Promissory Notes was prime plus 2%, compounded monthly over the course of the fiveyear terms ending September and December 2018, and was payable in full on the maturity dates. At any time during the term, the lender could convert all or part of the outstanding balance of the Convertible Promissory Notes (including principal and accrued but unpaid interest) into common stock of the Company at $16.52 per share through December 2016 and at 90% of the most recent offering thereafter.

At its option, Mahyco International could offset future fee payments due from Mahyco to the Company against the outstanding balance of the Convertible Promissory Notes (including principal and accrued but unpaid interest). Mahyco International had the right to demand immediate settlement of a portion of the outstanding balance of the Convertible Promissory Notes, subject to mutual agreement by the Company. The Company recorded a derivative liability for the initial fair value of the settlement obligation. In addition, Mahyco International had the right, at its option, to place another $5.0 million of convertible debt with the Company during the fiveyear term. The Company recorded an additional derivative liability for the initial fair value of the Company’s obligation to issue the additional $5.0 million of convertible promissory notes. Changes in the fair value of the derivative liabilities were recorded to other income (expense), net in the Consolidated Statement of Operations and Comprehensive Loss.

In conjunction with the Convertible Promissory Notes, the Company issued to Mahyco International a warrant (the “Mahyco Warrant”) to purchase 75,666 shares of common stock at an exercise price of $16.52. The Mahyco Warrant was issued in December 2013, vested immediately and remains exercisable throughout the original fiveyear term. The Company allocated the gross proceeds from the Convertible Promissory Notes to the derivative liabilities based on their initial fair values and the remainder of the proceeds to the Convertible Promissory Notes and Mahyco Warrant on a relative fair value basis. The amount allocated to the Mahyco Warrant was recorded as a debt discount to be amortized as interest expense over the estimated term of the note and warrant purchase agreement using the effective interest rate method. The Company recognized interest expense related to the Convertible Promissory Notes of $276,000 for the three months ended March 31, 2015. In March 2015, the parties amended the Mahyco Warrant to clarify certain terms relating to expiration. The Company accounted for the amendment as a modification with the incremental increase in fair value of $197,000 as of the amendment date, which was accounted for as a deemed dividend to the warrant holder.

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

Under this new loan and security agreement, interest accrues at a floating rate per annual rate equal to nine tenths of one percentage point (0.90%) above the prime rate published from time to time in The Wall Street Journal. The agreement requires the Company to make monthly interest-only payments through December 2017. After this date, the Company is required to make thirty-six (36) equal monthly installments of principal, plus accrued interest. The Company’s final payment, due on the maturity date of December 1, 2020, shall include all outstanding principal and accrued and unpaid interest plus a final payment equal to $600,000. In the event the loan is repaid prior to its maturity, a prepayment fee is due equal to 3% of the outstanding principal amount if prepayment occurs after December 29, 2016 but on or before December 29, 2017, and 1% of the outstanding principal amount if the prepayment occurs after December 29, 2017. The loan has been recorded on the Consolidated Balance Sheet as of December 31, 2015, net of approximately $70,000 related to issuance fees. The Company recognized interest expense of $327,000 for the three months ended March 31, 2016. Of the total interest expense recognized, $49,000 was related to the amortization of the debt discount and end of term payment.

This loan and security agreement contains customary events of default and covenants, including a financial covenant that requires the Company to maintain either a liquidity ratio (defined as the ratio of the Company’s cash, cash equivalents and net accounts receivable to the Company’s obligation owed to the Bank) of at least 1.4:1.0, or to cash collateralize 100% of the Company’s obligations to the Bank. The Company’s obligations to the Bank are secured by substantially all of the Company’s assets, excluding intellectual property. As of March 31, 2016, the Company is in compliance with the covenant.

8. Stock-Based Compensation

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted options under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2006 Plan. Certain options vested upon completion of the IPO and the remaining unvested options vest over original service periods between two-and-a-quarter and four years. The 2015 Plan became effective upon the IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,087,729 shares of common stock reserved for future issuance, which included 212,729 shares under the 2006 Plan that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted generally are exercisable for up to 10 years.

As of March 31, 2016, a total of 4,829,040 shares of common stock were reserved for issuance under the 2015 Plan, of which 4,784,040 shares of common stock are available for future grant.  As of March 31, 2016, a total of 3,326,795 and 45,000 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2015	3,427,509	$3.76	$3,707
Options granted	—	—
Options exercised	(29,939)	1.66
Options cancelled and forfeited	(25,775)	3.35
Outstanding — Balance at March 31, 2016	3,371,795	$3.78	$2,989
Options vested and exercisable — March 31, 2016	3,142,149	$3.53	$2,989

As of March 31, 2016, there was $511,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.82 years.

The weighted-average estimated grant-date fair value of employee stock options granted during the three months ended March 31, 2015 was $4.62.  There were no options granted during the three months ended March 31, 2016.

Employee Stock Purchase Plan

Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on May 14, 2015, the Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of March 31, 2016, the number of shares of common stock reserved for future issuance under the ESPP is 1,027,741. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of March 31, 2016, 34,759 shares had been issued under the ESPP. The Company recorded $30,000 of compensation expense for the three months ended March 31, 2016.

9. Income Taxes

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

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The Company’s effective tax rate (ETR) was -0.1% and -4.1% for the three months ended March 31, 2016 and 2015, respectively. The difference between the effective tax rate and the federal statutory rate of 34% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

As of March 31, 2016, there have been no material changes to the Company’s uncertain tax positions.

10. Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah” or “Sellers”), to purchase the Sellers’ food and agricultural research company through a stock purchase. Pursuant to the merger with Anawah, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs and, as a result, reduced the contingent liability to $3.0 million. As of March 31, 2016, the Company believes the contingent liability is appropriate as it continues to pursue three development programs using this technology.

11. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and conversion of convertible promissory notes, redeemable convertible preferred stock and convertible preferred stock. As the Company had net losses for the three months ended March 31, 2016 and 2015, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Three Months Ended March 31,
	2016	2015
Convertible preferred stock	—	23,385,029
Redeemable convertible preferred stock	—	8,938,094
Options to purchase common stock	3,371,795	4,062,172
Warrants to purchase common stock	1,336,894	1,336,894
Convertible notes	—	312,156
Total	4,708,689	38,034,345

12. Related-Party Transactions

The Company’s related parties include MCC, Blue Horse Labs, Inc. (“BHL”), and Limagrain. BHL is deemed a related party as a result of its existing contractual relationship with the Company and because a Director of the Company also serves as the Treasurer of BHL and as an Officer and Director of MCC, the Company’s controlling stockholder as of March 31, 2016.

Transactions with related parties are reflected in the condensed consolidated financial statements under amounts due to or from related parties and notes payable to related party. Outlined below are details of agreements between the Company and its related parties:

A term note was executed with MCC in July 2012 for $8.0 million (see Note 7). This note was paid off in full in April 2015. The interest expense for the three months ended March 31, 2015 was $217,000.

Under a license agreement executed in 2003 and amended in 2009, BHL receives a single-digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding from BHL. Royalty fees due to BHL were $13,000 and $19,000 as of March 31, 2016 and December 31, 2015, respectively, and are included in the consolidated balance sheets as amounts due to related parties.

License agreements were executed with Limagrain, a stockholder of the Company, in September 2009 and February 2011. The agreements license certain of the Company’s traits to Limagrain and include up-front license fees, annual license fees, milestone fees and value-sharing payments. The Company recognized $23,000 of revenue under these agreements in each of the three months ended March 31, 2016 and 2015. No amounts were due from Limagrain as of March 31, 2016 and December 31, 2015.

13. Subsequent Events

During the first quarter, the Company conducted a comprehensive review of development program priorities and a reprioritization of its pipeline development activities, which identified a number of projects where resources should be reduced, eliminated or reallocated.  As a result, seven staff positions at different levels of the Company were eliminated on April 22, 2016, representing approximately 8% of its current workforce.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors.”

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements

Overview

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

We have formed strategic partnerships and developed strong relationships with global agricultural leaders for development and commercialization of our traits in major crops and consumer products. Our collaborators include Limagrain (Vilmorin & Cie), Mahyco (Maharashtra Hybrid Seeds Company Limited), Dow AgroSciences, DuPont Pioneer (E.I. du Pont de Nemours and Company), SES Vanderhave, Genective (a joint venture between Limagrain and KWS SAAT), Scotts, U.S. Sugar, Abbott, Ardent Mills, Bioceres, and others. Additionally, in order to increase our participation in the value of two major crops, wheat and soybean, we have formed two joint ventures. Limagrain Cereal Seeds LLC is our joint venture with Limagrain for the development and commercialization of wheat and barley products for North America. Verdeca LLC is our joint venture with Bioceres for the development and deregulation of soybean traits globally. In April 2015, we entered into a collaboration agreement with Dow AgroSciences and Bioceres under which our Verdeca joint venture will collaborate with Dow AgroSciences on the development and deregulation of soybean traits on a global basis. In December 2015, we announced a strategic collaboration with Dow AgroSciences to develop traits in corn. We intend to enter into future collaboration agreements and joint ventures depending on our assessment of which structure provides the best ratio of risk to investment return.

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

We have never been profitable and had an accumulated deficit of $137.1 million as of March 31, 2016. We incurred net losses of $5.2 million and $5.8 million for the three months ended March 31, 2016 and 2015, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need additional funding to support our operating activities.

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

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a full valuation allowance against our U.S. deferred tax assets. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
	(In thousands except percentage)
Revenues:
Product	$255	$81	$174	215%
License	152	158	(6)	(4)%
Contract research and government grants	445	576	(131)	(23)%
Total revenues	852	815	37	5%
Operating expenses:
Cost of product revenues	147	56	91	163%
Research and development	2,202	1,832	370	20%
Selling, general and administrative	3,436	2,638	798	30%
Total operating expenses	5,785	4,526	1,259	28%
Loss from operations	(4,933)	(3,711)	1,222	33%
Interest expense	(327)	(467)	(140)	(30)%
Other income (expense), net	76	(1,396)	(1,472)	(105)%
Net loss before income taxes	(5,184)	(5,574)	(390)	(7)%
Income tax provision	(6)	(229)	(223)	(97)%
Net loss	(5,190)	(5,803)	(613)	(11)%
Accretion of redeemable convertible preferred stock to redemption value	—	(1,695)	(1,695)	(100)%
Deemed dividends to warrant holder	—	(197)	(197)	(100)%
Net loss attributable to common stockholders	$(5,190)	$(7,695)	$(2,505)	(33)%

Revenues

Product revenues accounted for 30% and 10% of our total revenues in the three months ended March 31, 2016 and 2015, respectively. Our product revenues from sales of our Sonova products increased by $174,000, or 215%, due to continued increased growth in encapsulated sales and higher volume orders from several of our existing clients.

License revenues accounted for 18% and 19% of our total revenues for three months ended March 31, 2016 and 2015, respectively. Our license revenues decreased by $6,000, or 4%, in the three months ended March 31, 2016 compared to revenues in the same period of 2015. The decrease in license revenue is primarily driven by the discontinuance of license agreements during second quarter of 2015 resulting in revenue recognition for deferred fees.

Contract research and government grant revenues comprise a significant portion of our total revenues and accounted for 52% and 71% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. Our contract research and government grant revenues decreased by $131,000, or 23%, in the three months ended March 31, 2016 compared to the same period in 2015. The decrease in grant and contract research revenue is primarily driven by two contracts achieving successful project completion within 2015. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of the award of government grants and eligible research and development expenses.

Cost of Product Revenues

Cost of product revenues increased by $91,000, or 163%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the increase in volume of sales when comparing the respective periods.

Research and Development

Research and development expenses increased by $370,000, or 20%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily driven by increased in-licensing fees, contract research fees recognized and increased field trial activity. These increases were partially offset by lower utilization of subcontractor work pertaining to grant contracts correlating with decreased contract research and government grant revenues.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $798,000, or 30%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily related to severance expenses, increased accounting, legal and outside services associated with operating as a public company, and a state franchise tax expense as a result of the Company’s reincorporation in March 2015.

Interest Expense

Interest expense was $327,000 for the three months ended March 31, 2016, a decrease of $140,000, or 30% compared to $467,000 for the three months ended March 31, 2015. The decrease was primarily related to the more favorable interest rate and smaller debt discount associated with the refinance of debt in December 2015.

Other Income (Expense), Net

Other income, net, of $76,000 for the three months ended March 31, 2016 was a decrease of $1.5 million, or 105%, in expenses when compared to a net expense of $1.4 million for the three months ended March 31, 2015. The decrease of $1.5 million in expenses primarily consisted of the release of derivative liabilities related to our convertible promissory notes, which balances were paid in December 2015.

Income Tax Benefit (Provision)

The income tax benefit increased by $223,000, or 97% for the three months ended March 31, 2016 when compared to the same period in 2015. The increase was the result of lower foreign tax expense expected for 2016 than recognized in 2015.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

Accretion of Series D redeemable convertible preferred stock to redemption value decreased by $1.7 million, or 100%, in 2016 compared to 2015. Our Series D redeemable convertible preferred stock converted into common stock upon the completion of our initial public offering in May 2015.

Deemed Dividend to Warrant Holder

In March 2015, the Company accounted for the amendment of a warrant related to the convertible promissory notes as a modification with the incremental increase in the fair value of $197,000.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with the net proceeds from placements of equity and debt securities, as well as proceeds from the sale of our Sonova products, payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which primarily are focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes conducting replicated field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of March 31, 2016, we had cash and cash equivalents of $29.5 million, short-term investments of $20.7 million, and $14.9 million of long-term investments.

In May 2015, we completed our initial public offering. In connection with this offering, we issued and sold 8,528,306 shares of common stock at a price to the public of $8.00 per share and received $58.4 million in net proceeds, after deducting underwriting discounts and commissions of $4.8 million and offering expenses of $5.0 million.

In December 2015, we obtained debt financing in the form of a $25.0 million senior secured term loan, allowing us to prepay all existing debt with a more favorable terms.

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

Term Note, Related Party

In July 2012, we entered into a 36-month unsecured term note with MCC, our largest stockholder, in the amount of $8.0 million. The interest rate on the loan was prime plus 2%, with interest paid monthly in arrears, and the principal was due in full at maturity in July 2015. In November 2014, we amended this note to change the maturity date to the first to occur of (i) April 1, 2016, (ii) the date of an event of default, or (iii) a date designated by MCC no earlier than the 20th day following our completion of an equity financing with gross proceeds to us of at least $50.0 million. In addition, the interest rate on the term loan remained at prime plus 2% through December 31, 2014, after which the rate increased to 11% per annum until maturity. This term note, including the principal balance of $8.0 million and accrued interest and prepayment fee of $148,000, was paid in full in April 2015. The $80,000 prepayment fee was recorded as a loss on extinguishment of debt.

Promissory Notes

We entered into promissory notes in August 2013 and November 2013 in the amounts of $2.0 million and $1.1 million, respectively. The interest rate on the notes was fixed at 10% with principal and interest due in 36 equal monthly installments over the course of the three-year terms. As described below under “Term Loans,” these notes, including the aggregate outstanding principal balance of $1.6 million and accrued interest and prepayment fees of $44,000, were paid in full in April 2015. The $37,000 prepayment fee was recorded as a loss on extinguishment of debt.

Convertible Promissory Notes

In September 2013, we entered into a note and warrant purchase agreement in the amount of $5.0 million with Mahyco International, an affiliate of Mahyco, one of our commercial partners with which we have several research and license agreements. We issued a convertible promissory note under this agreement in exchange for $0.5 million in September 2013 and issued a second convertible promissory note in exchange for $4.5 million in December 2013. The interest rate on the notes was prime plus 2%, compounded monthly over the course of the five-year terms ending in September and December 2018, respectively. At any time during the term, Mahyco International could convert all or part of the aggregate outstanding balance of the notes (including principal and accrued but unpaid interest) into shares of our common stock at $16.52 per share. Mahyco International had the right, at its option, to place another $5.0 million of convertible debt with us during the five-year term. Mahyco International, at its option, could offset future fee payments to us due from Mahyco under any license agreements or contract research and development agreements with us against the outstanding balance of the note, including principal and accrued but unpaid interest. With the exception of such offset payments, no principal or interest was due until the end of the term. Under this note and warrant purchase agreement, we also issued Mahyco International warrants to purchase 75,666 shares of our common stock at an exercise price of $16.52 per share. The warrants were issued in December 2013, vested immediately, and remain exercisable. The notes were paid in full in December 2015, as further described below in “Term Loans.”

Term Loans

In April 2015, we entered into a loan and security agreement with lenders that are affiliates of Tennenbaum Capital Partners, LLC. Obsidian Agency Services, Inc. acted as administrative agent for the lenders under this agreement. Under the agreement, the lenders committed to advance term loans in an aggregate principal amount of up to $20.0 million, and we borrowed the entire $20.0 million of term loan commitments on the loan closing date. A portion of the proceeds were used to repay the balance of the promissory notes.

In December 2015, we entered into a new loan and security agreement with Silicon Valley Bank (the “Bank”) providing for a senior secured term loan facility in the amount of $25.0 million. Proceeds were used to repay all existing debt, including the Tennenbaum term loans’ principal balance of $20.0 million and related accrued interest, prepayment and other fees in the amount of $1.3 million and the Mahyco convertible promissory notes’ principal balance of $3.7 million and associated accrued interest of $154,000. The Tennenbaum term loans’ prepayment and end of term fees of $1.2 million were recorded as a loss on extinguishment of debt, along with the $427,000 unamortized debt discount and $58,000 of deferred loan issuance fees. In addition, Mahyco’s option to place another $5.0 million of convertible debt was surrendered with the repayment and the related derivative liabilities totaling $1.6 million were released and recorded as a gain on extinguishment of debt.

Under this new loan and security agreement with the Bank, interest accrues at a floating annual rate equal to nine tenths of one percentage point (0.90%) above the prime rate published from time to time in The Wall Street Journal. The agreement requires us to make monthly interest-only payments through December 2017. After this date, we are required to make thirty-six (36) equal monthly installments of principal, plus accrued interest. Our final payment, due on the maturity date of December 1, 2020, shall include all outstanding principal and accrued and unpaid interest plus a final end of term payment equal to $600,000. Should the loan be repaid prior to the maturity date, the prepayment fee due is equal to 3% of the outstanding principal amount if prepayment occurs after December 29, 2016 but on or before December 29, 2017. If the prepayment occurs after December 29, 2017, the prepayment fee due is equal to 1% of the outstanding principal amount.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(4,855)	$(2,598)
Investing activities	10,328	(7)
Financing activities	94	(2,688)
Net increase (decrease) in cash	$5,567	$(5,293)

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2016 was $4.9 million. Our net loss of $5.2 million and adjustments in our working capital accounts of $77,000 were partly offset by non-cash charges of $221,000 for stock-based compensation, $76,000 for net amortization of investment premiums and $67,000 for depreciation and amortization. The decrease in cash associated with our net operating assets of $77,000 was primarily due to a $793,000 increase in the change of prepaid expenses and other current assets as a result of a license fee and annual contracted research fees paid at the beginning of the year, which was offset by a $414,000 decrease in accounts payable and accrued liabilities due to the timing of our payments on billings received, $200,000 decrease in unearned revenue due to the recognition of revenue, and a $119,000 decrease in accounts receivable as a result of a significant milestone payment which was invoiced in the fourth quarter of 2015 and received in the first quarter of 2016.

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

Cash provided by (used in) investing activities

Cash provided investing activities for the three months ended March 31, 2016 of $10.3 million primarily consisted of maturities of short-term investments, partially offset by purchases of property and equipment.

Cash used in investing activities for the three months ended March 31, 2015 of $7,000 primarily consisted of the purchase of property and equipment.

Cash provided by (used in) financing activities

Cash provided by financing activities for the three months ended March 31, 2016 of $94,000 consisted of proceeds from the exercise of stock options and the purchase of ESPP shares.

Cash provided by financing activities for the three months ended March 31, 2015 of $2.7 million was related to $1.5 million of payments on notes payable and convertible promissory notes and $1.2 million of deferred offering costs payments.

Contractual Obligations and Other Commitments

There have been no other material changes in our contractual obligations since December 31, 2015.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities other than Verdeca, which is discussed in the notes to our condensed consolidated financial statements.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider our critical accounting policies and estimates to be revenue recognition, inventories, income taxes, and stock based compensation.  There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2016.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2016, we had cash and cash equivalents of $29.5 million, short-term investments of $20.7 million and long-term investments of $14.9 million, consisting primarily of cash equivalents and other liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because the majority of our investments are shortterm in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	farmers may reuse certain non-hybrid GM seeds from prior growing seasons in violation of applicable seed license agreements;
•	our collaborators may not be able to produce high-quality seeds in sufficient amounts to meet demand; and
•	our collaborators may decide, for whatever reason, not to commercialize products containing our traits.

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

We have incurred significant net losses since our formation in 2002 and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $5.2 million and $5.8 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $137.1 million. We expect to continue to incur losses until we begin generating revenues from our collaborators’ sale of products containing traits we are currently developing, which we expect will not occur for several years, if at all. Because we have incurred and will continue to incur significant costs and expenses for these efforts before we obtain any incremental revenues from the sale of seeds incorporating our traits, our losses in future periods could be even more significant. In addition, we may find our development efforts are more expensive than we anticipate or that they do not generate revenues in the time period we anticipate, which would further increase our losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of our traits, our business, financial condition, operating results, and prospects will suffer.

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

To the extent that we do not comply with the specific requirements of a grant, amounts we invoice may not be paid and any of our existing grants or new grants that we may obtain in the future may be terminated or modified. In addition, our activities funded by our government grants may be subject to audits by U.S. government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations and standards, and the terms and conditions of the grant. An audit could result in a material adjustment to our results of operations and financial condition. Moreover, if an audit uncovers improper or illegal activities, we may also be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, or fines, and we may be suspended or prohibited from doing business with the government. In addition, serious reputational harm or significant adverse financial effects could occur if allegations of impropriety are made against us, even if we are ultimately found to have done no wrong.

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

We are active in the field of agricultural biotechnology research and development in seeds and crop protection, including GM seeds. Foods made from such seeds are not accepted by many consumers due to concerns over such products’ effects on food safety and the environment. The high public profile of biotechnology in food production and lack of consumer acceptance of products to which we have devoted substantial resources could negatively affect our public image and results of operations. The current resistance from consumer groups, particularly in Europe, to GM crops not only limits our access to such markets, but also has the potential to spread to and influence the acceptance of products developed through biotechnology in other regions of the world. For example, we have temporarily suspended certain initiatives in response to recent legislative requirements in Vermont related to labeling of food products containing GM ingredients until such time as we determine that there is clarity and uniformity in nationwide food labeling requirements. Certain labeling-related initiatives have heightened consumer awareness of GM crops generally and may make consumers less likely to purchase food products containing GM ingredients, which could have a negative impact on the commercial success of products that incorporate our traits and materially and adversely affect our financial condition and results of operations.

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

We may consider strategic and complementary acquisitions of and investments in other agricultural biotechnology brands, businesses or other assets, and such acquisitions or investments are subject to risks that could affect our business, including risks related to:

•	the necessity of coordinating geographically disparate organizations;
•	implementing common systems and controls;
•	integrating personnel with diverse business and cultural backgrounds;
•	integrating acquired manufacturing and production facilities, technology and products;
•	combining different corporate cultures and legal systems;
•	unanticipated expenses related to integration, including technical and operational integration;
•	increased costs and unanticipated liabilities, including with respect to registration, environmental, health and safety matters, that may affect sales and operating results;
•	retaining key employees;
•	obtaining required government and third-party approvals;
•	legal limitations in new jurisdictions;
•	installing effective internal controls and audit procedures;
•	issuing common stock that could dilute the interests of our existing stockholders;
•	spending cash and incurring debt;
•	assuming contingent liabilities; and
•	creating additional expenses.

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

We recently have had significant changes in executive leadership, and more could occur. Effective February 11, 2016, Eric J. Rey resigned as our President and Chief Executive Officer, and as a member of our board of directors. In connection with Mr. Rey’s resignation, Roger Salameh, who was then serving as our Vice President of Business Development, was appointed as our Interim President and Chief Executive Officer. On February 10, 2016, Mark W. Wong resigned as a member of our board of directors and as our Acting President and Chief Executive Officer, which he had been serving as effective as of January 12, 2016 while Mr. Rey took a medical leave of absence. Effective October 16, 2015, Tom O’Neil resigned as our Chief Financial Officer and Steven F. Brandwein, who was then serving as our Vice President of Finance and Administration, was appointed as our Interim Chief Financial Officer.

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

Sales of a substantial number of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2016, there were 44,248,893  shares of our common stock outstanding, of which, approximately 7,000,000 shares were freely tradable.

Stockholders owning a substantial portion of our total outstanding shares have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. In addition, we have registered shares of our common stock that we may issue under 2015 Omnibus Equity Incentive Plan and 2015 Employee Stock Purchase Plan, and they may be sold freely in the public market upon issuance.

Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock since our initial public offering has been and may continue to be volatile. Since shares of our common stock were sold in our initial public offering in May 2015 at a price of $8.00 per share, our stock price has ranged from $2.02 to $8.80, through March 31, 2016. The market price of our common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond our control and may not be related to our operating performance, including:

•	addition or loss of significant customers, collaborators, or distributors;
•	changes in laws or regulations applicable to our industry or traits;
•	additions or departures of key personnel;
•	the failure of securities analysts to cover our common stock after this offering;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	our ability to protect our intellectual property and other proprietary rights;

•	sales of our common stock by us or our stockholders;
•	the expiration of contractual lock-up agreements;
•	litigation involving us, our industry, or both;
•	major catastrophic events; and
•	general economic and market conditions and trends.

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

Our executive officers, directors, and their affiliates, in the aggregate, beneficially own approximately 72% of the outstanding shares of our common stock as of March 31, 2016. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

Moral Compass Corporation, our largest stockholder, beneficially owns approximately 51% of our outstanding common stock, and Moral Compass Corporation and Mandala Capital together beneficially own approximately 71% of our outstanding common stock as of March 31, 2016. For so long as Moral Compass Corporation continues to own a significant percentage of our outstanding shares, they will be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Moral Compass Corporation may be able to exercise control over our management, business plans, and policies, including the appointment and removal of our officers, and may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. This concentration of ownership could deprive you of an opportunity to receive a premium for your shares as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Arcadia Biosciences, Inc.

May 10, 2016	By:	/s/ ROGER J. SALAMEH
Roger J. Salameh
Interim Chief Executive Officer

May 10, 2016	By:	/s/ STEVEN F. BRANDWEIN
Steven F. Brandwein
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.14	Director Compensation Policy effective as of January 1, 2016

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.