Form 10-Q
period 2016-06-30
Arcadia Biosciences, Inc.
filed 2016-08-09
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 44,422,057.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2016

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$27,360	$23,973
Short-term investments	26,872	26,270
Accounts receivable	177	706
Unbilled revenue	92	82
Inventories — current	306	294
Prepaid expenses and other current assets	1,390	692
Total current assets	56,197	52,017
Property and equipment, net	636	585
Inventories — noncurrent	1,874	1,867
Long-term investments	6,910	19,748
Other noncurrent assets	92	25
Total assets	$65,709	$74,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,570	$2,423
Amounts due to related parties	15	19
Unearned revenue — current	1,494	1,008
Total current liabilities	4,079	3,450
Notes payable	25,027	24,930
Unearned revenue — noncurrent	2,315	2,637
Other noncurrent liabilities	3,000	3,000
Total liabilities	34,421	34,017
Stockholders’ equity:
Common stock, $0.001 par value—400,000,000 and 140,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 44,395,008 and 44,184,195 shares issued and outstanding as of June 30, 2016 and December 31, 2015	44	44
Additional paid-in capital	172,917	172,222
Accumulated deficit	(141,667)	(131,926)
Accumulated other comprehensive loss	(6)	(115)
Total stockholders’ equity	31,288	40,225
Total liabilities and stockholders’ equity	$65,709	$74,242

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product	$65	$179	$320	$260
License	140	401	292	559
Contract research and government grants	516	850	961	1,426
Total revenues (which includes $23, $23, $46, $46 from related parties — Note 12)	721	1,430	1,573	2,245
Operating expenses:
Cost of product revenues	35	106	182	162
Research and development	2,216	2,086	4,418	3,918
Selling, general and administrative	2,759	2,785	6,195	5,423
Total operating expenses	5,010	4,977	10,795	9,503
Loss from operations	(4,289)	(3,547)	(9,222)	(7,258)
Interest expense	(327)	(775)	(654)	(1,242)
Other income (expense), net	76	735	152	(661)
Net loss before income taxes	(4,540)	(3,587)	(9,724)	(9,161)
Income tax provision	(11)	(90)	(17)	(319)
Net loss	(4,551)	(3,677)	(9,741)	(9,480)
Accretion of redeemable convertible preferred stock to redemption value	—	(879)	—	(2,574)
Deemed dividends to warrant holder	—	—	—	(197)
Net loss attributable to common stockholders	$(4,551)	$(4,556)	$(9,741)	$(12,251)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.19)	$(0.22)	$(0.94)
Weighted-average number of shares used in per share calculations:
Basic and diluted	44,308,245	23,775,368	44,274,508	12,985,332
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	25	—	109	—
Other comprehensive income	25	—	109	—
Comprehensive loss attributable to common stockholders	$(4,526)	$(4,556)	$(9,632)	$(12,251)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,741)	$(9,480)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	147	141
Net amortization of investment premium	139	—
Stock-based compensation	393	924
Change in fair value of derivative liabilities related to convertible promissory notes	—	1,108
Gain on expiration of warrant and derivative liability related to notes payable upon IPO	—	(437)
Accretion of debt discount	98	343
Changes in operating assets and liabilities:
Accounts receivable	529	897
Unbilled revenue	(10)	168
Inventories	(19)	(100)
Prepaid expenses and other current assets	(670)	(426)
Other noncurrent assets	(67)	(59)
Accounts payable and accrued expenses	195	969
Amounts due to related parties	(4)	(46)
Unearned revenue	163	(584)
Net cash used in operating activities	(8,847)	(6,582)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(198)	(23)
Proceeds from sales and maturities of investments	12,205	—
Net cash provided by (used in) investing activities	12,007	(23)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon IPO	—	68,226
Payments of IPO issuance costs	—	(6,805)
Proceeds from issuance of notes payable	—	20,000
Payments of debt issuance costs	(46)	(290)
Proceeds from exercise of stock options and ESPP purchases	273	28
Payments on notes payable to related party	—	(8,000)
Payments on notes payable and convertible promissory notes	—	(3,122)
Net cash provided by financing activities	227	70,037
Net increase in cash and cash equivalents	3,387	63,432
Cash and cash equivalents — beginning of period	23,973	16,571
Cash and cash equivalents — end of period	$27,360	$80,003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$474	$945
Cash paid for income taxes	$2	$149
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$—	$2,574
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,488
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$24
Reclassification of deferred IPO costs to equity	$—	$5,111
Deemed dividend to common stock warrant holder	$—	$197
Issuance of warrants and derivatives in connection with notes payable issuance	$—	$437
Stock option exercise cost included in accounts receivable	$30	$—
Conversion of preferred stock to common stock upon IPO	$—	$85,454

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

In February 2012, the Company formed Verdeca LLC (“Verdeca,” see Note 6), which is jointly owned with Bioceres, Inc. (“Bioceres”), a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development cooperative. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

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

2. Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update impacts classification, additional fair value measurement, impairment assessment of equity investments and current required disclosures. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted if the entity meets certain early application guidance. The Company is evaluating the impact of the adoption of ASU 2016-01 on its operating results and financial position.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The revenue-related update does not change the core principle of the guidance but provides clarification on the implementation guidance on principal versus agent considerations. The standard’s effective date is the same as the effective date of ASU 2014-09, which is January 1, 2018. The Company does not anticipate that the adoption of ASU 2016-08 will materially change the presentation of its consolidated financial statements. The compensation-related standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update do not change the core principle of the guidance in Topic 606 but rather clarify aspects pertaining to identifying performance obligations and the licensing implementation. The standard’s effective date is the same as the effective date of ASU 2014-09, which is January 1, 2018. The Company is evaluating the impact of the adoption of ASU 2016-10 on its operating results and financial position.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update do not change the core principle of the guidance in Topic 606 but rather affect the narrow aspects of the topic pertaining to collectability criterion, presentation of taxes collected from customers, noncash consideration, contract modification at transition, completed contracts at transition and technical correction. The standard’s effective date is the same as the effective date of ASU 2014-09, which is January 1, 2018. The Company is evaluating the impact of the adoption of ASU 2016-12 on its operating results and financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU 2016-13 on its operating results and financial position.

3. SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Raw materials inventories consist primarily of seed production costs incurred by the Company’s contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$759	$665
Finished goods	1,421	1,496
Inventories	$2,180	$2,161

The Company had inventory reserves for excess and slow-moving inventory of $2.3 million as of June 30, 2016 and December 31, 2015.

4. Investments and Fair Value of Financial Instruments

Available-for-Sale Investments

The Company classified cash equivalents, short-term and long-term investments as “available-for-sale.” Investments are free of trading restrictions. The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss, which is reflected as a separate component of stockholder’s equity (deficit) in the Consolidated Balance Sheets. Gains and losses are recognized when realized in the Consolidated Statements of Operations and Comprehensive Loss. The Company did not have available-for-sale securities prior to third quarter of 2015.

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2016 and December 31, 2015, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2016
Cash equivalents:
Money market funds	$26,622	$—	$—	$26,622
Short-term investments:
Certificates of Deposit	3,046	—	(4)	3,042
U.S. government securities	22,824	5	(1)	22,828
U.S. government agency securities	1,002	—	—	1,002
Long-term investments:
Certificates of Deposit	1,916	1	(3)	1,914
U.S. government agency securities	5,000	—	(4)	4,996
Totals	$60,410	$6	$(12)	$60,404

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2015
Cash equivalents:
Money market funds	$12,799	$—	$—	$12,799
Commercial paper	5,949	—	—	5,949
U.S. government agency securities	3,049	—	—	3,049
Short-term investments:
Certificates of Deposit	3,374	—	—	3,374
Commercial paper	3,598	—	—	3,598
U.S. government securities	13,678	—	(30)	13,648
U.S. government agency securities	5,653	1	(4)	5,650
Long-term investments:
Certificates of Deposit	3,049	—	—	3,049
U.S. government securities	11,780	—	(52)	11,728
U.S. government agency securities	5,001	—	(30)	4,971
Totals	$67,930	$1	$(116)	$67,815

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of June 30, 2016. The unrealized gains and losses amounts above are included in AOCI. All long-term investments will mature in 2017.

As of June 30, 2016, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2016.

Fair Value Measurement

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities, are as follows:

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

The fair value of the available-for-sale investments at June 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$26,622	$—	$—	$26,622
Short-term investments:
Certificates of Deposit	—	3,042	—	3,042
U.S. government securities	22,828	—	—	22,828
U.S. government agency securities	—	1,002	—	1,002
Long-term investments:
Certificates of Deposit	—	1,914	—	1,914
U.S. government agency securities	—	4,996	—	4,996
Total Assets at Fair Value	$49,450	$10,954	$—	$60,404

	Fair Value Measurements at December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$12,799	$—	$—	$12,799
Commercial paper	—	5,949	—	5,949
U.S. government agency securities	—	3,049	—	3,049
Short-term investments:
Certificates of Deposit	—	3,374	—	3,374
Commercial paper	—	3,598	—	3,598
U.S. government securities	13,648	—	—	13,648
U.S. government agency securities	—	5,650	—	5,650
Long-term investments:
Certificates of Deposit	—	3,049	—	3,049
U.S. government securities	11,728	—	—	11,728
U.S. government agency securities	—	4,971	—	4,971
Total Assets at Fair Value	$38,175	$29,640	$—	$67,815

The carrying value of the notes payable approximate their fair values at June 30, 2016 and December 31, 2015, as the market rates currently available to the Company and other assumptions have not changed significantly. These were classified as Level 2.

The Company’s Level 3 liabilities measured and recorded on a recurring basis consist of derivative liabilities related to the convertible promissory notes. The following table sets forth a summary of the changes in the fair value and other adjustments of these derivative liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$—	$2,979	$—	$1,580
Change in fair value and other adjustments	—	(291)	—	1,108
Ending balance	$—	$2,688	$—	$2,688

5. Investment in Unconsolidated Entity

The Company owns a 35% ownership position in Limagrain Cereal Seeds LLC (“LCS”). The remaining 65% of LCS is owned by Vilmorin & Cie (“Limagrain”), a major global producer and marketer of field crop and vegetable seeds and affiliate of Groupe Limagrain, through its wholly owned subsidiary, Vilmorin USA (“VUSA”). LCS improves and develops new wheat and barley varieties utilizing genetic and breeding resources, as well as advanced technologies, from Groupe Limagrain and the Company. Funding for LCS comes from an initial pro rata equity investment from each partner and with subsequent financing in the form of debt from VUSA. As of June 30, 2016, the debt balance was $21.0 million with a maturity date of October 15, 2016. It is the Company’s expectation that VUSA will provide LCS with additional debt financing and extend maturity for repayment as needed. Should the debt be converted into equity or additional capital in the form of equity be necessary to support the operations of LCS, the Company has the option to fund its pro rata share of such cash or elect to have its ownership percentage diluted subject to an agreed valuation. As of June 30, 2016 and December 31, 2015, the Company’s investment in LCS has been reduced to $0 as a result of its equity method loss recognition.

6. Variable Interest Entity

In February 2012, the Company formed Verdeca LLC (“Verdeca”), which is jointly owned with Bioceres, Inc. (“Bioceres”), a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development cooperative owned by approximately 250 shareholders, including some of South America’s largest soybean growers. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

Both the Company and Bioceres incur expenses in support of specific agreed activities, as defined by joint work plans, which apply fair market value to each partner’s activities. Unequal contributions of services are equalized by the partners through cash payments. Verdeca is not the primary obligor for these activities performed by the Company or Bioceres. An agreement executed in conjunction with the formation of Verdeca specified that if Bioceres determines it requires cash to fund its contributed services (subject to certain annual limits), Bioceres, S.A. may elect to sell shares of its common stock to the Company for an amount not exceeding $5.0 million in the aggregate over a four-year period. The Company determined that its commitment to purchase common stock in Bioceres, S.A. as a means to provide capital to Verdeca resulted in a de facto agency relationship between the Company and Bioceres. The Company considers qualitative factors in assessing the primary beneficiary which include understanding the purpose and design of the VIE, associated risks that the VIE creates, activities that could be directed by the Company, and the expected relative impact of those activities on the economic performance of the VIE. Based on an evaluation of these factors, the Company concluded that it is the primary beneficiary of Verdeca.

As a result of the agreement to fund future contributions by Bioceres, Inc., the Company purchased common stock of Bioceres, S.A. in the aggregate amount of $2.0 million between January 2013 and August 2014. The Company’s maximum commitment to purchase stock in Bioceres, S.A. under the original funding agreement amounted to $2.0 million for 2014 and $1.2 million for 2015. In September 2014, the Company and Bioceres, S.A. entered into an agreement to reduce the annual commitment for 2014 to $500,000 and to eliminate the 2015 commitment. In consideration for these amendments, the Company surrendered 1,832 shares of Bioceres, S.A. held by the Company. The Company recorded an expense of $1.5 million related to this agreement during the year ended December 31, 2014.

In addition, the Company had a right to require Bioceres, S.A. to repurchase any shares of common stock then owned by the Company upon the occurrence of certain events specified in the agreement, and similarly, Bioceres, S.A. had the right to require the Company to sell back any shares of common stock owned by the Company under certain circumstances. The Company entered into a subcontracted research agreement in 2015 with Bioceres S.A. and Bioceres Semillas, S.A., a subsidiary of Bioceres S.A. Per the agreement, the Company could pay for these services with a combination of cash and Bioceres S.A. shares. As of December 31, 2015, the liability for the aforementioned agreement was settled with $205,000 of cash and the remaining 632 Bioceres S.A. shares, with a fair value of $500,000, held by the Company, thus reducing the cost investment on the Company’s Condensed Consolidated Balance Sheet to $0.

Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $83,000, $123,000, $123,000, and $286,000 for the three and six months ended June 30, 2016 and 2015, respectively.

7. Debt

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Notes payable	$25,027	$24,930
Total	25,027	24,930
Less current portion	—	—
Long-term portion	$25,027	$24,930

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

As part of the Term Loans, the Company also issued the lenders warrants to purchase 1,503,760 shares of its common stock at an exercise price of $5.32 per share, which were only exercisable in the event that an IPO was not completed prior to September 30, 2015 and would have remained exercisable until November 1, 2018. The Company initially recorded $356,000 for the fair value of the warrants as a liability in the Consolidated Balance Sheets, which was subject to subsequent remeasurement for changes in fair value until exercise or expiration. In addition, the Company concluded that the interest rate adjustment upon nonoccurrence of an IPO was an embedded derivative and recorded $81,000 for the fair value of the embedded derivative as a liability, which was subject to subsequent remeasurement for changes in fair value until exercise or expiration. The proceeds received under the Term Loans, less fees paid to the lender of $290,000, were allocated to the warrant liability and the embedded derivative liability based on their initial fair values with the residual amount recorded as notes payable. The resulting debt discount was to be amortized as interest expense over the term of the Term Loans using the effective interest method. The interest expense related to the debt discount was $76,000 for the three and six months ended June 30, 2015.

In May 2015, upon the completion of the IPO, the warrants were terminated and the right to adjust the interest rate upon nonoccurrence of an IPO was relinquished. As such, the Company released the initial fair value of the warrants and the embedded derivative of $437,000 to other income. The Company recognized interest expense inclusive of the debt discount related to the combined Term Loans of $396,000 for the three and six months ended June 30, 2015.

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

In conjunction with the Convertible Promissory Notes, the Company issued to Mahyco International a warrant (the “Mahyco Warrant”) to purchase 75,666 shares of common stock at an exercise price of $16.52. The Mahyco Warrant was issued in December 2013, vested immediately and remains exercisable throughout the original fiveyear term. The Company allocated the gross proceeds from the Convertible Promissory Notes to the derivative liabilities based on their initial fair values and the remainder of the proceeds to the Convertible Promissory Notes and Mahyco Warrant on a relative fair value basis. The amount allocated to the Mahyco Warrant was recorded as a debt discount to be amortized as interest expense over the estimated term of the note and warrant purchase agreement using the effective interest rate method. The Company recognized interest expense related to the Convertible Promissory Notes of $175,000 and $379,000 for the three and six months ended June 30, 2015, respectively. Of the total interest expense recognized, $127,000 and $267,000 was related to the debt discount for the three and six months ended June 30, 2015, respectively. In March 2015, the parties amended the Mahyco Warrant to clarify certain terms relating to expiration. The Company accounted for the amendment as a modification with the incremental increase in fair value of $197,000 as of the amendment date, which was accounted for as a deemed dividend to the warrant holder.

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

Under this new loan and security agreement, interest accrues at a floating rate per annual rate equal to nine tenths of one percentage point (0.90%) above the prime rate published from time to time in The Wall Street Journal. The agreement requires the Company to make monthly interest-only payments through December 2017. After this date, the Company is required to make thirty-six (36) equal monthly installments of principal, plus accrued interest. The Company’s final payment, due on the maturity date of December 1, 2020, shall include all outstanding principal and accrued and unpaid interest plus a final payment equal to $600,000. In the event the loan is repaid prior to its maturity, a prepayment fee is due equal to 3% of the outstanding principal amount if prepayment occurs after December 29, 2016 but on or before December 29, 2017, and 1% of the outstanding principal amount if the prepayment occurs after December 29, 2017. The loan has been recorded on the Consolidated Balance Sheet as of December 31, 2015, net of approximately $70,000 related to issuance fees. The Company recognized interest expense of $327,000 and $654,000 for the three and six months ended June 30, 2016. Of the total interest expense recognized, $49,000 and $98,000 was related to the amortization of the debt discount and end of term payment for the three and six months ended June 30, 2016.

This loan and security agreement contains customary events of default and covenants, including a financial covenant that requires the Company to maintain either a liquidity ratio (defined as the ratio of the Company’s cash, cash equivalents and net accounts receivable to the Company’s obligation owed to the Bank) of at least 1.4:1.0, or to cash collateralize 100% of the Company’s obligations to the Bank. The Company’s obligations to the Bank are secured by substantially all of the Company’s assets, excluding intellectual property. As of June 30, 2016, the Company is in compliance with the covenant.

8. Stock-Based Compensation

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted options under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2006 Plan. Certain options vested upon completion of the IPO and the remaining unvested options vest over original service periods between two-and-a-quarter and four years. The 2015 Plan became effective upon the IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,087,729 shares of common stock reserved for future issuance, which included 212,729 shares under the 2006 Plan that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted, once vested, generally are exercisable for up to 10 years after grant.

As of June 30, 2016, a total of 5,036,426 shares of common stock were reserved for issuance under the 2015 Plan, of which 4,241,426 shares of common stock are available for future grant. As of June 30, 2016, a total of 2,973,293 and 795,000 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2015	3,427,509	$3.76	$3,707
Options granted	750,000	6.36
Options exercised	(176,054)	1.21
Options cancelled and forfeited	(233,162)	5.39
Outstanding — Balance at June 30, 2016	3,768,293	$4.30	$2,500
Options vested and exercisable — June 30, 2016	2,848,655	$3.58	$2,252

As of June 30, 2016, there was $880,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.87 years.

The fair value of stock option awards to executives, employees, and other service providers was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (years)	6.06 - 6.15	5.52	6.06 - 6.15	5.52
Expected volatility	88 - 90%	80%	88 - 90%	80% - 104%
Risk-free interest rate	1.52% - 1.54%	1.62%	1.52% - 1.54%	1.61% - 1.66%
Dividend yield	—	—	—	—

The weighted-average estimated grant-date fair value of stock options granted during the three and six months ended June 30, 2016 were $0.72 for both periods. The weighted-average estimated grant-date fair value of stock options granted during the three and six months ended June 30, 2015 was $5.35 and $1.28, respectively.

Employee Stock Purchase Plan

Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on May 14, 2015, the Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of June 30, 2016, the number of shares of common stock reserved for future issuance under the ESPP is 1,027,741. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of June 30, 2016, 34,759 shares had been issued under the ESPP. The Company recorded $26,000 and $56,000 of compensation expense for the three and six months ended June 30, 2016, respectively.

Warrants

On December 2013, the Company issued warrants to Mahyco International to purchase 75,666 common stock shares, exercisable at issuance date, at an exercise price of $16.52 per share in conjunction with the Convertible Promissory Notes as further described in Note 7.

In connection with the Series D preferred stock financing in the first half of 2014, the Company issued warrants, exercisable at issuance date, to the Series D preferred stock purchasers to purchase an aggregate of 1,227,783 common stock shares at an exercise price of $18.16 per share and to the placement agent to purchase 33,445 common stock shares at $13.45.

All warrants will expire five years from the warrants’ issuance date.

9. Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items that are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes.

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The Company’s effective tax rate (ETR) was -0.2%, -3.2%, -0.2%, and -3.2% for the three and six months ended June 30, 2016 and 2015, respectively. The difference between the effective tax rate and the federal statutory rate of 34% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

As of June 30, 2016, there have been no material changes to the Company’s uncertain tax positions.

10. Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah” or “Sellers”), to purchase the Sellers’ food and agricultural research company through a stock purchase. Pursuant to the merger with Anawah, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs and, as a result, reduced the contingent liability to $3.0 million. As of June 30, 2016, the Company believes the contingent liability is appropriate as it continues to pursue three development programs using this technology.

11. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and conversion of convertible promissory notes, redeemable convertible preferred stock and convertible preferred stock. As the Company had net losses for the three and six months ended June 30, 2016 and 2015, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Six Months Ended June 30,
	2016	2015
Options to purchase common stock	3,768,293	4,094,707
Warrants to purchase common stock	1,336,894	1,336,894
Total	5,105,187	5,431,601

12. Related-Party Transactions

The Company’s related parties include MCC, Blue Horse Labs, Inc. (“BHL”), and Limagrain. BHL is deemed a related party as a result of its existing contractual relationship with the Company and because a Director of the Company also serves as the Treasurer of BHL and as an Officer and Director of MCC, the Company’s controlling stockholder as of June 30, 2016.

Transactions with related parties are reflected in the condensed consolidated financial statements under amounts due to or from related parties and notes payable to related party. Outlined below are details of agreements between the Company and its related parties:

A term note was executed with MCC in July 2012 for $8.0 million (see Note 7). This note was paid off in full in April 2015.

Under a license agreement executed in 2003 and amended in 2009, BHL receives a single-digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding from BHL. Royalty fees due to BHL were $15,000 and $19,000 as of June 30, 2016 and December 31, 2015, respectively, and are included in the consolidated balance sheets as amounts due to related parties.

License agreements were executed with Limagrain, a stockholder of the Company, in September 2009 and February 2011. The agreements license certain of the Company’s traits to Limagrain and include up-front license fees, annual license fees, milestone fees and value-sharing payments. Limagrain was subject to Item 404 of Regulation S-K – Transactions with Related Persons, Promoters and Certain Control Persons until the IPO in May 2015, at which time its ownership percentage was diluted and fell below the 5% threshold. The Company recognized $23,000, $23,000, $46,000, and $46,000 of revenue under these agreements for the three and six months ended June 30, 2016 and 2015. No amounts were due from Limagrain as of June 30, 2016 and December 31, 2015.

13. Subsequent Events

The Company has reviewed and evaluated subsequent events through August 9, 2016, the date the condensed consolidated financial statements were available to be issued.

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

We have formed strategic partnerships and developed strong relationships with global agricultural leaders for development and commercialization of our traits in major crops and consumer products. Our collaborators include Limagrain (Vilmorin & Cie), Mahyco (Maharashtra Hybrid Seeds Company Limited), Dow AgroSciences, DuPont Pioneer (E.I. du Pont de Nemours and Company), Beck’s Hybrids, SES Vanderhave, Scotts, U.S. Sugar, Abbott, Ardent Mills, Bioceres, and others. Additionally, in order to increase our participation in the value of two major crops, wheat and soybean, we have formed two joint ventures. Limagrain Cereal Seeds LLC is our joint venture with Limagrain for the development and commercialization of wheat and barley products for North America. Verdeca LLC is our joint venture with Bioceres for the development and deregulation of soybean traits globally. In April 2015, we entered into a collaboration agreement with Dow AgroSciences and Bioceres under which our Verdeca joint venture will collaborate with Dow AgroSciences on the development and deregulation of soybean traits on a global basis. In December 2015, we announced a strategic collaboration with Dow AgroSciences to develop traits in corn. We intend to enter into future collaboration agreements and joint ventures depending on our assessment of which structure provides the best ratio of risk to investment return.

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

We have never been profitable and had an accumulated deficit of $141.7 million as of June 30, 2016. We incurred net losses of $4.6 million, $3.7 million, $9.7 million, and $9.5 million for the three and six months ended June 30, 2016 and 2015, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need additional funding to support our operating activities.

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

Other Income (Expense), Net

Other income (expense), net, consists of changes in the fair value of our derivative liabilities related to our convertible promissory notes, the release of warrant and derivative liabilities related to notes payable, interest income and the amortization of investment premiums and discounts on our cash and cash equivalents and investments.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(In thousands except percentage)
Revenues:
Product	$65	$179	$(114)	(64)%
License	140	401	(261)	(65)%
Contract research and government grants	516	850	(334)	(39)%
Total revenues	721	1,430	(709)	(50)%
Operating expenses:
Cost of product revenues	35	106	(71)	(67)%
Research and development	2,216	2,086	130	6%
Selling, general and administrative	2,759	2,785	(26)	(1)%
Total operating expenses	5,010	4,977	33	1%
Loss from operations	(4,289)	(3,547)	742	21%
Interest expense	(327)	(775)	(448)	(58)%
Other income, net	76	735	659	(90)%
Net loss before income taxes and equity in loss of unconsolidated entity	(4,540)	(3,587)	953	27%
Income tax provision	(11)	(90)	(79)	(88)%
Net loss	(4,551)	(3,677)	874	24%
Accretion of redeemable convertible preferred stock to redemption value	—	(879)	(879)	(100)%
Net loss attributable to common stockholders	$(4,551)	$(4,556)	$(5)	0%

Revenues

Product revenues accounted for 9% of our total revenues in the second quarter of 2016 and 13% in the second quarter of 2015. Our product revenues from sales of our Sonova products decreased by $114,000, or 64%, in the quarter-to-quarter comparison, primarily as a function of the timing of orders for Sonova, which can vary from quarter to quarter.

License revenues accounted for 19% and 28% of our total revenues for the quarters ended June 30, 2016 and 2015, respectively. Our license revenues decreased by $261,000, or 65%, in the second quarter of 2016 compared to revenues in the second quarter of 2015. The decrease in license revenues was primarily driven by the discontinuance of license agreements during the second quarter of 2015, which resulted in an increase in revenue recognized during that period for deferred fees.

Contract research and government grant revenues comprise a significant portion of our total revenues, accounting for 72% and 59% of our total revenues for the second quarters of 2016 and 2015, respectively. Our contract research and government grant revenues decreased by $334,000, or 39%, in the second quarter 2016 compared to the second quarter of 2015. The decrease reflected the successful completion of certain contract research and government projects during 2015, for which related revenues were included in the second quarter ended June 30, 2015. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of receipt of government grants and eligible research and development expenses.

Cost of Product Revenues

Cost of product revenues decreased by $71,000, or 67%, in the second quarter of 2016 compared to the second quarter of 2015, which is in line with the decrease in product revenues from sales of our Sonova products.

Research and Development

Research and development expenses increased by $130,000, or 6%, in the second quarter of 2016 compared to the second quarter of 2015. The nominal increase was primarily driven by increased in-licensing fees, contract research fees recognized and increased field trial activity. These increases were partially offset by lower utilization of subcontract work pertaining to grant agreements correlating with decreased contract research and government grant revenues, as well as lower stock compensation expense.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $26,000, or 1%, in the second quarter of 2016 compared to the second quarter of 2015, as the activity was relatively consistent from period to period.

Interest Expense

Interest expense was $327,000 for the three months ended June 30, 2016, a decrease of $448,000, or 58%, compared to the three months ended June 30, 2015. The decrease was primarily related to the more favorable interest rate and smaller debt discount associated with the refinance of debt at the end of 2015.

Other Income, Net

Other income, net of $76,000 for the three months ended June 30, 2016 was a decrease of $659,000, or 90%, when compared to $735,000 for the three months ended June 30, 2015. The decrease was the result of the release in 2015 of warrant and derivative liabilities associated with our Term Loans and the decrease in 2015 in the fair value of the derivative liabilities related to our Convertible Promissory Notes, all of which were paid in December 2015.

Income Tax Provision

The income tax provision decreased by $79,000, or 88%, for the three months ended June 30, 2016 when compared to the same period in 2015. The decrease was the result of lower foreign tax expense expected for 2016 than recognized in 2015.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

Accretion of Series D redeemable convertible preferred stock to redemption value decreased by $879,000, or 100%, in 2016 compared to 2015, as our Series D redeemable convertible preferred stock converted into common stock upon the completion of our initial public offering in May 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(In thousands except percentage)
Revenues:
Product	$320	$260	$60	23%
License	292	559	(267)	(48)%
Contract research and government grants	961	1,426	(465)	(33)%
Total revenues (which includes $23, $23, $46, $46 from related parties — Note 12)	1,573	2,245	(672)	(30)%
Operating expenses:
Cost of product revenues	182	162	20	12%
Research and development	4,418	3,918	500	13%
Selling, general and administrative	6,195	5,423	772	14%
Total operating expenses	10,795	9,503	1,292	14%
Loss from operations	(9,222)	(7,258)	(1,964)	27%
Interest expense	(654)	(1,242)	588	(47)%
Other income (expense), net	152	(661)	813	(123)%
Net loss before income taxes and equity in loss of unconsolidated entity	(9,724)	(9,161)	(563)	6%
Income tax provision	(17)	(319)	302	(95)%
Net loss	(9,741)	(9,480)	(261)	3%
Accretion of redeemable convertible preferred stock to redemption value	—	(2,574)	2,574	(100)%
Deemed dividends to warrant holder	—	(197)	197	(100)%
Net loss attributable to common stockholders	$(9,741)	$(12,251)	$2,510	(20)%

Revenues

Product revenues accounted for 20% and 12% of our total revenues in the six months ended June 30, 2016 and 2015, respectively. Product revenues from sales of our Sonova products increased by $60,000, or 23%, due to growth in encapsulated sales and higher volume orders from new and existing clients.

License revenues accounted for 19% and 25% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. Our license revenues decreased by $267,000, or 48%, in the six months ended June 30, 2016 compared to revenues in the same period of 2016. The decrease in license revenues is primarily driven by the discontinuance of license agreements during the second quarter of 2015, resulting in an increase in revenue recognition for deferred fees for that period.

Contract research and government grant revenues comprise a significant portion of our total revenues and accounted for 61% and 64% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. Our contract research and government grant revenues decreased by $465,000, or 33%, in the six months ended June 30, 2016 compared to the same period in 2015. The decrease in grant and contract research revenue is primarily driven by two projects achieving successful completion within 2015, as well as timing of contract and grant related work during 2016. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided.

Cost of Product Revenues

Cost of product revenues increased by $20,000, or 12%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to the increase in sales when comparing the respective periods.

Research and Development

Research and development expenses increased by $500,000, or 13%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily driven by increased in-licensing fees, contract research fees recognized and increased field trial activity. These increases were partially offset by lower utilization of subcontract work pertaining to grant agreements correlating with decreased contract research and government grant revenues, as well as lower stock compensation expense.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $772,000, or 14%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily related to severance expenses, increased outside services associated with operating as a public company, and a state franchise tax expense as a result of the Company’s reincorporation in Delaware in March 2015.

Interest Expense

Interest expense was $654,000 for the six months ended June 30, 2016, a decrease of $588,000, or 47%, compared to $1.2 million for the six months ended June 30, 2015. The decrease was related to the more favorable interest rate and a smaller debt discount associated with the refinance of debt in December 2015.

Other Income (Expense), Net

Other income, net, of $152,000 for the six months ended June 30, 2016 was a decrease of $813,000, or 123%, in expenses when compared to a net expense of $661,000 for the six months ended June 30, 2015. The decrease was the result of the change in 2015 in the fair value of the derivative liabilities related to our Convertible Promissory Notes in 2015, which were paid in December 2015.

Income Tax Provision

The income tax provision decreased by $302,000, or 95%, for the six months ended June 30, 2016 when compared to the same period in 2015. The decrease was the result of lower foreign tax expense expected for 2016 than recognized in 2015.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

Accretion of Series D redeemable convertible preferred stock to redemption value decreased by $2.6M, or 100%, in 2016 compared to 2015. Our Series D redeemable convertible preferred stock converted into common stock upon the completion of our initial public offering in May 2015.

Deemed Dividends to Warrant Holder

Deemed dividends to warrant holder decreased by $197,000, or 100%, in 2016 compared to 2015. The 2015 amount was a nonrecurring charge related to the modification of the Mahyco Warrant as further detailed in Note 7.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with the net proceeds from placements of equity and debt securities, as well as proceeds from the sale of our Sonova products, payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which primarily are focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes conducting replicated field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of June 30, 2016, we had cash and cash equivalents of $27.4 million, short-term investments of $26.9 million, and $6.9 million of long-term investments. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

In May 2015, we completed our initial public offering. In connection with this offering, we issued and sold 8,528,306 shares of common stock at a price to the public of $8.00 per share and received $58.4 million in net proceeds, after deducting underwriting discounts and commissions of $4.8 million and offering expenses of $5.0 million.

In December 2015, we obtained debt financing in the form of a $25.0 million senior secured term loan, allowing us to prepay all existing debt and providing us with more favorable terms.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(8,847)	$(6,582)
Investing activities	12,007	(23)
Financing activities	227	70,037
Net increase in cash	$3,387	$63,432

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2016 was $8.8 million. Our net loss of $9.7 million was partly offset by non-cash charges of $393,000 for stock-based compensation, $147,000 for depreciation and amortization and $139,000 for net amortization of investment premiums and discounts, as well as adjustments in our working capital accounts of $117,000. The increase in cash associated with our net operating assets of $117,000 was primarily due to a $529,000 decrease in accounts receivable as several annual license and contract research fees were invoiced in the fourth quarter of 2015 and received in the first quarter of 2016.  Also contributing to the increase in cash was a $195,000 increase in accounts payable and accrued liabilities due to the timing of our payments on billings received and an increase of $163,000 in unearned revenue due to the deferral of a contract research payment received in the first quarter. Partially offsetting the increase in cash was a $670,000 increase in prepaid and other current assets as a result of a license fee and annual contracted research fees paid at the beginning of the year.

Cash used in operating activities for the six months ended June 30, 2015 was $6.6 million. Our net loss of $9.5 million and gain on expiration of warrant and derivative liabilities related to notes payable upon our IPO of $0.4 million was partly offset by non-cash charges of $1.1 million for the change in fair value of derivative liabilities, $0.9 million for stock-based compensation, $0.3 million for accretion of debt discount, and $141,000 for depreciation and amortization as well as adjustments in our working capital accounts. The increase in cash associated with our net operating assets of $0.8 million was primarily due to a $1.0 million increase in accounts payable and accrued liabilities due to the additional unpaid costs associated with our IPO and the timing of our payments on billings received and a $1.1 million decrease in accounts receivable and unbilled revenue as a result of a significant milestone payment that was invoiced in the fourth quarter of 2014 and received in the first quarter of 2015. This was offset by a $0.6 million decrease in unearned revenue due to the recognition of revenue, a $0.4 million increase in prepaid expenses and other current assets as well as a $0.1 million increase in inventory.

Cash provided by (used in) investing activities

Cash provided by investing activities for the six months ended June 30, 2016 of $12.0 million primarily consisted of maturities of short-term investments.

Cash used in investing activities for the six months ended June 30, 2015 of $23,000 consisted of the purchase of property and equipment.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2016 of $227,000 consisted of proceeds from the exercise of stock options and the purchase of ESPP shares.

Cash provided by financing activities for the six months ended June 30, 2015 of $70.0 million was comprised of $61.4 million of net proceeds from our initial public offering completed in May 2015 and $19.7 million net proceeds from the issuance of notes payable in April 2015, offset by $11.1 million of payments on notes payable and convertible promissory notes.

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

We consider our critical accounting policies and estimates to be revenue recognition, inventories, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2016 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2016.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2016, we had cash and cash equivalents of $27.4 million, short-term investments of $26.9 million and long-term investments of $6.9 million, consisting primarily of cash equivalents and other liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because the majority of our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our formation in 2002 and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $9.7 million, and $9.5 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $141.7 million. We expect to continue to incur losses until we begin generating revenues from our collaborators’ sale of products containing traits we are currently developing, which we expect will not occur for several years, if at all. Because we have incurred and will continue to incur significant costs and expenses for these efforts before we obtain any incremental revenues from the sale of seeds incorporating our traits, our losses in future periods could be even more significant. In addition, we may find our development efforts are more expensive than we anticipate or that they do not generate revenues in the time period we anticipate, which would further increase our losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of our traits, our business, financial condition, operating results, and prospects will suffer.

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

In addition, recently there has been an increasing trend towards consolidation in the agricultural biotechnology industry. For example, in April 2015, DuPont acquired Taxon Biosciences. Other potential transactions, such as Syngenta’s proposed takeover by ChemChina, the proposed merger of Dow and DuPont, and the proposed acquisition of Monsanto by Bayer, would further consolidate our industry if consummated. Consolidation among our competitors and third parties upon whom we rely could lead to a changing competitive landscape, capabilities, and market share allocations, which could have an adverse effect on our business and operations.

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

We recently have had significant changes in executive leadership, and more could occur.  Effective May 23, 2016, Rajendra Ketkar was appointed as our President and Chief Executive Officer, replacing Roger Salameh, who had served as our Interim

President and Chief Executive Officer since February 2016.  Mr. Salameh was appointed as our Chief Operating Officer in connection with Mr. Ketkar’s hiring.  On June 9, 2016, Mr. Ketkar was appointed to our board of directors.  Effective February 11, 2016, Eric J. Rey resigned as our President and Chief Executive Officer, and as a member of our board of directors. In connection with Mr. Rey’s resignation, Mr. Salameh, who was then serving as our Vice President of Business Development, was appointed as our Interim President and Chief Executive Officer. On February 10, 2016, Mark W. Wong resigned as a member of our board of directors and as our Acting President and Chief Executive Officer, which he had been serving as effective as of January 12, 2016 while Mr. Rey took a medical leave of absence. Effective October 16, 2015, Tom O’Neil resigned as our Chief Financial Officer and Steven F. Brandwein, who was then serving as our Vice President of Finance and Administration, was appointed as our Interim Chief Financial Officer. Disruption to our organization as a result of executive management transition could have a material adverse effect on our business, financial condition and results of operations.

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

In connection with the preparation of our financial statements for the year ended December 31, 2015, we identified certain internal control deficiencies that did not rise to the level of a material weakness, on an individual basis or in the aggregate. For the year ended December 31, 2015, we did not have any control deficiencies, which on an individual basis or in the aggregate arose to the level of a significant deficiency. We are currently working to improve our internal control environment. As a result, we may experience higher than anticipated operating expenses, as well as higher auditor fees during and after the implementation of these changes. If we are unable to implement any of the required changes to our internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our operations, financial reporting, and results of operations and could result in an adverse opinion on internal controls from our independent registered public accounting firm.

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

Sales of a substantial number of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2016, there were 44,395,008 shares of our common stock outstanding, of which approximately 7,000,000 shares were freely tradable.

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

The market price of our common stock since our initial public offering has been and may continue to be volatile. Since shares of our common stock were sold in our initial public offering in May 2015 at a price of $8.00 per share, our stock price has ranged from $1.10 to $8.80, through June 30, 2016. The market price of our common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond our control and may not be related to our operating performance, including:

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

Our executive officers, directors, and their affiliates, in the aggregate, beneficially own approximately 72% of the outstanding shares of our common stock as of June 30, 2016. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

As of June 30, 2016, Moral Compass Corporation, our largest stockholder, beneficially owns approximately 51% of our outstanding common stock, and Moral Compass Corporation and Mandala Capital together beneficially own approximately 71% of our outstanding common stock. For so long as Moral Compass Corporation continues to own a significant percentage of our outstanding shares, they may be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Moral Compass Corporation may be able to exercise control over our management, business plans, and policies, including the appointment and removal of our officers, and may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. This concentration of ownership could deprive you of an opportunity to receive a premium for your shares as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Our common stock may be delisted from The Nasdaq Global Market if we are unable to maintain compliance with Nasdaq’s continued listing standards.

As a company traded on The Nasdaq Global Market, we are subject to compliance with The Nasdaq Stock Market’s rules and requirements, which require, among other things, that our board of directors be comprised of a majority of independent directors. Due to the resignation of two of our independent directors in July 2016, our board of directors is no longer comprised of a majority of independent directors. On July 21, 2016, we received a letter from Nasdaq notifying us that we were not in compliance with the independent director requirements set forth in Nasdaq Listing Rule 5605. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), we were provided with a cure period to regain compliance until the earlier of our next annual stockholder meeting or July 9, 2017. If our next annual stockholder meeting is held before January 9, 2017, then we must regain compliance no later than January 9, 2017.

If we are unable to regain compliance with Nasdaq’s independent director requirements prior to the end of the cure period, our common stock may be delisted from The Nasdaq Global Market. Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and/or become more volatile. Furthermore, if our common stock were delisted, it could adversely affect our ability to obtain additional financing and/or result in the loss of confidence by investors, collaborators and other third parties, customers, and employees.

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

Arcadia Biosciences, Inc.

August 9, 2016	By:	/s/ RAJENDRA KETKAR
Rajendra Ketkar
President and Chief Executive Officer

August 9, 2016	By:	/s/ STEVEN F. BRANDWEIN
Steven F. Brandwein
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.15	Offer Letter and appended form of Severance and Change In Control Agreement between the Company and Rajendra Ketkar, dated April 12, 2016.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.