Form 10-Q
period 2016-09-30
Arcadia Biosciences, Inc.
filed 2016-11-10
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 44,479,267.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2016

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$10,473	$23,973
Short-term investments	43,413	26,270
Accounts receivable	97	706
Unbilled revenue	144	82
Inventories — current	360	294
Prepaid expenses and other current assets	1,188	692
Total current assets	55,675	52,017
Property and equipment, net	580	585
Inventories — noncurrent	1,832	1,867
Long-term investments	3,479	19,748
Other noncurrent assets	20	25
Total assets	$61,586	$74,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,610	$2,423
Amounts due to related parties	19	19
Unearned revenue — current	1,196	1,008
Total current liabilities	3,825	3,450
Notes payable	25,077	24,930
Unearned revenue — noncurrent	2,173	2,637
Other noncurrent liabilities	3,000	3,000
Total liabilities	34,075	34,017
Stockholders’ equity:
Common stock, $0.001 par value—400,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 44,479,267 and 44,184,195 shares issued and outstanding as of September 30, 2016 and December 31, 2015	44	44
Additional paid-in capital	173,316	172,222
Accumulated deficit	(145,842)	(131,926)
Accumulated other comprehensive loss	(7)	(115)
Total stockholders’ equity	27,511	40,225
Total liabilities and stockholders’ equity	$61,586	$74,242

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product	$102	$123	$422	$383
License	218	214	510	773
Contract research and government grants	755	1,486	1,716	2,912
Total revenues (which includes $23, $23, $69, $68 from related parties — Note 12)	1,075	1,823	2,648	4,068
Operating expenses:
Cost of product revenues	60	61	242	223
Research and development	2,255	3,179	6,673	7,097
Selling, general and administrative	2,687	2,818	8,882	8,241
Total operating expenses	5,002	6,058	15,797	15,561
Loss from operations	(3,927)	(4,235)	(13,149)	(11,493)
Interest expense	(331)	(766)	(985)	(2,008)
Other income (expense), net	90	285	242	(376)
Net loss before income taxes	(4,168)	(4,716)	(13,892)	(13,877)
Income tax benefit (provision)	(7)	97	(24)	(222)
Net loss	(4,175)	(4,619)	(13,916)	(14,099)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(2,574)
Deemed dividends to warrant holder	—	—	—	(197)
Net loss attributable to common stockholders	$(4,175)	$(4,619)	$(13,916)	$(16,870)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.11)	$(0.31)	$(0.72)
Weighted-average number of shares used in per share calculations:
Basic and diluted	44,370,061	43,647,180	44,336,324	23,318,262
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	(1)	—	108	—
Other comprehensive income (loss)	(1)	—	108	—
Comprehensive loss attributable to common stockholders	$(4,176)	$(4,619)	$(13,808)	$(16,870)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,916)	$(14,099)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	227	210
Net amortization of investment premium	115	—
Stock-based compensation	661	1,205
Change in fair value of derivative liabilities related to convertible promissory notes	—	845
Gain on expiration of warrant and derivative liability related to notes payable upon IPO	—	(437)
Accretion of debt discount	148	589
Changes in operating assets and liabilities:
Accounts receivable	609	357
Unbilled revenue	(62)	(51)
Inventories	(32)	(157)
Prepaid expenses and other current assets	(492)	(375)
Other noncurrent assets	4	(43)
Accounts payable and accrued expenses	237	1,676
Amounts due to related parties	—	(41)
Unearned revenue	(277)	(842)
Net cash used in operating activities	(12,778)	(11,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(222)	(80)
Purchases of investments	(21,129)	(11,290)
Proceeds from sales and maturities of investments	20,247	—
Net cash used in investing activities	(1,104)	(11,370)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon IPO	—	68,226
Payments of IPO issuance costs	—	(8,054)
Proceeds from issuance of notes payable	—	20,000
Payments of debt issuance costs	(46)	(290)
Proceeds from exercise of stock options and ESPP purchases	428	168
Payments on notes payable to related party	—	(8,000)
Payments on notes payable and convertible promissory notes	—	(3,122)
Net cash provided by financing activities	382	68,928
Net increase (decrease) in cash and cash equivalents	(13,500)	46,395
Cash and cash equivalents — beginning of period	23,973	16,571
Cash and cash equivalents — end of period	$10,473	$62,966
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$755	$1,411
Cash paid for income taxes	$2	$149
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$—	$2,574
Deferred offering costs included in accounts payable and accrued expenses	$—	$155
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$1
Reclassification of deferred IPO costs to equity	$—	$5,026
Deemed dividend to common stock warrant holder	$—	$197
Issuance of warrants and derivatives in connection with notes payable issuance	$—	$437
Stock option exercise cost included in accounts receivable	$6	$19
Conversion of preferred stock to common stock upon IPO	$—	$85,455

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

The Company pursues agriculture-based biotechnology business opportunities that improve the environment and human health. The Company is an agricultural biotechnology trait company with an extensive and diversified portfolio of mid to late-stage crop productivity and product quality traits addressing multiple crops that supply the global food and feed markets. Its traits are focused on high-value enhancements that increase crop yields by enabling plants to more efficiently manage environmental and nutrient stresses, and that enhance the quality and value of agricultural products.

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

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU No. 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective for the Company January 1, 2018. Additional ASUs have been issued to amend or clarify the new guidance in ASC Topic 606 as follows:

•

ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) was issued in March 2016. ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal or agent designation.

•

ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU No. 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition concerning identifying performance obligations and accounting for licenses of intellectual property.

•

ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, measuring noncash consideration, presenting sales taxes and certain transition matters.

The Company is evaluating the effect that ASU No. 2014-09 and its related amendments will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update impacts classification, additional fair value measurement, impairment assessment of equity investments and current required disclosures. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted if the entity meets certain early application guidance. The Company is evaluating the impact of the adoption of ASU No. 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Based on the new standard, lessees would recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU No. 2016-09 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments address cash flow issues such as debt prepayment or debt extinguishment costs and zero-coupon debt instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments are to be applied using a retrospective transition method to each period presented. If it is impractical to retrospectively apply, it can be applied prospectively as of the earliest date practicable. The Company is evaluating the impact of the adoption of ASU No. 2016-15 on its consolidated financial statements.

3. SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Raw materials inventories consist primarily of seed production costs incurred by the Company’s contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$789	$665
Finished goods	1,403	1,496
Inventories	$2,192	$2,161

The Company had inventory reserves for excess and slow-moving inventory of $2.3 million as of September 30, 2016 and December 31, 2015.

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

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2016 and December 31, 2015, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2016
Cash equivalents:
Commercial paper	$6,798	$—	$—	$6,798
Money market funds	3,268	—	—	3,268
Short-term investments:
Certificates of Deposit	3,980	—	(3)	3,977
Commercial paper	18,655	—	—	18,655
U.S. government securities	18,284	3	(4)	18,283
U.S. government agency securities	2,500	—	(2)	2,498
Long-term investments:
Certificates of Deposit	980	1	(1)	980
U.S. government agency securities	2,500	—	(1)	2,499
Totals	$56,965	$4	$(11)	$56,958

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2015
Cash equivalents:
Money market funds	$12,799	$—	$—	$12,799
Commercial paper	5,949	—	—	5,949
U.S. government agency securities	3,049	—	—	3,049
Short-term investments:
Certificates of Deposit	3,374	—	—	3,374
Commercial paper	3,598	—	—	3,598
U.S. government securities	13,678	—	(30)	13,648
U.S. government agency securities	5,653	1	(4)	5,650
Long-term investments:
Certificates of Deposit	3,049	—	—	3,049
U.S. government securities	11,780	—	(52)	11,728
U.S. government agency securities	5,001	—	(30)	4,971
Totals	$67,930	$1	$(116)	$67,815

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of September 30, 2016. The unrealized gains and losses amounts above are included in AOCI. All long-term investments will mature in 2017.

As of September 30, 2016, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2016.

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

The fair value of the available-for-sale investments at September 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Commercial paper	$—	$6,798	$—	$6,798
Money market funds	3,268	—	—	3,268
Short-term investments:
Certificates of Deposit	—	3,977	—	3,977
Commercial paper	—	18,655	—	18,655
U.S. government securities	18,283	—	—	18,283
U.S. government agency securities	—	2,498	—	2,498
Long-term investments:
Certificates of Deposit	—	980	—	980
U.S. government agency securities	—	2,499	—	2,499
Total Assets at Fair Value	$21,551	$35,407	$—	$56,958

	Fair Value Measurements at December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$12,799	$—	$—	$12,799
Commercial paper	—	5,949	—	5,949
U.S. government agency securities	—	3,049	—	3,049
Short-term investments:
Certificates of Deposit	—	3,374	—	3,374
Commercial paper	—	3,598	—	3,598
U.S. government securities	13,648	—	—	13,648
U.S. government agency securities	—	5,650	—	5,650
Long-term investments:
Certificates of Deposit	—	3,049	—	3,049
U.S. government securities	11,728	—	—	11,728
U.S. government agency securities	—	4,971	—	4,971
Total Assets at Fair Value	$38,175	$29,640	$—	$67,815

The carrying value of the notes payable approximate their fair values at September 30, 2016 and December 31, 2015, as the market rates currently available to the Company and other assumptions have not changed significantly. These were classified as Level 2.

The Company’s Level 3 liabilities measured and recorded on a recurring basis consist of derivative liabilities related to the convertible promissory notes. The following table sets forth a summary of the changes in the fair value and other adjustments of these derivative liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$—	$2,688	$—	$1,580
Change in fair value and other adjustments	—	(263)	—	845
Ending balance	$—	$2,425	$—	$2,425

5. Investment in Unconsolidated Entity

The Company owns a 35% ownership position in Limagrain Cereal Seeds LLC (“LCS”). The remaining 65% of LCS is owned by Vilmorin & Cie (“Limagrain”), a major global producer and marketer of field crop and vegetable seeds and affiliate of Groupe Limagrain, through its wholly owned subsidiary, Vilmorin USA (“VUSA”). LCS improves and develops new wheat and barley varieties utilizing genetic and breeding resources, as well as advanced technologies, from Groupe Limagrain and the Company. Funding for LCS comes from an initial pro rata equity investment from each partner and with subsequent financing in the form of debt from VUSA. As of September 30, 2016, the debt balance was $23.3 million with a maturity date of January 15, 2017. It is the

Company’s expectation that VUSA will provide LCS with additional debt financing and either extend the maturity for repayment of debt, or that the parties will structure a mutually agreeable recapitalization, as needed. Should the debt be converted into equity or additional capital in the form of equity be necessary to support the operations of LCS, the Company has the option to fund its pro rata share of such cash or elect to have its ownership percentage diluted subject to an agreed valuation. The Company’s liability for any debt or obligations of LCS is limited to the Company’s contributed capital. As of September 30, 2016 and December 31, 2015, the Company’s investment in LCS has been reduced to $0 as a result of its equity method loss recognition.

6. Variable Interest Entity

In February 2012, the Company formed Verdeca LLC (“Verdeca”), which is equally owned with Bioceres, Inc. (“Bioceres”), a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development cooperative owned by approximately 250 shareholders, including some of South America’s largest soybean growers. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

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

As a result of the agreement to fund future contributions by Bioceres, Inc., the Company purchased common stock of Bioceres, S.A. in the aggregate amount of $2.0 million between January 2013 and August 2014. The Company’s maximum commitment to purchase stock in Bioceres, S.A. under the original funding agreement amounted to $2.0 million for 2014 and $1.2 million for 2015. In September 2014, the Company and Bioceres, S.A. entered into an agreement to reduce the annual commitment for 2014 to $500,000 and to eliminate the 2015 commitment. In consideration for these amendments, the Company surrendered 1,832 shares of Bioceres, S.A. held by the Company. The Company recorded a research and development expense of $1.5 million related to this agreement during the year ended December 31, 2014.

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

Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $98,000, $875,000, $221,000, and $1.2 million for the three and nine months ended September 30, 2016 and 2015, respectively.

7. Debt

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Notes payable	$25,077	$24,930
Total	25,077	24,930
Less current portion	—	—
Long-term portion	$25,077	$24,930

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

In April 2015, the Company entered into a loan and security agreement with an unrelated party, under which the Company incurred an aggregate principal amount of $20.0 million in term loan borrowings (the “Term Loans”), proceeds of which were used to repay existing debt with MCC and an unrelated party as described above. Under this loan agreement, interest on the Term Loans accrued at a rate per annum equal to the greater of (i) 9.0% and (ii) a fluctuating rate of interest equal to three-month LIBOR as in effect from time to time plus 8.74%. The Company was required to make interest-only payments under this agreement from the drawdown dates through April 30, 2016, subject to certain conditions for extension to October 31, 2016. This agreement provided for a right of prepayment with associated prepayment fees and an additional end-of-term payment of $600,000 due upon maturity or when the Term Loans are prepaid in whole or in part to the lenders.

As part of the Term Loans, the Company also issued the lenders warrants to purchase 1,503,760 shares of its common stock at an exercise price of $5.32 per share, which were only exercisable in the event that an IPO was not completed prior to September 30, 2015 and would have remained exercisable until November 1, 2018. The Company initially recorded $356,000 for the fair value of the warrants as a liability in the Consolidated Balance Sheets, which was subject to subsequent re-measurement for changes in fair value until exercise or expiration. In addition, the Company concluded that the interest rate adjustment upon non-occurrence of an IPO was an embedded derivative and recorded $81,000 for the fair value of the embedded derivative as a liability, which was subject to subsequent re-measurement for changes in fair value until exercise or expiration. The proceeds received under the Term Loans, less fees paid to the lender of $290,000, were allocated to the warrant liability and the embedded derivative liability based on their initial fair values with the residual amount recorded as notes payable. The resulting debt discount was to be amortized as interest expense over the term of the Term Loans using the effective interest method. The interest expense related to the debt discount was $112,000 and $188,000 for the three and nine months ended September 30, 2015, respectively.

In May 2015, upon the completion of the IPO, the warrants were terminated and the right to adjust the interest rate upon non-occurrence of an IPO was relinquished. As such, the Company released the initial fair value of the warrants and the embedded derivative of $437,000 to other income. The Company recognized interest expense inclusive of the debt discount related to the combined Term Loans of $572,000 and $968,000 for the three and nine months ended September 30, 2015, respectively.

Two convertible promissory notes (“Convertible Promissory Notes”) and a warrant purchase agreement were executed in September 2013 and December 2013 with Mahyco International, an affiliate of Maharashtra Hybrid Seeds Company Ltd. (“Mahyco”), which is a licensee of the Company’s technologies. The Convertible Promissory Notes were issued in the amounts of $500,000 in September 2013 and $4.5 million in December 2013. The interest rate on the Convertible Promissory Notes was prime plus 2%, compounded monthly over the course of the five-year terms ending September and December 2018, and was payable in full on the maturity dates. At any time during the term, the lender could convert all or part of the outstanding balance of the Convertible Promissory Notes (including principal and accrued but unpaid interest) into common stock of the Company at $16.52 per share through December 2016 and at 90% of the most recent offering thereafter.

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

In conjunction with the Convertible Promissory Notes, the Company issued to Mahyco International a warrant (the “Mahyco Warrant”) to purchase 75,666 shares of common stock at an exercise price of $16.52. The Mahyco Warrant was issued in December 2013, vested immediately and remains exercisable throughout the original five-year term. The Company allocated the gross proceeds from the Convertible Promissory Notes to the derivative liabilities based on their initial fair values and the remainder of the proceeds to the Convertible Promissory Notes and Mahyco Warrant on a relative fair value basis. The amount allocated to the Mahyco Warrant was recorded as a debt discount to be amortized as interest expense over the estimated term of the note and warrant purchase agreement using the effective interest rate method. The Company recognized interest expense related to the Convertible Promissory Notes of $183,000 and $562,000 for the three and nine months ended September 30, 2015, respectively. Of the total interest expense recognized, $134,000 and $401,000 was related to the debt discount for the three and nine months ended September 30, 2015, respectively. In March 2015, the parties amended the Mahyco Warrant to clarify certain terms relating to expiration. The Company accounted for the amendment as a modification with the incremental increase in fair value of $197,000 as of the amendment date, which was accounted for as a deemed dividend to the warrant holder.

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

Under this new loan and security agreement, interest accrues at a floating rate per annual rate equal to nine tenths of one percentage point (0.90%) above the prime rate published from time to time in The Wall Street Journal. The agreement requires the Company to make monthly interest-only payments through December 2017. After this date, the Company is required to make thirty-six (36) equal monthly installments of principal, plus accrued interest. The Company’s final payment, due on the maturity date of December 1, 2020, shall include all outstanding principal and accrued and unpaid interest plus a final payment equal to $625,000. In the event the loan is repaid prior to its maturity, the Company is responsible for (i) all outstanding principal plus accrued and unpaid interest, (ii) a prepayment fee is due equal to 3% of the outstanding principal amount if prepayment occurs on or before December 29, 2016, 2% of the outstanding principal balance after December 29, 2016, but on or prior to December 29, 2017, and 1% of the outstanding principal amount if the prepayment occurs after December 29, 2017, (iii) the final payment of $625,000, and (iv) other bank expenses. The loan has been recorded on the Consolidated Balance Sheet as of December 31, 2015, net of approximately $70,000 related to issuance fees. The Company recognized interest expense of $331,000 and $985,000 for the three and nine months ended September 30, 2016. Of the total interest expense recognized, $50,000 and $148,000 was related to the amortization of the debt discount and end of term payment for the three and nine months ended September 30, 2016, respectively.

This loan and security agreement contains customary events of default and covenants, including a financial covenant that requires the Company to maintain either a liquidity ratio (defined as the ratio of the Company’s cash, cash equivalents and net accounts receivable to the Company’s obligation owed to the Bank) of at least 1.4:1.0, or to cash collateralize 100% of the Company’s obligations to the Bank. The Company’s obligations to the Bank are secured by substantially all of the Company’s assets, excluding intellectual property. As of September 30, 2016, the Company is in compliance with all covenants.

8. Stock-Based Compensation

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding, and were issued while it was in effect. Certain options vested upon completion of the IPO and the remaining unvested options at the time of the IPO vest over original service periods between two-and-a-quarter and four years. The 2015 Plan became effective upon the IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,087,729 shares of common stock reserved for future issuance, which included 212,729 shares under the 2006 Plan that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant, beginning on January 1, 2016. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. Options granted generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted, once vested, generally are exercisable for up to 10 years after grant.

As of September 30, 2016, a total of 5,069,906 shares of common stock were reserved for issuance under the 2015 Plan, of which 3,284,171 shares of common stock are available for future grant. As of September 30, 2016, a total of 2,906,888 and 1,785,735 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2015	3,427,509	$3.76	$3,707
Options granted	1,751,485	5.27
Options exercised	(219,730)	1.19
Options cancelled and forfeited	(266,641)	5.36
Outstanding — Balance at September 30, 2016	4,692,623	$4.35	$1,173
Vested and expected to vest — September 30, 2016	4,692,623	$4.35	$1,173
Exercisable — September 30, 2016	2,801,217	$3.63	$1,053

As of September 30, 2016, there was $1.8 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 3.10 years.

The fair value of stock option awards to executives, employees, and other service providers was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	5.98 - 6.25	N/A	5.98 - 6.25	5.52
Expected volatility	88% - 91%	N/A	88% - 91%	80% - 104%
Risk-free interest rate	1.17% - 1.38%	N/A	1.17% - 1.54%	1.61% - 1.62%
Dividend yield	—	N/A	—	—

The weighted-average estimated grant-date fair value of stock options granted during the three and nine months ended September 30, 2016 were $1.44 and $1.14, respectively. The weighted-average estimated grant-date fair value of stock options granted during the three and nine months ended September 30, 2015 were $0 and $4.61, respectively.

Employee Stock Purchase Plan

Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on May 14, 2015, the Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2016, the number of shares of common stock reserved for future issuance under the ESPP is 987,158. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of September 30, 2016, 75,342 shares had been issued under the ESPP. The Company recorded $16,000 and $72,000 of compensation expense for the three and nine months ended September 30, 2016, respectively.

Warrants

On December 2013, the Company issued warrants to Mahyco International to purchase 75,666 shares of common stock, exercisable as of the issuance date, at an exercise price of $16.52 per share in conjunction with the Convertible Promissory Notes as further described in Note 7.

In connection with the Series D preferred stock financing in the first half of 2014, the Company issued warrants, exercisable as of the issuance date, to the Series D preferred stock investors to purchase an aggregate of 1,227,783 shares of common stock at an exercise price of $18.16 per share and to the placement agent to purchase 33,445 shares of common stock at $13.45.

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

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The Company’s effective tax rate (ETR) was -0.2%, 2.1%, -0.2%, and -1.6% for the three and nine months ended September 30, 2016 and 2015, respectively. The difference between the effective tax rate and the federal statutory rate of 34% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

As of September 30, 2016, there have been no material changes to the Company’s uncertain tax positions.

10. Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah” or “Sellers”), to purchase the Sellers’ food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs, thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. As of September 30, 2016, the Company continues to pursue a total of three development programs using this technology and believes that the contingent liability is probable. As a result, $3.0 million remains on the Consolidated Balance Sheet as an other noncurrent liability.

11. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and conversion of convertible promissory notes, redeemable convertible preferred stock and convertible preferred stock. As the Company had net losses for the three and nine months ended September 30, 2016 and 2015, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Nine Months Ended September 30,
	2016	2015
Options to purchase common stock	4,692,623	3,744,534
Warrants to purchase common stock	1,336,894	1,336,894
Convertible promissory notes	—	320,464
Total	6,029,517	5,401,892

12. Related-Party Transactions

The Company’s related parties include MCC, Blue Horse Labs, Inc. (“BHL”), and Limagrain. BHL is deemed a related party as a result of its existing contractual relationship with the Company and because a Director of the Company also serves as the Treasurer of BHL and as an Officer and Director of MCC, the Company’s controlling stockholder as of September 30, 2016.

Transactions with related parties are reflected in the condensed consolidated financial statements under amounts due to or from related parties and notes payable to related party. Outlined below are details of agreements between the Company and its related parties:

A term note was executed with MCC in July 2012 for $8.0 million (see Note 7). This note was paid off in full in April 2015.

Under a license agreement executed in 2003 and amended in 2009, BHL receives a single-digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding from BHL. Royalty fees due to BHL were $18,000 and $19,000 as of September 30, 2016 and December 31, 2015, respectively, and are included in the consolidated balance sheets as amounts due to related parties.

License agreements were executed with Limagrain, a stockholder of the Company, in September 2009 and February 2011. The agreements license certain of the Company’s traits to Limagrain and include up-front license fees, annual license fees, milestone fees and value-sharing payments. Limagrain was subject to Item 404 of Regulation S-K – Transactions with Related Persons, Promoters and Certain Control Persons until the IPO in May 2015, at which time its ownership percentage was diluted and fell below the 5% threshold. The Company recognized $23,000, $23,000, and $69,000 and $68,000 of revenue under these agreements for the three and nine months ended September 30, 2016 and 2015, respectively. No amounts were due from Limagrain as of September 30, 2016 and December 31, 2015.

13. Subsequent Events

The Company has reviewed and evaluated subsequent events through November 10, 2016, the date the condensed consolidated financial statements were available to be issued.

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

Overview

We are a leading agricultural biotechnology trait company with an extensive and diversified portfolio of mid- to late-stage yield and product quality traits addressing multiple crops that supply the global food and feed markets. Our traits are focused on high-value enhancements that increase crop yields by enabling plants to more efficiently manage environmental and nutrient stresses, and that enhance the quality and value of agricultural products. Our traits increase value not only for farmers, but also for users of agricultural products. Our target market is the $40.5 billion global seed market. Our goal is to increase the value of this market significantly by increasing yields in the more than $1.0 trillion market for the five largest global crops, and to capture a portion of the increased value.

Our crop yield traits are being utilized by our commercial partners to develop higher yielding seeds for the most widely grown global crops, including wheat, rice, soybean, corn, and sugarcane, as well as for other crops such as cotton and trees. Our business model positions us at the nexus of basic research and commercial product development, as we apply our strong product development and regulatory capabilities to collaborate with, and leverage the skills and investments of, upstream basic research institutions and downstream commercial partners. We believe our approach significantly reduces risk and capital requirements, while simplifying and expediting the product development process. We also believe that our collaboration strategy leverages our internal capabilities, enabling us to capture much higher value than would otherwise be the case, and enabling our commercial partners to develop and commercialize products more cost-effectively.

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

We have formed strategic partnerships and developed strong relationships with global agricultural leaders for development and commercialization of our traits in major crops and consumer products. Our collaborators include Limagrain (Vilmorin & Cie), Mahyco (Maharashtra Hybrid Seeds Company Limited), Dow AgroSciences, DuPont Pioneer (E.I. du Pont de Nemours and Company), Beck’s Hybrids, SES Vanderhave, U.S. Sugar, Abbott, Ardent Mills, Bioceres, and others. Additionally, in order to increase our participation in the value of two major crops, wheat and soybean, we have formed two joint ventures. Limagrain Cereal Seeds LLC is our joint venture with Limagrain for the development and commercialization of wheat and barley products for North America. Verdeca LLC is our joint venture with Bioceres for the development and deregulation of soybean traits globally. In April 2015, we entered into a collaboration agreement with Dow AgroSciences and Bioceres under which our Verdeca joint venture will collaborate with Dow AgroSciences on the development and deregulation of soybean traits on a global basis. In December 2015, we announced a strategic collaboration with Dow AgroSciences to develop traits in corn. We may enter into future collaboration agreements and joint ventures depending on our assessment of which structure provides the best ratio of risk to investment return.

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

The process of discovering, developing, and commercializing a seed trait through either genetic modification or advanced breeding involves multiple phases and takes an average of 13 years from discovery to commercialization. The length of the process may vary depending on the complexity of the trait, the type of crop involved, and other factors such as environmental conditions or regulatory processes. This long product development cycle is in large part attributable to the limitations of natural growing seasons and the impact of this on the time it takes to breed commercial seed products. For genetically modified, or GM, seeds, there is also a rigorous and lengthy regulatory process that operates in parallel to the later stages of the seed breeding process.

Since our inception, we have devoted substantially all of our efforts to research and development activities, including the discovery, development, and testing of our traits and products in development incorporating our traits. To date, we have not generated revenues from sales of commercial products, other than limited revenues from our Sonova products, and we may not generate significant revenues from commercial product sales for at least the next two to five years. We do receive revenues from fees associated with the licensing of our traits to commercial partners. Our long-term business plan and growth strategy is based in part on our expectation that revenues from products that incorporate our traits will comprise a significant portion of our future revenues.

We have never been profitable and had an accumulated deficit of $145.8 million as of September 30, 2016. We incurred net losses of $4.2 million, $4.6 million, $13.9 million, and $14.1 million for the three and nine months ended September 30, 2016 and 2015, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need additional funding to support our operating activities.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product sales, licensing agreements, contract research agreements, and government grants. We expect that over the next several years, a substantial majority of our revenues will consist of license revenues and contract research and government grant revenues until our license revenues increase with the introduction of our seed trait products to the market, if and when they are commercially available. Further, we expect that our license revenues will vary as we enter into new license agreements and with the timing of milestone payments and recognition of deferred upfront license fees under existing license agreements.

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

Contract Research and Government Grant Revenues

Contract research revenues consist of amounts earned from performing contracted research primarily related to breeding programs or the genetic engineering of plants for third parties. We generally recognize revenue as these services are provided. In addition, we are entitled to receive a portion of the revenues generated from sales of products that incorporate our seed traits. Products expected to result from such contract research are in various stages of the product development cycle and we do not expect to generate significant revenues from the sale of any such products for at least the next three to five years.

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

Income Tax Benefit (Provision)

Our income tax benefit (provision) has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a full valuation allowance against our U.S. deferred tax assets. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
	(In thousands except percentage)
Revenues:
Product	$102	$123	$(21)	(17)%
License	218	214	4	2%
Contract research and government grants	755	1,486	(731)	(49)%
Total revenues (which includes $23, $23 from related parties — Note 12)	1,075	1,823	(748)	(41)%
Operating expenses:
Cost of product revenues	60	61	(1)	(2)%
Research and development	2,255	3,179	(924)	(29)%
Selling, general and administrative	2,687	2,818	(131)	(5)%
Total operating expenses	5,002	6,058	(1,056)	(17)%
Loss from operations	(3,927)	(4,235)	(308)	(7)%
Interest expense	(331)	(766)	(435)	(57)%
Other income, net	90	285	195	(68)%
Net loss before income taxes	(4,168)	(4,716)	(548)	(12)%
Income tax benefit (provision)	(7)	97	104	(107)%
Net loss and net loss attributable to common stockholders	$(4,175)	$(4,619)	$(444)	(10)%

Revenues

Product revenues accounted for 10% of our total revenues in the third quarter of 2016 and 7% in the third quarter of 2015. Our product revenues from sales of our Sonova products decreased by $21,000, or 17%, in the quarter-to-quarter comparison, primarily as a function of the timing of orders, which can vary from quarter to quarter.

License revenues accounted for 20% and 12% of our total revenues for the quarters ended September 30, 2016 and 2015, respectively. Our license revenues increased by $4,000, or 2%, in the second quarter of 2016 compared to revenues in the second quarter of 2015.

Contract research and government grant revenues comprise a significant portion of our total revenues, accounting for 70% and 81% of our total revenues for the third quarters of 2016 and 2015, respectively. Our contract research and government grant revenues decreased by $731,000, or 49%, in the third quarter 2016 compared to the third quarter of 2015. The decrease reflected the successful completion of certain contract research and government projects during 2015, for which related revenues were included in the third quarter ended September 30, 2015. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of receipt of government grants and eligible research and development expenses.

Cost of Product Revenues

Cost of product revenues decreased by $1,000, or 2%, in the third quarter of 2016 compared to the third quarter of 2015, which is in line with the decrease in product revenues from sales of our Sonova products.

Research and Development

Research and development expenses decreased by $924,000, or 29%, in the third quarter of 2016 compared to the third quarter of 2015. The decrease was primarily driven by $705,000 of  research services in support of Verdeca incurred in the third quarter of 2015 that were not incurred in 2016, as well as lower utilization of subcontract work pertaining to grant agreements correlating with decreased contract research and government grant revenues. The decreases were partially offset by increased in-licensing and contract research fees.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $131,000, or 5%, in the third quarter of 2016 compared to the third quarter of 2015, primarily driven by lower salaries and benefits, mainly as a result of a reduction in force that occurred earlier in the year.

Interest Expense

Interest expense was $331,000 for the three months ended September 30, 2016, a decrease of $435,000, or 57%, compared to the three months ended September 30, 2015. The decrease was primarily related to the more favorable interest rate and smaller debt discount as a result of the refinance of debt at the end of 2015.

Other Income, Net

Other income, net, of $90,000 for the three months ended September 30, 2016 represents a decrease of $195,000, or 68%, when compared to $285,000 for the three months ended September 30, 2015. The decrease was the result of a gain recognized in 2015 from the remeasurement of the fair value of the derivative liabilities related to our Convertible Promissory Notes which were paid in December 2015.

Income Tax Benefit (Provision)

The income tax benefit decreased by $104,000, or 107%, for the three months ended September 30, 2016 when compared to the same period in 2015, resulting in an income tax provision of $7,000. The decrease was the result of lower foreign tax expense expected for 2016 than recognized in 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
	(In thousands except percentage)
Revenues:
Product	$422	$383	$39	10%
License	510	773	(263)	(34)%
Contract research and government grants	1,716	2,912	(1,196)	(41)%
Total revenues (which includes $69, $68 from related parties — Note 12)	2,648	4,068	(1,420)	(35)%
Operating expenses:
Cost of product revenues	242	223	19	9%
Research and development	6,673	7,097	(424)	(6)%
Selling, general and administrative	8,882	8,241	641	8%
Total operating expenses	15,797	15,561	236	2%
Loss from operations	(13,149)	(11,493)	(1,656)	14%
Interest expense	(985)	(2,008)	1,023	(51)%
Other income (expense), net	242	(376)	618	(164)%
Net loss before income taxes	(13,892)	(13,877)	(15)	0%
Income tax provision	(24)	(222)	198	(89)%
Net loss	(13,916)	(14,099)	183	(1)%
Accretion of redeemable convertible preferred stock to redemption value	—	(2,574)	2,574	(100)%
Deemed dividends to warrant holder	—	(197)	197	(100)%
Net loss attributable to common stockholders	$(13,916)	$(16,870)	$2,954	(18)%

Revenues

Product revenues accounted for 16% and 9% of our total revenues in the nine months ended September 30, 2016 and 2015, respectively. Product revenues from sales of our Sonova products increased by $39,000, or 10%, due primarily to encapsulated product sales to a new customer.

License revenues accounted for 19% of our total revenues for each of the nine months ended September 30, 2016 and 2015. Our license revenues decreased by $263,000, or 34%, in the nine months ended September 30, 2016 compared to revenues in the same period of 2016. The decrease in license revenues is primarily driven by the discontinuance of certain license agreements during the second quarter of 2015, for which deferred revenue was recognized.

Contract research and government grant revenues comprise a significant portion of our total revenues and accounted for 65% and 72% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. Our contract research and government grant revenues decreased by $1.2 million, or 41%, in the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in grant and contract research revenue is primarily driven by two projects achieving successful completion within 2015, as well as a reduction in the scope of activities of another grant during 2016. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided.

Cost of Product Revenues

Cost of product revenues increased by $19,000, or 9%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, in line with the increase in product revenues from sales of our Sonova products when comparing the respective periods.

Research and Development

Research and development expenses decreased by $424,000, or 6%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily driven by a $466,000 reduction in subcontract work pertaining to contract research and government grant agreements.  There were additional expenses related to in-licensing fees and contract research work, which were offset by research services in support of Verdeca incurred in the third quarter of 2015 that were not incurred in 2016

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $641,000, or 8%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was almost entirely related to severance costs related to a reduction in force that occurred earlier in 2016.  There were several other offsetting differences, including an increase in a state franchise tax expense resulting from the Company’s reincorporation in Delaware in March 2015, as well as lower stock compensation expense.

Interest Expense

Interest expense was $985,000 for the nine months ended September 30, 2016, a decrease of $1.0 million, or 51%, compared to $2.0 million for the nine months ended September 30, 2015. The decrease was related to the more favorable interest rate and smaller debt discount as a result of the refinance of debt in December 2015.

Other Income (Expense), Net

Other income, net, of $242,000 for the nine months ended September 30, 2016 represents a decrease of $618,000, or 164%, in expenses when compared to a net expense of $376,000 for the nine months ended September 30, 2015. The decrease was the result of an $845,000 increase in 2015 of the fair value of the derivative liabilities related to our Convertible Promissory Notes, partially offset by the $437,000 gain in 2015 on the expiration of warrant and derivative liabilities associated with the $20.0 million of term loan borrowings. The Convertible Promissory Notes and the term loan borrowings were repaid in full in December 2015.

Income Tax Provision

The income tax provision decreased by $198,000, or 89%, for the nine months ended September 30, 2016 when compared to the same period in 2015. The decrease was the result of lower foreign tax expense expected for 2016 than recognized in 2015.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

Accretion of Series D redeemable convertible preferred stock to redemption value decreased by $2.6 million, or 100%, in 2016 compared to 2015. Our Series D redeemable convertible preferred stock converted into common stock upon the completion of our initial public offering in May 2015.

Deemed Dividends to Warrant Holder

Deemed dividends to warrant holder decreased by $197,000, or 100%, in 2016 compared to 2015. The 2015 amount was a nonrecurring charge related to the modification of the Mahyco Warrant as further detailed in Note 7.

Seasonality

We and our commercial partners operate in different geographies around the world and conduct field trials that are used for data generation, which must be conducted during the appropriate growing seasons for particular crops and markets. Often, there is only one crop-growing season per year for certain crops and markets. Similarly, climate conditions and other factors that may influence the sales of our products may vary from season to season and year to year. In particular, weather conditions, including natural disasters such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought, or fire, may affect the timing and outcome of field trials, which may delay milestone payments and the commercialization of products incorporating our seed traits. In the future, sales of commercial products that incorporate our seed traits will vary based on crop growing seasons and weather patterns in particular regions.

The level of seasonality in our business overall is difficult to evaluate at this time due to our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical markets, and our introduction of new products and traits.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with the net proceeds from placements of equity and debt securities, as well as proceeds from the sale of our Sonova products, payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which primarily are focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes conducting replicated field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of September 30, 2016, we had cash and cash equivalents of $10.5 million, short-term investments of $43.4 million, and $3.5 million of long-term investments. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

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

Term Loans

In April 2015, we entered into a loan and security agreement with lenders that are affiliates of Tennenbaum Capital Partners, LLC (“Tennenbaum”). Obsidian Agency Services, Inc. acted as administrative agent for the lenders under this agreement. Under the agreement, the lenders committed to advance term loans in an aggregate principal amount of up to $20.0 million, and we borrowed the entire $20.0 million of term loan commitments on the loan closing date. A portion of the proceeds were used to repay the balance of the promissory notes.

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

Under this new loan and security agreement with the Bank, interest accrues at a floating annual rate equal to nine tenths of one percentage point (0.90%) above the prime rate published from time to time in The Wall Street Journal. The agreement requires us to make monthly interest-only payments through December 2017. After this date, we are required to make thirty-six (36) equal monthly installments of principal, plus accrued interest. Our final payment, due on the maturity date of December 1, 2020, shall include all outstanding principal and accrued and unpaid interest plus a final end of term payment equal to $625,000. Should the loan be repaid prior to the maturity date, the Company is responsible for (i) all outstanding principal plus accrued and unpaid interest, (ii) a prepayment fee equal to 3% of the outstanding principal amount if prepayment occurs on or before December 29, 2016, 2% of the outstanding principal balance after December 29, 2016, but on or prior to December 29, 2017, and 1% of the outstanding principal amount if the prepayment occurs after December 29, 2017, (iii) the final payment of $625,000, and (iv) other bank expenses.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(12,778)	$(11,163)
Investing activities	(1,104)	(11,370)
Financing activities	382	68,928
Net increase (decrease) in cash	$(13,500)	$46,395

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2016 was $12.8 million. Our net loss of $13.9 million was partly offset by non-cash charges of $661,000 for stock-based compensation, $227,000 for depreciation and amortization, $148,000 for accretion of debt discount and $115,000 for net amortization of investment premiums and discounts, as well as adjustments in our working capital accounts of $13,000. The decrease in cash associated with our net operating assets of $13,000 was primarily due to a decrease of $609,000 in accounts receivable and an increase of $237,000 in accounts payable and accrued expenses due to timing of invoicing and payments on billing received, respectively, which was offset by an increase of $492,000 in prepaid and other current assets due to the release of expenses and an increase of $277,000 in unearned revenue related to the recognition of revenue.

Cash used in operating activities for the nine months ended September 30, 2015 was $11.2 million. Our net loss of $14.1 million and the gain on expiration of warrant and derivative liabilities related to notes payable upon our IPO of $0.4 million was partly offset by non-cash charges of $0.8 million for the change in fair value of derivative liabilities, $1.2 million for stock-based compensation, $0.6 million for accretion of debt discount and $0.2 million for depreciation and amortization as well as adjustments in our working capital accounts. The increase in cash associated with our net operating assets of $0.5 million was primarily due to a $1.7 million increase in the change of accounts payable and accrued liabilities due to the timing of our payments on billings received and a $0.4 million decrease in accounts receivable as a result of a significant milestone payment that was invoiced in the fourth quarter of 2014 and received in the first quarter of 2015. This was offset by a $0.8 million decrease in unearned revenue due to the recognition of revenue, a $0.4 million increase in prepaid expenses and other current assets as well as a $0.2 million increase in inventory.

Cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2016 of $1.1 million consisted of $21.3 million in purchases of investments, property, and equipment, which was offset by $20.2 million in proceeds from the sale and maturities of short-term investments.

Cash used in investing activities for the nine months ended September 30, 2015 of $11.4 million consisted primarily of purchases of short-term investments.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2016 of $382,000 consisted primarily of proceeds from the exercise of stock options and the purchase of ESPP shares.

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

Critical Accounting Policies and Estimates

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

We consider our critical accounting policies and estimates to be revenue recognition, inventories, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2016 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2016.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2016, we had cash and cash equivalents of $10.5 million, short-term investments of $43.4 million and long-term investments of $3.5 million, consisting primarily of cash equivalents and other liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because the majority of our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If products containing our traits are never commercialized, or are commercialized on a slower timeline than we anticipate, our ability to generate revenues and become profitable, as well as our long-term growth strategy, would be materially and adversely affected. For example, the development processes for several of our key agricultural yield traits have experienced delays related to regulatory matters, particularly in India, and we expect that these development processes may continue to face delays, which have negatively impacted the commercialization timelines for products containing such traits.

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

There are currently multiple products in development incorporating our traits, each of which consists of the application of a specific seed trait to a specific crop. Although our Sonova products are on the market currently, we expect that it will take at least several years before the first products containing our agricultural yield traits complete the development process and become commercially available. However, we have little to no certainty as to which, if any, of these products will eventually reach commercialization in this timeframe or at all. Because of the long product development cycle and the complexities and uncertainties associated with agricultural biotechnology research, there is significant uncertainty as to whether we will ever generate revenues from the sale of products containing one of our traits and, even if such products reach commercialization, any resulting revenues may come at a later time than we currently anticipate.

We have a history of significant losses, which we expect to continue, and we may never achieve or maintain profitability.

We have incurred significant net losses since our formation in 2002 and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $13.9 million, and $14.1 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $145.8 million. We expect to continue to incur losses until we begin generating revenues from our collaborators’ sale of products containing traits we are currently developing, which we expect will not occur for several years, if at all. Because we have incurred and will continue to incur significant costs and expenses for these efforts before we obtain any incremental revenues from the sale of seeds incorporating our traits, our losses in future periods could be even more significant. In addition, we may find our development efforts are more expensive than we anticipate or that they do not generate revenues in the time period we anticipate, which would further increase our losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of our traits, our business, financial condition, operating results, and prospects will suffer.

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

We historically have derived a significant portion of our revenues from grants from U.S. government agencies. Our ability to obtain grants is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these grants is highly competitive. We may not be successful in obtaining any additional grants. Once we successfully obtain a grant, the awarding U.S. government agency has the right to decrease or discontinue funding on such a grant at any time. The recent political focus on reducing spending at the U.S. federal and state levels may reduce the scope and amount of funds dedicated to seed and agricultural biotechnology innovations, if such funds continue to be available at all. To the extent that we are unsuccessful in obtaining any additional government grants in the future or if funding is discontinued on an existing grant, we would lose a significant source of our current revenues.

To the extent that we do not comply with the specific requirements of a grant, amounts we invoice may not be paid and any of our existing grants or new grants that we may obtain in the future may be terminated or modified. In addition, our activities funded by our government grants are subject to audits by U.S. government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations and standards, and the terms and conditions of the grant. An audit could result in a material adjustment to our results of operations and financial condition. Moreover, if an audit uncovers improper or illegal activities, we may also be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, or fines, and we may be suspended or prohibited from doing business with the government. In addition, serious reputational harm or significant adverse financial effects could occur if allegations of impropriety are made against us, even if we are ultimately found to have done no wrong.

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

Our business is generally subject to two types of regulations: regulations that apply to how we and our collaborators operate and regulations that apply to products containing our traits. We apply for and maintain the regulatory permits necessary for our operations, particularly those covering our field trials, while we or our collaborators apply for and maintain regulatory approvals necessary for the commercialization of products containing our seed traits. The large-scale field trials that our collaborators conduct during advanced stages of product development are subject to regulations similar to those to which we are subject. Even if we and our collaborators make timely and appropriate applications for regulatory permits for our field trials, government delays in issuing such permits can significantly affect the development timelines for our products, particularly if the planting period for a crop growing season expires before the necessary permits are obtained. For example, our collaborator in India has encountered and continues to encounter delays in obtaining necessary regulatory permits for field trials, and these delays have had a negative impact on the commercialization timelines for certain of our products and may have additional future negative impacts. Pursuant to our collaboration agreements, our collaborators also apply for the requisite regulatory approvals prior to commercialization of products containing our traits. In most of our key target markets, regulatory approvals must be received prior to the importation of genetically modified products. These regulatory processes may be complex; for example, the U.S. federal government’s regulation of biotechnology is divided among the EPA, which regulates activity related to the use of plant pesticides and herbicides, the USDA, which regulates the import, field testing, and interstate movement of specific technologies that may be used in the creation of genetically modified plants, and the FDA, which regulates foods derived from new plant varieties.

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

The regulatory process is expensive and time-consuming, and the time required to complete the process is difficult to predict and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Other than for our Sonova products, neither we nor our collaborators have completed all phases of the regulatory process for any of our products in development. Our traits could require a significantly longer time to complete the regulatory process than expected, or may never gain approval, even if we and our collaborators expend substantial time and resources seeking such approval. A delay or denial of regulatory approval could delay or prevent our ability to generate revenues and to achieve profitability. For example, we are currently awaiting completion of the regulatory process for one of our Sonova products to be used in pet food, which has taken longer than expected. Changes in regulatory review policies during the development period of any of our traits, changes in, or the enactment of, additional regulations or statutes, or changes in regulatory review practices for a submitted product application may cause a delay in obtaining approval or result in the rejection of an application for regulatory approval. Regulatory approval, if obtained, may be made subject to limitations on the indicated uses for which we or our collaborators may market a product. These limitations could adversely affect our potential revenues. Failure to comply with applicable regulatory requirements may, among other things, result in fines, suspensions of regulatory approvals, product recalls, product seizures, operating restrictions, and criminal prosecution. We have on certain occasions notified the USDA of instances of noncompliance with regulations. Although these occasions did not result in any enforcement actions, we may have occasions of noncompliance in the future that result in USDA or other governmental agency enforcement action.

Consumer resistance to genetically modified organisms may negatively affect our public image and reduce sales of seeds containing our traits.

We are active in the field of agricultural biotechnology research and development in seeds and crop protection, including GM seeds. Foods made from such seeds are not accepted by many consumers due to concerns over such products’ effects on food safety and the environment. The high public profile of biotechnology in food production and lack of consumer acceptance of products to which we have devoted substantial resources could negatively affect our public image and results of operations. The current resistance from consumer groups, particularly in Europe, to GM crops not only limits our access to such markets, but also has the potential to spread to and influence the acceptance of products developed through biotechnology in other regions of the world. For example, we temporarily suspended certain initiatives in response to legislative requirements in Vermont related to labeling of food products containing GM ingredients until it was determined that there would be clarity and uniformity in nationwide food labeling requirements. Certain labeling-related initiatives have heightened consumer awareness of GM crops generally and may make consumers less likely to purchase food products containing GM ingredients, which could have a negative impact on the commercial success of products that incorporate our traits and materially and adversely affect our financial condition and results of operations.

Governmental restrictions on the testing, production, and importation of GM crops may negatively affect our business and results of operations.

The production of certain GM crops is effectively prohibited in certain countries, including throughout the European Union, which limits our commercial opportunities and may influence regulators in other countries to limit or ban the testing, production, or importation of GM crops and products of GM crops. Our GM crops are grown principally in North America, South America, India and Australia, where there are fewer restrictions on the production of GM crops. If these or other countries where our GM crops are grown enact laws or regulations that ban the production of such crops or make regulations more stringent, we could experience a longer product development cycle for our products, encounter difficulty obtaining intellectual property protection, and may even have to abandon projects related to certain crops or geographies, any of which would negatively affect our business and results of operations. Furthermore, any changes in such laws and regulations or consumer acceptance of our GM crops and products made from these crops could negatively impact our collaborators, who in turn might terminate or reduce the scope of their collaborations with us or seek to alter the financial terms of our agreements with them.

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

Our future performance depends on the continued services and contributions of our management team and other key employees, the loss of whose services might significantly delay or prevent the achievement of our scientific or business objectives. The replacement of any member of our management team involves significant time and costs and such loss could significantly delay or prevent the achievement of our business objectives. Some members of our executive team have been our employees for many years and therefore have significant experience and understanding of our business that would be difficult to replace.

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

Many of our employees have become vested in a substantial number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options. In addition, our employees’ stock options may have reduced retentive value if the exercise price of these options, whether vested or not, are significantly greater than our stock price, as has been the case for a significant number of our employees given the trading levels for our stock price in recent months.

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

Certain of our operations involve the storage and controlled use of hazardous materials, including laboratory chemicals, herbicides, and pesticides. This requires us to conduct our operations in compliance with applicable environmental and safety standards, and we cannot completely eliminate the risk of accidental contamination from hazardous materials. In the event of such contamination, we may be held liable for significant damages or fines, which could have a material adverse effect on our business and operating results.

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

We recently have had significant changes in executive leadership, and more could occur. Rajendra Ketkar was appointed as our President and Chief Executive Officer effective May 2016 and was appointed to our board of directors in June 2016. Previously, Roger Salameh had served as our Interim President and Chief Executive Officer following the resignation of Eric J. Rey effective February 2016. In connection with Mr. Ketkar’s hiring, Mr. Salameh was appointed as our Chief Operating Officer. Matthew T. Plavan was appointed as our Chief Financial Officer effective September 2016. Previously, Steven F. Brandwein had served as interim Chief Financial Officer since October 2015. In connection with Mr. Plavan’s hiring, Mr. Brandwein returned to his prior role as Vice President of Finance and Administration, and we announced that Mr. Brandwein would retire from the Company after a reasonable transition period. Disruption to our organization as a result of executive management transition could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of a substantial number of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2016, there were 44,479,267 shares of our common stock outstanding, of which approximately 7,000,000 shares were freely tradable.

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

The market price of our common stock since our initial public offering has been and may continue to be volatile. Since shares of our common stock were sold in our initial public offering in May 2015 at a price of $8.00 per share, our stock price has ranged from $1.10 to $8.80, through September 30, 2016. The market price of our common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond our control and may not be related to our operating performance, including:

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

Our executive officers, directors, and their affiliates, in the aggregate, beneficially own approximately 72% of the outstanding shares of our common stock as of September 30, 2016. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

As of September 30, 2016, Moral Compass Corporation, our largest stockholder, beneficially owns approximately 51% of our outstanding common stock, and Moral Compass Corporation and Mandala Capital together beneficially own approximately 71% of our outstanding common stock. For so long as Moral Compass Corporation continues to own a significant percentage of our outstanding shares, they may be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Moral Compass Corporation may be able to exercise control over our management, business plans, and policies, including the appointment and removal of our officers, and may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. This concentration of ownership could deprive you of an opportunity to receive a premium for your shares as part of a sale of our company and ultimately might affect the market price of our common stock.

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

As a company traded on The Nasdaq Global Market, we are subject to compliance with The Nasdaq Stock Market’s rules and requirements, which require, among other things, that our board of directors be comprised of a majority of independent directors. Due to the resignation of two of our independent directors in July 2016, from July 2016 to October 2016 our board of directors was not comprised of a majority of independent directors. On July 21, 2016, we received a letter from Nasdaq notifying us that we were not in compliance with the independent director requirements set forth in Nasdaq Listing Rule 5605. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), we were provided with a cure period to regain compliance until the earlier of our next annual stockholder meeting or July 9, 2017. If our next annual stockholder meeting is held before January 9, 2017, then we would need to regain compliance no later than January 9, 2017. On October 30, 2016, Kevin Comcowich was appointed to our board of directors, and our board of directors determined that Mr. Comcowich is an independent director under The Nasdaq Stock Market’s rules and regulations. With the addition of Mr. Comcowich, our board of directors is again comprised of a majority of independent directors. We expect Nasdaq to confirm in the near future that we are again in compliance with the independent director requirements set forth in Nasdaq Listing Rule 5605.

If we had been unable to regain compliance with Nasdaq’s independent director requirements prior to the end of the cure period, our common stock could have been delisted from The Nasdaq Global Market. Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and/or become more volatile. Furthermore, if our common stock were delisted, it could adversely affect our ability to obtain additional financing and/or result in the loss of confidence by investors, collaborators and other third parties, customers, and employees.

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

Arcadia Biosciences, Inc.

November 10, 2016	By:	/s/ RAJENDRA KETKAR
Rajendra Ketkar
President and Chief Executive Officer

November 10, 2016	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.15	Offer Letter and appended form of Severance and Change In Control Agreement between the Company and Matthew Plavan, dated August 26, 2016.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.