Form 10-K
period 2016-12-31
Arcadia Biosciences, Inc.
filed 2017-03-08
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $18,700,000 (based on the closing price of $2.59 on June 30, 2016 on the NASDAQ Global Market).

The number of shares outstanding of the Registrant's common stock on February 28, 2017, was 44,508,709 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

INTRODUCTION

“Arcadia,” the “Company,” “we,” “our” and “us” are used interchangeably to refer to Arcadia Biosciences, Inc. and its subsidiary.

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

TABLE OF CONTENTS FOR FORM 10-K

i

PART I

Item 1. Business.

Overview

We, a corporation formed in 2002, are an agricultural biotechnology trait company engaged in the development of traits that improve food, feed and fiber crops and enhance the value of the resulting agricultural products. Our customers include seed companies who incorporate these traits into their elite varieties to increase the value of a crop for farmers, as well as food and feed companies who make products that increase the choices and nutritional value of foods for consumers. We are focused on two distinct areas of the agricultural supply chain:

1.

Improvement of crop yield by mitigating the impacts of abiotic stresses such as drought, heat, nutrient deficiency, water scarcity, and soil salinity. These stresses are prevalent in most agricultural environments with varying degrees of severity and often have material consequences on crop production, quality, and farmer incomes. Our traits have been introgressed into several crops, including rice, wheat, and soybeans, and we have demonstrated significant yield improvements in multiple years of field testing. In addition to improving the efficiency of agricultural productions, these traits also have the potential of reducing the impact of agriculture on the environment by lowering water requirements and reducing the occurrence of excess nitrogen runoff from intensive farming.

2.

Enhancement of the nutritional quality of crops by changing the compositional quality of oilseeds and grains. We currently produce and market the SONOVA® brand of oil containing Gamma Linolenic Acid (GLA), an omega-6 fatty acid derived from safflower. We recently received GRAS notification (generally recognized as safe) from the FDA for use of SONOVA GLA safflower oil in medical foods and nutritional beverages, which we expect will expand the market for this product. In addition, we are in late stage development of Resistant Starch (RS) wheat, a product with twice as much fiber content as conventional wheat. This and other wheat quality products in our pipeline are being developed using our non-transgenic TILLING technology platform.

Our business model is to access trait technologies that have already achieved proof of concept whether in a public research program or with commercial partners. We further develop these technologies by optimizing their function and validating their performance through intensive field trial testing in multiple crops under varying growth conditions, thereby better establishing commercial viability for resulting products. We then license our technologies to major seed and consumer product companies who perform additional testing and product development and, where needed, generate the requisite data to support regulatory submissions and approvals. License agreements with our partners may include financial and non-financial milestones. When products containing our traits are commercialized we will receive a share of the revenue. In select instances, we also work with our commercial partners to make the regulatory filings required to support commercial launch of the traits in order to increase our share of the revenue.

We use both genetically modified, or GM, and non-GM technologies to develop our traits. This approach allows us to select the most appropriate technology for development of a particular trait, crop and market. However, a key component of the development cycle of GM traits is that U.S., or in some instances, global deregulation of the trait by one or more regulatory agencies may be required. As there continues to be a significant debate about the role of GM traits in agricultural crops, we have seen this issue begin to impact some regulatory agencies which exercise control over the pace of deregulation of products, thereby allowing commercialization. We have recently experienced delays in the review of many of our high value traits principally due to inaction from these government regulatory authorities. For example, in India, where regulators have not approved field trials for testing of GM traits for the last two years, we estimate the impact to trait development and crop commercialization timelines of our license partner in India, Maharashtra Hybrid Seeds Company Ltd. (“Mahyco”), could be at least two to three year delay.

As a result of these challenges, and as we continue working closely with our partners to closely monitor the progress of deregulation activities affecting our GM traits, we are realigning our core capabilities and evolving our business model to accelerate the development and commercialization of near-term, non-GM nutrition and quality traits. According to the estimates of the Nutrition Business Journal report, the global nutrition and supplements market stood at $96 billion as of 2012. In 2016, it was approximately $140 billion globally. In 2015 alone, investment in agriculture and food technology startups totaled $4.6 billion, while the USDA’s Agriculture and Food Initiative (AFRI) budget for the fiscal year 2017 is estimated to be about $700 million or double the fiscal year 2016 level.

Our highest near-term priorities include the expansion of the market for our SONOVA GLA products, bringing our non-GM traits in wheat quality and wheat yield to market, and working closely with our strategic partners to advance our yield trait in corn and soybeans. In the U.S, we have partnered with Dow AgroSciences and Becks Hybrids for the development of yield traits in corn. In South America, we formed Verdeca, a joint venture with Bioceres, a leading agricultural biotechnology company in Argentina, to develop, deregulate and commercialize stress-tolerant soybeans. Verdeca received its first regulatory approval in Argentina in 2015 and submitted regulatory applications in the U.S to Food and Drug Administration (FDA) and in China to the Ministry of Agriculture (MOA) in 2016.

Our Strengths

We believe we are well positioned among our peers to capitalize on the need to increase crop yields and quality of agricultural products globally through a combination of technological innovation, assets and experience that is unique for a small company engaged in trait development. Our competitive strengths include:

•

World-class research capabilities. Our in-house scientific and product development expertise coupled with our advanced Targeting Induced Local Lesions in Genomes, or TILLING, know-how have resulted in the discovery and development of several traits in our commercialization pipeline. Our TILLING platform enables us to discover and develop value-added traits that are considered non-GM. This platform leverages high-throughput screening of induced genetic diversity in plant populations in major crops. Our TILLING populations currently include wheat, rice, soybean, and canola. These populations include numerous native and induced gene function alterations, which can be exploited rapidly at low cost and with minimal regulatory requirements. While the TILLING approach is also practiced elsewhere, we believe that the combination of our history and specialized background in the technology, highly refined skills in developing and screening genetic diversity in plant populations, and proprietary TILLING know-how make us a leader in commercial applications of TILLING.

•

Industry leading early phase trait development. Since the inception of the Company we have successfully advanced, and continue to advance, several potentially high value traits from the proof of concept stage to advanced field testing. More recently, in the case of HB4 stress tolerant soybeans we have, through our Verdeca joint venture, advanced the trait beyond field testing and into the regulatory phase. By licensing our traits at a later stage of development, we shorten their development cycle, and reduce the risk and expense associated with bringing products to market.

•

A broad intellectual property portfolio. Arcadia’s patent portfolio includes 137 issued patents with 45 pending applications worldwide, relating to our trait technologies and business methods that are either owned or exclusively controlled by us. Our ability to secure exclusive patent rights to our technologies is a key strength for the Company and one that preserves our competitive position.

•

Expert regulatory affairs capability. Our regulatory team has the proven experience and demonstrated capability to manage regulatory submissions and approvals, including regulatory studies, field trials, regulatory submission, regulatory approvals and commercial launch. Our ability to bring traits through the regulatory process quickly and cost-effectively is a key differentiating factor and a capability we have deployed for our own internal development efforts, as well as in collaboration with our development and commercialization partners.

•

We have a diverse portfolio of products and partners. Our product portfolio consists of a wide variety of traits that are applicable to major crops in key geographic markets and address agricultural yield and product quality. The applicability of our product portfolio to these major crops provides us access to multiple large end markets that we believe have demonstrated or have the potential for high growth, such as soybeans in North and South America and wheat and rice globally.

Our Growth Strategy

We believe there are significant opportunities to grow our business by executing the following elements of our strategy:

•

Accelerate the commercialization of our nutrition and yield trait portfolio. One of our highest priorities is to broaden the market for our SONOVA GLA product and to accelerate the commercialization of our non-GM ingredient and yield traits, including Resistant Starch wheat, wheat quality and wheat yield. We believe these products can be launched into the market over the next three to five years, and we are working with collaborators who are actively advancing the technical and commercial potential of these products.

•

Advance commercialization of GM traits in regions where regulatory processes are predictable. Our Verdeca joint venture continues to advance the HB4 Drought Tolerance trait in soybeans towards commercialization in the Americas, with Argentina being the first launch country. Regulatory submissions were made in 2016 for import approval of HB4 soybeans into China. We plan to submit for production approval in Brazil in 2017 and import approval in the European Union in 2018. In the US we have partnered with Dow AgroSciences for the development of yield traits in corn. This program is currently in field testing in multiple locations in the Midwest.

•

Actively support our licensees’ product development, deregulation and commercialization efforts. Critical to our longer term strategy is unlocking the commercial potential of our key agricultural yield traits, such as Nitrogen Use Efficiency (NUE), Water Use Efficiency (WUE), and Salt Tolerance, in key food crops like rice and wheat. While the ongoing debate about GM crops has delayed regulatory advancements in our most important markets for these traits, we and our partners continue to believe that the value these traits bring to farmers and the impact they will have on food security provide sufficient incentive for all stakeholders to find a way to bring these traits to market. We are actively engaged with our partners to determine and execute optimal strategies to advance these traits through deregulation in these territories.

•

Leverage our core capabilities in regulatory, greenhouse and field testing to provide services to the industry. We will deploy the full spectrum of our regulatory services, controlled growth operations and trait evaluation expertise to provide contracted services engagements to drive near-term revenue and support core resources as we build momentum on our trait commercialization pathways.

•

Continue to invest in our human resources and commercialization capabilities. As we expand our GLA business and introduce our non-GM traits to the nutrition and food quality markets, greater knowledge and industry experience will be required to support those commercial efforts. We will continue to invest in acquisition, development and retention of the requisite management and industry experience that will enable us to continue advancing our position in the agricultural biotechnology marketplace.

Our Products and Product Development Pipeline

In the second half of 2016, the Company completed a comprehensive strategic review of its technology programs, product pipeline, partner progress, competitive landscape and market conditions in order to prioritize and appropriately resource its most promising products and opportunities. As a result of this exercise, management undertook a series of initiatives to rationalize program expenses and Company resources against a set of near, mid-term and long-term priorities and expected outcomes. Some programs were terminated or placed on hold, while investments in other programs were accelerated with the aim of generating the highest potential value for the enterprise. The following table summarizes our current product pipeline inclusive of the decisions made by management in the fourth quarter of 2016.

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

3=Additional Field Trials / Product Development; 4=Regulatory / Pre-Commercial; 5=Commercialized          * Non

Productivity Traits, the Yield and Stress Pipeline

Arcadia is a recognized leader in the area of yield and abiotic stress and our business was built on the premise that mitigating the impact of environmental stresses, whether chronic or transient, would generate meaningful yield gains in the most important crops in the world. We believe our yield and stress pipeline holds significant promise, as evidenced by our internal data and data generated by our partners in rice, wheat, soy, corn and cotton varieties. The commercial value of these types of traits will be fully unlocked as the traits are introgressed into elite germplasm by breeding partners and tested broadly in the field under different environments and agricultural practices. Therefore, while it is our view that the Arcadia pipeline is fairly advanced, significant development and testing has yet to be completed on several of our products as referenced in Phase 3 and Phase 4 of development.

Nitrogen Use Efficiency (NUE)

Our NUE technology enables plants to utilize nitrogen fertilizer much more efficiently than conventional plants. This allows crops to achieve significantly higher yields under normally applied levels of nitrogen fertilizer, or to achieve the same yields as conventional crops while using 30 to 50% less nitrogen fertilizer.

Nitrogen fertilizer is a primary plant nutrient and key driver of crop yield. Nitrogen fertilizer is also a significant component of crop production cost. Plant Biotechnology Journal reported that only 30% to 50% of added nitrogen fertilizer is taken up by agricultural crops, with the remainder left unutilized and potentially becoming a significant environmental pollutant.

Our NUE technology platform was initially based on a trait discovered at the University of Alberta (Canada), and we hold an exclusive, global license to the technology for use in all crops, with unlimited sublicense rights. Efficacy of this NUE technology has recently been demonstrated in field-grown rice, wheat, and canola by multiple groups.  While we had planned to test NUE cotton lines in the U.S. in 2016, those lines will instead be field tested by our partner, Mahyco.

We are collaborating with Dow AgroSciences on development of NUE in corn from technology originating at Dow Agrosciences. Dow AgroSciences is currently evaluating this technology by means of multiple-location U.S. field efficacy tests in hybrid corn.

Positive field test results for our Dow AgroSciences corn collaboration will also help our research team determine whether to apply this separate NUE technology to additional crops like wheat and soybean. We plan to use a combination of NUE technologies in trait stacks to help us maintain and extend our technical and commercial advantage for this important trait area.

The target crops and markets for NUE include all major agricultural crops and markets. Our NUE technology has now been incorporated, or is under evaluation by our commercial partners, in major global crops, including rice, wheat, cotton, sugarcane, and multiple forestry species. Field trial data to date in multiple major commodity crops has shown yield improvements greater than 10% attributable to our NUE trait. Additionally, NUE rice tests conducted by independent entities in multiple countries over multiple years have demonstrated that NUE rice lines produced significantly higher grain yield than controls at various nitrogen fertilizer rates. In the paddy low-land production environment, NUE rice lines showed an increase in grain yield of 29.5% at full nitrogen application rates when compared to the parental line. In the rainfed up-land production environment, the NUE rice lines demonstrated 33.8% grain increase at 50% nitrogen application rate.

Water Use Efficiency and Drought Tolerance

Our Water Use Efficiency (WUE) trait enables plants to better tolerate two distinct types of stress: reduced or inconsistent water availability, and severe drought. The WUE trait has been demonstrated to improve crop yield under conditions of episodic water stress and to help crops recover from severe drought conditions. A related but distinct technology, Drought Tolerance, helps plants maintain yields under conditions of prolonged water stress.

Modern agriculture is highly water intensive, using approximately 70% of world water withdrawals, according to the United Nations Educational, Scientific, and Cultural Organization, or UNESCO. UNESCO also estimates that future global agricultural water consumption will increase by about 19% by 2050 and could be even higher if the efficiency of agricultural production does not improve dramatically. The irregular availability of suitable water is one the leading causes of reduced crop yield globally. Loss due to drought in the United States, as reported to the USDA Risk Management Agency, averaged $4.1 billion per year from 2012 through 2016.

Water-limiting conditions can result from prolonged drought, leading to severe reductions in crop yields, or can result from periodic dry conditions, leading to reduced crop yields. Whenever water limitations occur, economic losses and impairment of the food supply result.

Our WUE trait technology was jointly discovered by researchers at the University of California, Davis and Technion—Israel Institute of Technology. We hold an exclusive, global license to the technology, with sublicense rights, for use in all crops. Greenhouse and field trials of our WUE traits have been completed in agronomic crops such as rice, wheat, cotton, peanuts and alfalfa. We are currently working with collaborators in rice, potato, sugarcane, cotton and multiple tree species.

Our Drought Tolerance (DT) technology was discovered by researchers at National Scientific and Technical Research Council (Argentina), and further developed by Bioceres, S.A. Verdeca, our joint venture with Bioceres, Inc., holds exclusive global rights and is developing and commercializing this technology in soybeans.

Our Drought Tolerance technology is most advanced in soybeans. Multiple seasons of field trials under yield reducing conditions that represent the average yield of soybean production in North and South America have shown significant yield improvements relative to controls with no decrease in yield under optimal conditions. The Early Food Safety Evaluation process has been completed by the U.S. Food and Drug Administration (FDA) for the plant protein responsible for our Drought Tolerance trait. The trait has full approval for food safety and international commerce in Argentina. Regulatory approval application was submitted in 2016 to the FDA and remains under review. Additionally, regulatory approval applications have been submitted in Uruguay and are pending final approval. Regulatory submissions were made in 2016 for import approval of Drought Tolerant HB4 soybeans into China. We plan to submit for commercial release in 2017 with the U.S. Department of Agriculture. Further, we plan to submit for production approval in Brazil in 2017 and import approval in the European Union in 2018.

Salinity Tolerance

Our Salinity Tolerance trait allows plants to maintain yields under conditions of elevated salinity and is applicable to a wide range of crops, including wheat, rice, soybean, and cotton. Our salt-tolerant plants have also been demonstrated to bind excess salt from the soil into the plant, potentially providing the benefit of rehabilitating salinized land over time.

The global cost of lost crop yield to salt-induced land degradation is estimated to be $27.3 billion per year according to the United Nations Natural Resources Forum. Of the current 230 million hectares of irrigated land, 45 million hectares, or about 20%, are salt-affected. Crops grown under salt-affected conditions may be inhibited in two ways. First, the presence of salt in the soil reduces the ability of the plant to take up water, leading to reductions in growth rate. Second, if excessive amounts of salt enter the plant, there can be injury to the cells, which may cause further reductions in growth. Modern agriculture is highly water intensive and the ability to manage crops in saline environments will reduce agricultural demand on critical fresh water supplies.

Our most advanced Salinity Tolerance trait technology is based on technology from the University of Toronto, the University of California, Davis, and the National Institute of Agrobiological Sciences (Japan), all of which have granted us exclusive licenses for all crops. In addition, we are conducting research on additional salinity tolerance genes under a funded research agreement with the United States Agency for International Development, or USAID.

Target markets for the Salinity Tolerance trait are areas where water or soil salinity decrease crop yield. Such areas occur globally where irrigation is prevalent, where ground water supplies are salinized due to seawater intrusion and where soils are salinized due to mineral deposits. These conditions are common in North America, India, China, additional countries in Asia, Australia, and other major crop production countries. Our Salinity Tolerance trait has been licensed to partners in rice, wheat, cotton, and oilseeds.

Crops with tolerance to soil and water salinity are in various phases of development with our primary licensee and partner for the Salinity Tolerance trait technology. Our partner previously tested the most promising rice lines with our trait in a field in which controlled amounts of salt were applied to the replicated plots. In 2015, a field trial was executed on naturally high saline farmlands in India, where grain yields typically are very low, and we saw results similar to those in prior trials. Our partner has developed wheat lines that show significant salinity tolerance under greenhouse conditions, with some lines outperforming the controls by more than 30%, and additional wheat lines are in development to expand the scope of our partner’s first greenhouse evaluations. For salt tolerant cotton, our partner is preparing to conduct outdoor field trials in India.

Yield

Through our Dow AgroSciences collaboration we are evaluating several yield traits in corn through multiple-location U.S. field efficacy tests in hybrid corn. Positive field test results for our Dow AgroSciences corn collaboration will also help our research team determine whether to apply these yield technologies to additional crops like wheat and soybean. We plan to use a combination of these yield traits in stacks to help us develop a competitive technical and commercial advantage for this important trait area.

Our non-transgenic wheat yield program, supported by USDA SBIR, aims to increase yield in wheat using TILLING, a non-GM reverse genetics tool, to identify novel alleles of candidate wheat yield genes in tetraploid and hexaploid wheat. These alleles are being evaluated for the ability to alter wheat architecture and improve yield in the field. As a non-GM technology, products from TILLING can rapidly advance to commercialization and do not face market or regulatory restrictions. With a conservative 5% increase in yield, the yearly value creation to the U.S. farmer is estimated at over $30 per hectare. In addition, the value of higher yielding wheat varieties to a seed company arising from this research in the U.S. alone is more than $40 million annually. By incorporating favorable alleles of plant architecture genes into a commercial wheat breeding program, we believe we can make a significant contribution to improving yield in this vital food crop.

Herbicide Tolerance

Our Herbicide Tolerance program is currently focused on wheat. We have developed a non-GM source of tolerance to glyphosate, a widely used non-selective herbicide. We believe that the discoveries under this program are applicable to other chemistries and are likely to result in similar opportunities in other major crops.

According to the International Service for the Acquisition of Agri-biotech Applications, or ISAAA, from 1996 to 2013, herbicide tolerant crops consistently occupied the largest planting area of biotech crops. In 2013 alone, herbicide tolerant crops occupied 99.4 million hectares, or 57%, of the 175.2 million hectares of biotech crops planted globally. For the first 17 years of commercialization (1996 to 2012), benefits from herbicide tolerant crops were valued at $47.7 billion, which accounted for 41% of global biotech crop value. For 2012 alone, herbicide tolerant crops were valued at $6.6 billion or 35% of global biotech crop value.

Our Herbicide Tolerance technology is in Phase 3 of development and was developed using our non-GM TILLING platform. This work is fully funded by a collaborator who has the option to obtain a non-exclusive commercial license to this trait in certain countries. We retain the right to further license this technology to additional collaborators in major wheat markets.

Testing results have shown tolerance in multiple alleles to levels of glyphosate herbicide, which may be sufficient to control many weed species in wheat production in certain markets. Individual glyphosate tolerant wheat lines are being combined via plant breeding to combine additional sources of tolerance and create products with increasing levels of tolerance.

Heat Tolerance

Our Heat Tolerance technology program is carrying out discovery research funded by USAID in collaboration with the International Maize and Wheat Improvement Center, or CIMMYT, and the Indian National Bureau of Plant Genetic Resources, or NBPGR. Our work targets metabolic approaches to reduce the heat sensitivity of starch synthesis in wheat and increase membrane thermostability. With CIMMYT, we are investigating identified natural genetic diversity that affects membrane thermostability and induced genetic diversity in starch synthesis, developed by us, in order to improve wheat heat adaptation in a fundamental way.

Among major staple crops, global wheat yields may be the most impacted by climate change, according to a number of climate change models. And while wheat is the most drought-adapted of major crops, improving heat adaptation would make wheat a climate resilient staple. Developing countries are both significant producers and importers of wheat. According to CIMMYT, demand for wheat will increase by 60% by 2050 in developing countries. As we saw with the global food price crisis in 2008, poor yields in major wheat exporting countries such as Australia can have a significant impact on global prices.

Agronomic Trait Stacks

Trait stacks are combinations of multiple individual traits. Trait stacks can be made by using conventional plant breeding to cross plants with different traits, and can also be made by combining multiple traits in a molecular stack that is then inserted into a target crop. Our collaborators are generally allowed to combine multiple traits of ours either by breeding or molecular stacks. Deep portfolios of agronomic stress tolerance traits are rare in the industry, and the ability to pyramid multiples of such traits is even rarer. In order to validate the efficacy of particular trait stacks, we perform our own research and field trials.

We are advancing two molecular yield and stress trait stacks and have field-tested them in example crops. Efficacy of a trait stack in one crop suggests the probability that the stack will also work in other key crops. The history of single traits functioning in multiple crops, along with the evidence of stacked traits working in more than one crop, suggests that stacked traits are likely to function in multiple crops.

Our most advanced and tested trait stack—the combination of NUE, WUE, and Salinity Tolerance—has been field tested in rice over multiple seasons. We have tested this trait stack under varying levels of nitrogen, water availability, and salinity. Rice plants with this stack out-yielded control plants by 5% to 22% under different levels of nitrogen fertilizer, by 19% to 32% under different types of water stress, and by 27% to 42% under high salinity conditions.

In order to provide a compelling package of trait stacks to corn growers we entered into a strategic collaboration with Dow AgroSciences. Under the collaboration, Arcadia and Dow AgroSciences will jointly develop yield and stress traits, including several traits that have already completed advanced field trials in corn. These traits would then be combined with Dow AgroSciences’ crop protection traits such herbicide tolerance, insect resistance and disease resistance, to create highly competitive trait stacks for commercialization. As part of the agreement, Arcadia can also use the agronomic trait data that we jointly develop in corn to develop and commercialize yield and stress trait stacks in other crops.

Agricultural Product Quality Traits

Gamma Linolenic Acid (GLA) Oil

Under a license agreement we have with Abbott, we developed a new source of vegetable oil with very high levels of gamma linolenic acid, or GLA, an omega-6 fatty acid. To our knowledge, our GLA safflower oil product has the highest concentration of GLA available in any plant oil at 65%; conventional plant oils range from 10 to 22% GLA. We sell the oil in the United States and Canada to manufacturers of nutritional supplements, medical foods, and other products. Our key customers include significant participants in those markets, such as GNC, Lindora Nutrition, and others.

GLA has multiple clinically-demonstrated nutritional and medical benefits, including anti-inflammation effects, improved skin condition and healthy weight management. Multiple parties have expressed commercial interest in incorporating an enhanced GLA oil into their foods, dietary supplements, or medical products where conventional sources of GLA are not sufficiently concentrated to deliver amounts that are cost- and performance-effective.

Against a commercial target of 40% GLA concentration, we developed, deregulated and commercialized GLA safflower oil containing up to 65% GLA concentration in fewer than six years. This is significantly fewer than the 13 years it takes, on average, to commercialize a seed using advanced breeding or biotechnology, according to Phillips McDougall. We produce GLA safflower oil by contracting with farmers in Idaho and process the seed under contract with a manufacturer in California to make refined oil. We sell GLA safflower oil under the brand name, SONOVA, with multiple concentrations and formulations.

In January, 2017 we received notification from the FDA that our GRAS petition (generally recognized as safe) for the use of SONOVA GLA in medical foods and nutritional beverages had been accepted, which means that we can now market and sell this product in a new market segment. We also filed a petition with the FDA’s Center for Veterinary Medicine for the use of SONOVA GLA in dog food. That petition is currently pending and we expect approval in the first quarter of 2017. We anticipate the pet food approval to generate additional revenue opportunities for our GLA business.

Arachidonic Acid (ARA) Oil

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

We have multiple safflower lines with oil compositions that have the potential of being direct replacements for current sources of ARA in infant nutrition products. We are evaluating near term market distribution opportunities in 2017 with our downstream partners.

Enhanced Quality Grains

We have multiple programs aimed at developing wheat and other small grains with improved nutritional qualities. One such program generated bread and pasta wheat lines with high levels of amylose, a type of resistant starch. Resistant starch increases the total dietary fiber content of wheat and reduces its glycemic index, which are both desirable nutritional qualities that are important in the management of diabetes and healthy blood glucose levels. In 2016 the FDA approved the use of qualified health claims for corn-based resistant starch in the risk reduction of type 2 diabetes, thus establishing a key precedent for the health benefits associated with this fiber. In 2012, the average American consumed 40% of the recommended level of daily dietary fiber, with whole grain consumption representing only 15% of targeted fiber intake and 80% of teenagers eating no whole grains. Grain products make up the largest fiber source in US adults, and thus are the ideal vehicle to deliver improved health benefits to a wide population.

A second program aims at improving the flavor profile and shelf-life of whole wheat flour, and is funded by Ardent Mills, which combines the operations of ConAgra Mills and Horizon Milling, a Cargill-CHS joint venture. A third program, funded by the National Institutes of Health, or NIH, is aimed at reducing gluten in wheat and other grains. All three of these programs utilize our TILLING platform, and the resulting products are non-GM.

Resistant Starch Wheat. Our Resistant Starch (RS) wheat provides a source of wheat with inherently high levels of resistant starch, increasing the total dietary fiber content of food products without the need for fiber additives from other sources such as corn, potato, green banana and cassava. Resistant starch is a key product in two market segments: dietary fiber additives and modified starch additives. According to MarketsandMarkets, the global dietary fibers market is projected to reach $4.31 billion by 2020 and the modified starch market is projected to $11.1 billion in 2020, with food and beverage applications accounting for approximately 50% of this market. Major growth in these markets is being driven by the convenience health food sector and functional food sector. Flour from our RS wheat lines has resistant starch levels that are 12 to 20 times higher than the control wheat, and total dietary fiber, or TDF, which is more than eight times higher than the control. RS wheat flour has been tested in applications in bread, where loaf quality was comparable to bread made with conventional wheat flour, and pasta, where it had the highest consumer preference rankings in tests carried out by a major consumer products company.

Resistant Starch & TDF Content Levels by Wheat Line Refined Flour Resistant Starch Content (% by wt) Whole Grain Flour Total Dietary Fiber Content (% by wt) 0% 5% 10% 15% 20% 25% 30% 35%  15.1% 37.8% 16.0% 29.0% 33.0%  0% 5% 10% 15% 20% 25% 30% 35% 40% Parent RS14 RS83 RD100 Refined Flour Resistant Starch Whole Grain Flour TDF

Parent ID 2014 RS 14 CA 2013 RS 14 ID 2014 RS 18 CA 2013 Bread made with 50% RS Bread Wheat

Resistant Starch & TDF Content Levels by Wheat Line Refined Flour Resistant Starch Content (% by wt) 35% 30% 25% 20% 15% 10% 5% 0% 37.8% 15.1% 16.0% 29.0% 33.0% 40% 35% 30% 25% 20% 15% 10% 5% 0% Parent RS14 RS83 RS100 Whole Grain Flour Total Dietary Fiber Content (% by wt) Refined Flour Resistant Starch Whole Grain Flour TDF Parent ID 2014 RS14 CA 2013 RS 14 ID 2014 RS18 CA 2013 Bread made with 50% RS Bread Wheat

RS wheat flour is currently being tested in a range of additional bakery, ready-to-eat cereals and pasta products with industrial partners. We have several RS wheat lines that are being evaluated for optimal quality and agronomic characteristics.

Improving Shelf Life of Whole Grain Flour. The USDA recommends that “at least one serving of grains per day must be whole grain-rich” due to evidence that a diet containing whole grains provides a multitude of benefits, including lower risk of obesity, cardiovascular disease, and type-2 diabetes. Despite these health benefits, consumption of whole grain products is negatively affected by the bitter and rancid flavors and odors that accumulate in whole wheat flour after milling. Our improved stability and flavor wheat lines greatly reduced the production of rancid and bitter compounds in aged whole grain flour. Whole wheat flour from these lines is being tested further for sensory characteristics and improved shelf life stability. These new traits, singly and in combination, could help improve the shelf life and flavor profile of whole grain products, thus reducing formulation costs and increasing consumer preference and palatability for whole grains.

Accelerated Aging Study of Whole Grain Flour Production of Rancid Product (ppm) 0 0.1 0.2 0.3 0.4 0.5 0.6 0.7 0.8 0.9 0 week 6week 8 week 16 week Control Accelerated Aging Original Line0 week 6week 8 week 16 week Control Accelerated Aging Arcadia Line

Post Harvest Quality

Our post harvest quality program for tomatoes has resulted in tomato lines with significantly increased post-harvest storage life. These tomato lines were developed using our TILLING platform and are non-GM. Our early research program was funded by the U.S. Department of Defense, due to their interest in being able to procure quantities of fresh fruit with extended storage life for deployment on board ships and submarines and for overseas missions. The global market for fresh tomatoes is estimated by the Food and Agriculture Organization of the United Nation, or FAO, at $84.5 billion per year. Our initial collaborator for this product is Bioseed, a vegetable seed company based in India, and the product is in Phase 4 of development. Additional collaborations in North America are in development.

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

Our development strategy has been to leverage upstream investment in basic research to expand our product development pipeline and then collaborate with external partners for the early-stage exploration and identification of promising plant technologies, particularly those related to abiotic stress tolerance in plants. Some of these key early-stage collaborations include programs with the ARC Centre of Excellence in Plant Cell Walls (Australia), the University of Adelaide (Australia), CIMMYT (Mexico), the University of California, Davis (United States), Tulane University (United States), the International Center for Research in Semi-Arid Tropics (India), the International Rice Research Institute (the Philippines), the Bangladesh Rice Research Institute (Bangladesh), and ICABIOGRAD (Indonesia). Many of these collaborative programs are funded by U.S. government grants that we have secured either ourselves or in connection with our collaboration partners, including grants by USAID, the NIH, the National Science Foundation, and the USDA. Other early-stage technologies have been introduced to us by commercial entities engaged in basic research who may be seeking to partner with us to advance their discoveries to further validation and product development.

We have a formal process for evaluating new technology opportunities. We have historically accepted less than 10% of the potential opportunities we have evaluated. Once a promising new trait technology has been accepted, we negotiate an agreement with the technology provider that, at a minimum, enables us to further evaluate the technology for a suitable period of time, or, in some cases, secures rights that enable full research and commercial exploitation of the technology.

Technology Evaluation

Our technology program teams include scientists who are leaders in their respective fields. These teams contribute to the initial evaluation of new opportunities and are responsible for development of technologies brought onboard or developed in-house. Each of our technology programs involves multiple gene, trait and crop targets, and our process focuses on rapid development of the most promising combinations. In the development of any particular trait, we carry out a series of steps including the direct evaluation of target gene function and the specific evaluation of results in key representative crop species. While common core scientific services are provided by functional groups, the technology program team manages overall progress and remains directly involved throughout the development cycle, internally as well as externally with our collaborators.

GM and Non-GM Product Development Platforms

Targeting Induced Local Lesions in Genomes (TILLING)—Non-GM Traits. Our TILLING platform enables us to develop value-added crops without the use of GM methods. The TILLING platform is managed by a dedicated team of scientists able to apply TILLING to multiple crops with complex genomes. TILLING technology was originally invented by a member of our science team and utilizes specialized laboratory equipment to carry out high-throughput allele screening of DNA samples from genetic diversity populations created in major crops. Our populations include wheat, rice, soybean, and canola. These populations include numerous native and induced gene function alterations, which can be discovered and evaluated rapidly at low cost and with minimal regulatory requirements. While the TILLING approach is also practiced elsewhere, we believe that the combination of our background in the technology as the first to apply TILLING to crop plants such as wheat and tomato, and our highly refined skills in developing and screening genetic diversity in plant populations makes us a leader in commercial applications of TILLING.

Transformation—GM Traits. For projects involving GM traits, the genetic construct for insertion into plants is designed and built by our relevant program team, and then the gene transfer step is accomplished by our plant transformation functional group. This group has developed a complete physical and methodological infrastructure at our laboratory facility in Davis, California to efficiently transfer genetic materials into key crop species. Our team has demonstrated transformation capabilities in all primary and some secondary agricultural crops, including rice (japonica, indica and NERICA types), wheat, corn, canola, safflower, barley, sorghum, alfalfa, tomato, potato, tobacco and grapes.

Controlled Growth Operations. Our controlled growth operations group manages our growth chamber facilities, where plants are grown under precisely controlled conditions, and our greenhouse facility, consisting of approximately 26,000 square feet of high quality greenhouse space, which are both at our headquarters in Davis, California. The controlled growth operations group uses these facilities to manage plant experiments and grow-outs under rigorously controlled conditions. They also carry out the initial seed increases and first stages of plant breeding for some projects. For certain projects, such as those relating to oil quality and Resistant Starch wheat, this group also manages crop pre-breeding programs to develop plant varieties for the production of commercial products.

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

Our agricultural operations group manages efficacy and regulatory field trials and, in the case of GLA safflower, commercial crop production. Late-stage field trials are intended to develop extensive data on a limited number of potential commercial plant varieties. These trials may be used to test new varieties developed by our collaborators containing our traits, and to test our own commercial varieties for oil quality and grain quality programs. Similarly, regulatory trials develop data for use in submissions for regulatory review and may involve plant varieties developed by our collaborators or our own oil quality and grain quality programs.

Regulatory Data Generation. Our Analytical Services and Regulatory Science, or ASRS, group is located in Davis, California and provides automated DNA preparations, genomic blot analyses, lipid profiling, metabolomics and protein purification services and develops data for use in product selection and validation, certification of SONOVA product specifications, and regulatory submissions. These data support regulatory submissions and provide core trait regulatory packages to our collaborators for use in their crop-specific regulatory applications.

Biological Materials Inventory and Tracking. Our proprietary Pedigree and Inventory Management System, or PIMS, tracks the genetic, phenotypic and location information for all our plant materials. PIMS encompasses genetic elements such as genes and promoters, GM seeds and plant material received by us, as well as seeds and plants developed by us and used in trait development. The performance of our plant materials is recorded through a variety of laboratory and field observations, and the data are stored within PIMS. The location of all plant materials is tracked throughout the plant life cycle. This includes specific seeds planted within a specific plot of a specific field trial, harvest, seed storage location and use by, or distribution of plant material to, our collaborators or elsewhere. PIMS interfaces with our Biotechnology Quality Management System, or BQMS, to manage all movement and release of regulated GM plant materials. This ensures that all of our plant materials are accounted for, tracked and inventoried, which enables us to maintain control over and documentation of all plant materials.

Regulatory Compliance and Stewardship

Our regulatory management team provides regulatory services for all of product development programs, as well as joint ventures and selected collaborations. These services include establishing standard operating procedures and best practices, completing regulatory permits and monitoring regulatory and stewardship compliance for all products at all stages. Our regulatory team includes key employees who are directly responsible for leading all global regulatory agency interactions and providing tactical and strategic regulatory direction. Our team collectively has more than 30 years of direct involvement in the development and approvals of GM crops. The key member of our regulatory team was responsible for completing the first FDA and USDA deregulation of a GM whole food. The interactions and processes associated with these first USDA and FDA processes established benchmarks for the regulation of GM products that remain applicable today.

Our regulatory management and compliance activities encompass three broad categories: deregulation, stewardship, and authorization. In the United States, these activities are regulated by various government agencies, including the USDA, the FDA and the U.S. Environmental Protection Agency (EPA). Our regulatory team has completed significant regulatory activities (new dietary ingredient review, food additive regulation and GRAS notice) with the FDA Division of Dietary Supplement Programs, with the FDA Center for Food Safety and Applied Nutrition, with the FDA Center for Veterinary Medicine and with the Health Canada Natural Health Products Directorate.

Deregulation

Our business is subject to regulations related to agriculture, food and the environment. Plant products produced using GM technology are subject to laws and regulations in countries where the plants are grown and in countries where the GM plant-derived food and feed are consumed by humans or animals. Commodity products utilizing our GM traits may require approvals in multiple countries prior to commercialization.

U.S. Regulatory Agencies:

U.S. Department of Agriculture. We must obtain USDA authorizations and permits in order to conduct the field releases of regulated materials that are necessary to advance the development of GM crops. Obtaining such authorizations and permits is generally routine and delays impacting the planned movement or release of GM material are uncommon. The USDA provides detailed regulations and guidance for obtaining a “Determination of Deregulated Status,” which authorizes the commercial and uncontained growing of GM plants. For regulated GM plants, the USDA requires that a company petition the agency to demonstrate that the product is unlikely to pose a risk. Based on the information provided, the USDA prepares an Environmental Assessment (EA) and/or an Environmental Impact Statement (EIS) in order to make its determination. These procedures afford the public an opportunity to submit written comments on the draft EA or EIS for consideration by the USDA before the final version of the EA or EIS is published. For any GM plant product, there may be delays or requests for additional information based on the USDA’s review or the public comments. As of January 2017, USDA has reached 125 Determinations of Nonregulated Status. Submissions received by the USDA from all applicants prior to 2011 averaged more than 3 years for approval. Since then, the USDA has significantly shortened the time to approval.

U.S. Food and Drug Administration. The FDA is responsible for food safety under the Federal Food, Drug and Cosmetic Act. The FDA recommended in its 1992 Statement of Policy: Foods Derived from New Plant Varieties that developers of GM plant products consult with the agency about the safety of GM products under development. In 1996, the FDA provided additional guidance to the industry on procedures for these consultations. These procedures require a developer intending to commercialize a food or feed product derived from a GM plant to first meet with the agency to identify and discuss relevant safety, nutritional and other regulatory issues regarding the product. Subsequently, the developer submits to the FDA a scientific and regulatory assessment supporting proposed product safety. The FDA evaluates the submission and engages with the developer to resolve any questions, requests for additional data or other informational requirements. Once the FDA has determined that all requirements have been satisfied, the FDA concludes the consultation process by issuing a letter to the developer acknowledging completion of the consultation process with the addition of the product to the list of completed consultations on the FDA website. The completed consultation acknowledges product safety for use as food and feed. To date, over 150 GM products have completed this process. This process may have delays if the FDA requires additional data and information for its consultation and to resolve any questions the FDA may have. The FDA completed 16 consultations in 2015 and 2016, with consultation time periods in 2016 ranging from 9 to 22 months and averaging 14 months from first submission to conclusion.

Environmental Protection Agency. Certain products may also be regulated by the EPA, including plants that contain a plant-incorporated protectant, such as a pesticides or herbicide, or plants engineered to be treated with industrial chemicals.

International Deregulation:

When products from GM crops are expected to be exported from the United States, commercialization of such crops in the United States will require approvals in those countries into which the crops or derivative products, such as grain, oil or meal, will be exported. The laws and regulations for GM plant products are well defined in most commercially significant countries, including Australia, South American countries, India, China, several African countries and the European Union. Typically, our collaborators are responsible for obtaining all regulatory permits and approvals relevant to product development and commercialization in their licensed countries and for generating crop and transformation event-specific data required by their countries of interest. We provide basic safety data on trait expression products in accordance with generally accepted standards. In addition, we may serve as a regulatory consultant and participate in the design of regulatory protocols, data generation and development of detailed regulatory submissions. In certain countries, we may develop strategic business relationships or employ independent consultants with country-specific knowledge and expertise to support and obtain required approvals.

Stewardship

Stewardship, or the careful and responsible management of assets, forms the foundation of our regulatory compliance programs associated with GM plants. Our stewardship framework for GM plants is defined by government regulations and related internal policies and practices. In previous years, Arcadia’s Biotechnology Quality Management System (now identified as ABQMS) was developed by us and then audited/certified by the USDA Animal and Plant Health Inspection Service, Biotechnology Regulatory Service (APHIS BRS). Recently, USDA updated its BQMS program renaming it the Biotechnology Quality Management Support Program, discontinuing the mandatory auditing/certification standard.

Our ABQMS program was developed to address all conditions required under USDA authority to ensure containment of regulated plant material. The ABQMS includes standard operating procedures, or SOPs, recording and reporting forms, instructions for managing all compliance related activities, and training requirements for all individuals handling GM plant materials. SOPs are highly detailed and consider all elements of each relevant activity or process. Each field trial site is accompanied by a Field Compliance Guide and Record (GUIDE) containing multiple SOPs and associated forms for each activity. For example, a GM wheat trial requires 19 SOPs and associated verification forms. A GUIDE is completed for each regulated field trial and serves as a completed record to support compliance with government regulations. Example copies of the GUIDE have been provided to our collaborators for use in other countries where they conduct GM field trials.

Our ABQMS is audited annually by our compliance manager and previously by an independent auditor trained and supervised by the USDA. Since our ABQMS program was first recognized by the USDA in 2011, each annual independent audit conducted by USDA until discontinuation of their audit program confirmed that our program was functioning as intended. Our ABQMS manager has attended USDA BQMS training programs at the request of the USDA to assist in training personnel at other companies and organizations and to share our experience and the SOPs that form the basis of our program.

Compliance with the specific parameters of regulatory requirements is only one element of stewardship. Additional activities within each functional group throughout the company are integral to the overall stewardship program. Each of our employees is trained on, and must comply with, relevant stewardship guidelines as defined and described in our ABQMS.

Authorization

The USDA APHIS Biotechnology Regulatory Service (BRS) has legal and regulatory authority over the movement and release of GM plants and seeds. “Movement” includes movement of regulated GM plant material between states and the importation of regulated GM plant material into the United States. “Release” includes field trials of any size and any other use of regulated GM plant material outside of contained greenhouses.

We have obtained more than 200 authorizations from the BRS for the movement, importation or release of GM plants under development. General and specific conditions to maintain containment during all activities associated with the movement or release are a requirement of each authorization. These conditions are defined, applied and recorded in the GUIDE following our ABQMS program.

Intellectual Property

We rely on patents and other proprietary right protections, including trade secrets and contractual protection of our proprietary know-how and confidential information, to preserve our competitive position.

As of December 31, 2016, we owned or exclusively controlled 137 issued patents and 45 pending patent applications worldwide. As of this date, we owned 11 and exclusively in-licensed 18 U.S. patents and we owned seven and exclusively in-licensed one pending non-provisional U.S. patent applications relating to our trait technologies and business methods. Also, as of this date, we owned 11 and exclusively in-licensed 97 foreign patents and owned 22 and exclusively in-licensed 15 pending foreign patent applications. With respect to all of the foregoing patent assets, our exclusive licenses afford us control over the prosecution and maintenance of the licensed patents and patent applications. These numbers do not include in-licensed patents for which we either do not have exclusive rights (such as certain enabling technology licenses), or for which we have exclusive rights only in a limited field of use or do not control prosecution and maintenance of the licensed patents.

As of December 31, 2016, we had eight registered trademarks in the United States. As of this date, we also had eight registered trademarks in various other countries.

We also have entered into in-license agreements enabling the use and commercialization of our traits, including NUE, WUE and Salinity Tolerance, and certain products that we have commercialized or are under development, including GLA safflower oil and ARA safflower oil. Under these licensing arrangements, we are obligated to pay royalty fees on sublicense revenue and net product sales ranging between low single digit percentages and percentages in the mid-teens, subject in certain cases to aggregate dollar caps. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. After the termination of these provisions, we and our collaborators may continue to produce and sell products utilizing the technology under the expired patents. While third parties thereafter may develop products using the technology under the expired patents, in many cases, we have incremental patent rights covering our most important technologies, which we believe mitigate the impact of the expiration of these patents, or the related exclusivity provisions, on our business. We also have numerous in-licenses relating to enabling technologies utilized in our development programs, such as transformation methods (e.g., Japan Tobacco, DuPont Pioneer), genome editing tools (e.g., Dow AgroSciences), promoters (e.g., Dow AgroSciences, Louisiana State University) and selectable marker technologies (e.g., Bayer). These in-licenses are non-exclusive and include some combination of upfront and annual license fees, milestone fees, and commercial royalty obligations consisting of low percentages or a low dollar per acre fee.

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

University of California, Davis. Our WUE technology was developed under an exclusive option agreement with the University of California, Davis, pursuant to which we exercised our right to secure an exclusive license in 2010. We also hold an exclusive license from University of California, Davis, to the patent portfolio that forms the basis of our Salinity Tolerance program. In exchange for an upfront license fee, license maintenance fees, and royalties on sublicense revenues and net product sales, we exclusively control all for-profit research, development, commercialization, and sublicensing of the patented technology globally for all crops.

University of Toronto. We hold an exclusive license from University of Toronto to the patent portfolio that forms the basis of our Salinity Tolerance program. In exchange for an upfront license fee, a royalty on revenues, and payment of all costs associated with the patent portfolio, and subject to the University’s right to use the technology for research and teaching purposes, we exclusively control all for-profit research, development, commercialization and sublicensing of the patented technology globally for all crops.

Abbott. We entered into a license and development agreement with Abbott in 2003 under which we have been granted limited exclusive rights to Abbott’s portfolio of U.S. and foreign patents relating to the development of plant-based sources of GLA, ARA and essential fatty acids. Under this agreement, we provide Abbott with preferential access to commercial products from our GLA and ARA safflower programs, as well as the right to receive royalty payments on product sales to third parties, in exchange for the licenses to Abbott’s intellectual property rights.

Dow AgroSciences. In December 2015, we announced the entry into a strategic collaboration with Dow AgroSciences to develop and commercialize new yield traits and trait stacks in corn. The collaboration leverages our platform of abiotic stress traits with Dow AgroSciences’ enabling technology platforms, input traits, regulatory capabilities and commercial channels. As part of the strategic partnership, we negotiated non-exclusive access to Dow AgroSciences’ EXZACT™ Precision Technology Platform to enhance and accelerate the development of trait stacks. Dow AgroSciences has developed the EXZACT™ Precision Technology Platform under an exclusive license and collaboration agreement in plants with Sangamo BioSciences, Inc.

Key Collaborations

Since our founding in 2002, we have established numerous trait collaborations and have developed deep relationships with industry-leading seed and consumer product companies. Our partnerships with global strategic seed and consumer product players enable us to further participate in the development and commercialization of innovative products that promise to play significant roles in improving global crop efficiency and enhancing human health. The results of these collaborations directly feed innovation and drive the progress of our ongoing programs. Moreover, the expertise and opportunities created by the collaborations represent important assets to our business. While our collaboration-focused business model has resulted in numerous strategically significant relationships, below is a summary of selected collaborative partnerships that we view as key to the achievement of our near-term and mid-term business objectives.

Mahyco

We have multiple agreements with Mahyco covering more than 15 programs, using our most advanced traits in multiple major crops, and have been working with Mahyco as a key partner since 2007. Our collaborations in NUE rice and salt tolerant rice are in advanced stages of development.

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

We are currently discussing a proposal with Limagrain whereby Limagrain would exchange its ownership interest in Arcadia for Arcadia’s ownership interest in Limagrain Cereal Seeds.  After collaborative discussion with Limagrain, we believe the Company can achieve its business goal of bringing high value yield and quality traits to the wheat market without having to incur the additional expense of operating a wheat seed business. Both Arcadia and Limagrain remain committed to a partnership in wheat and are diligently working to determine the optimal structure for our strategic collaboration.  Although there can be no assurances that the exchange will be consummated, we expect to complete the cashless exchange in late March 2017.

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

Our joint venture agreement provides for each of the joint venture partners to license its trait technologies to Verdeca for use in soybeans, with product development and regulatory efforts equitably divided and managed by us and Bioceres under stand-alone service agreements that are executed annually. The first product in the Verdeca pipeline is a drought and abiotic stress tolerance trait that has already completed extensive validation trials and is now in the regulatory phase of development. This trait has been demonstrated to confer as high as a 14% yield advantage over conventional soybeans grown under the same suboptimal conditions. In April 2015, Verdeca received the first regulatory approval of its stress tolerance trait in soybeans in Argentina. This is the world’s first regulatory approval of an abiotic stress tolerance trait in soybeans, which we believe is an important initial step in pursuing additional regulatory approvals that Verdeca intends to seek in multiple geographies globally. Verdeca has successfully negotiated favorable market access in South America through established players and is working on adding market channel partners in the United States, India, and China.

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

Under the collaboration, we and Dow AgroSciences will jointly fund, develop and commercialize agronomic yield traits, such as nutrient efficiency and water use efficiency, including several traits that already are in advanced field trials in corn. These traits would then be combined with Dow AgroSciences’ input traits to create highly competitive trait stacks that maximize farmer revenue and efficiency.

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

We currently have a scientific advisory board that consists of five members as follows:

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

Vicki Chandler, Ph.D. is Dean of Natural Sciences at Minerva Schools at Keck Graduate Institute, a new undergraduate liberal arts college. Prior to joining Minerva, she was Chief Program Officer, Science at the Gordon and Betty Moore Foundation. She studied biochemistry for her undergraduate and doctoral degrees at the University of California, Berkeley, and the University of California, San Francisco, respectively. She then pursued postdoctoral research at Stanford University in maize genetics and was on the faculty at the University of Oregon and the University of Arizona. Dr. Chandler’s research on paramutation, an epigenetic process, has implications not only for maize, which she used for the majority of her research, but also for animal and human genetics and genetic diseases. Dr. Chandler has been President of the Genetics Society of America, a member of the National Academy of Sciences, and a member of the National Science Board. Her many honors include the Presidential Young Investigator Award, Searle Scholar Award, and American Association for the Advancement of Science Fellow. She has served on advisory boards and panels for the National Research Council, National Science Foundation, Department of Energy, and National Institutes of Health. Dr. Chandler has chaired numerous conferences and served on the editorial boards of several journals, including Genetics, Plant Physiology, PNAS, and Science.

Luca Comai, Ph.D. is a professor of plant biology at the University of California, Davis Genome Center. Dr. Comai’s lab is involved in two areas pertinent to breeding. In the first, they study genome regulation, hybridization, and heterosis responses in chromosome copy number variants and interspecific hybridization. In the second, they develop methods and resources for functional genomic discovery, including TILLING, which allows targeted inactivation of genes in crop plants. The research combines plant genetics and genomics with the use of next-generation sequencing, bioinformatics and genome editing to identify genes responsible for traits of interest as well as to discover and use natural and induced variation. Dr. Comai is known for his pioneering work creating glyphosate tolerant crops, and as a founding scientist in Calgene Pacific, Targeted Growth, Inc. and Tilligen. He is a Fellow of the American Association for the Advancement of Science.

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

•

Trait Research and Development Companies: There are a number of companies that specialize in research and development of agricultural yield and product quality traits, and we believe that a dozen or more companies, including Evogene and Keygene, among others, are competitors in our field. We believe that these companies typically focus on a limited number of traits, and do not generally have the product development and regulatory infrastructure necessary to bring traits to market. Therefore, they typically license trait technologies to large industry players with in-house development and regulatory capabilities at a relatively early stage of development.

•

Companies Focused on the Development and Commercialization of Microbial Crop Enhancements: The use of microbial products to enhance crop performance via application to soil, seed, or to crops directly is an area where increased research and development activity has been underway for the past decade or more. We believe that there are more than 20 companies of varying size working in this space. There have been a number of acquisitions, including Becker Underwood by BASF, and joint collaborations in this space, but multiple independent companies remain, including Verdesian, Marrone Bioinnovations, Biagro and Bioconsortia. While these companies could be considered to compete with us as their products seek to improve crop yields, we believe that such products and our traits may be additive, or synergistic, to our future products in terms of increasing crop yields.

•

Companies Focused on Farming Data Management, or Precision Agriculture: Within the past several years there has been a rapid increase in technologies and companies focused on acquiring, analyzing, and acting upon data in ways that may improve farm economics via increased crop yield and more efficient management of crop production inputs. Technical approaches include weather prediction and monitoring, high-density field and crop imaging systems, precision field soil and yield mapping, and others. Companies focusing on this space include Climate Corporation (acquired by Monsanto), Farmers Business Network, Farmers Edge, Trimble, Planet Labs, Ceres Imaging, Blue River Technologies, and others. While these products are potentially competitive with us for increasing crop yields, we believe that certain of these products could also be additive or synergistic with our traits.

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

We believe that we are uniquely positioned at the nexus of basic research and commercial product development. Unlike many companies in our space, we generally do not compete in the area of basic research. Our focus is on development and validation and, therefore, we provide a value-added link by which basic research can be brought to market. While internal programs at the largest seed and technology companies are competitive with ours in some cases, we are technology providers to some of these companies, and we have numerous collaborations with many of them. To remain competitive, we plan to pursue multiple strategies, including further building our non-GM pipeline of new technologies from basic research programs, increasing the scope and range of our field testing activities, and continuing to protect our intellectual property rights in key jurisdictions globally.

Research and Development

As of December 31, 2016, we had 30 full-time employees dedicated to research and development, six of whom are development and field personnel focused on demonstration and research field trials. Our research and development team has technical expertise in molecular biology, biochemistry, genetics and genetic engineering, analytical chemistry, plant physiology, plant virology, molecular pathogenesis, and soil and water science. Our research and development activities are conducted principally at our Davis, California facility, with ongoing field trials conducted in American Falls, Idaho; Brawley, California, Yuma, Arizona; and numerous other locations throughout the United States, as well as locations managed by our collaborators worldwide. We have made, and will continue to make, substantial investments in research and development. Our research and development expenses were $8.7 million and $9.0 million in the years ended December 31, 2016 and 2015, respectively.

Employees

As of December 31, 2016, we had 57 full-time employees, of whom 8 hold Ph.D. degrees. Approximately 30 employees are engaged in research and development activities, three in business development, two in regulatory management, and 22 in management, operations, accounting/finance, legal and administration. We consider our employee relations to be good. None of our employees is represented by a labor union or collective bargaining agreement.

Facilities

Our corporate headquarters are located in Davis, California, in a facility consisting of approximately 20,775 square feet of office, laboratory and growth chamber space under a lease that expires on June 30, 2018, pursuant to which we have an option to renew the lease for an additional three-year term. This facility accommodates research and development, operations, analytical services, regulatory and administrative activities. In December 2016, in connection with our organizational streamlining, we committed to consolidate our research facilities and began to wind down our Seattle research location, which is operating on a month-to-month lease, effective January 1, 2017. We expect the transfer of equipment and skills from our Seattle facility to be completed by March 2017. Our administrative offices in Phoenix, Arizona, consist of 2,976 square feet under a lease that expires on June 30, 2018 and accommodate our finance, legal and other administrative activities, as well as sales and marketing activities for our SONOVA products. We lease greenhouse space and farm land for agricultural use in Northern California as well as farmland in Idaho. We also lease grain bin and office space in Idaho under a lease that expires on March 3, 2019.

We believe that our leased facilities are adequate to meet our current needs and that, if needed, suitable additional or alternative space will be available to accommodate our operations.

Segment

Refer to Note 14 – Segment and Geographic Information.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forwardlooking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Business and Our Industry

We or our collaborators may not be successful in developing commercial products that incorporate our traits.

Our future growth depends on our ability to identify genes that will improve selected crop traits and license these genes to our collaborators to develop and commercialize seeds that contain the genes. Our long-term growth strategy is based on our expectation that revenues related to the sale of seeds containing our traits will comprise a significant portion of our future revenues. Pursuant to our collaboration agreements, we are entitled to share in the revenues from the sale of products that integrate our trait. We expect it will take several years before the first seeds integrating our agricultural yield traits complete the development process and become commercially available for sale, resulting in revenues for us. However, the development process could take longer than we anticipate or could ultimately fail to succeed in commercialization for any of the following reasons:

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

Our long-term growth strategy is dependent upon our or our collaborators’ ability to incorporate our traits into a wide range of crops with global scope. Even if we or our collaborators are able to develop commercial products that incorporate our traits, any such products may not achieve commercial success as quickly as we project, or at all, for one or more of the following reasons, among others:

•	products may fail to be effective in particular crops, geographies or circumstances, limiting their commercialization potential;
•	our competitors may launch competing or more effective traits or products;
•

the market for abiotic seed traits is evolving and not well established, and the market opportunities for any product we or our collaborators develop may be smaller than we or our collaborators believe;

•

as we do not have a sales or marketing infrastructure for our agricultural yield traits, we depend entirely on our collaborators to commercialize our products, and they may fail to devote the necessary resources and attention to sell, market and distribute our current or any future products effectively;

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

Research and development in the seed, agricultural biotechnology, and larger agriculture industries is expensive, prolonged, and entails considerable uncertainty. We and our collaborators may spend many years and dedicate significant financial and other resources, developing traits that will never be commercialized. The process of discovering, developing, and commercializing a seed trait through either genetic modification or advanced breeding involves multiple phases, and it may require from six to thirteen years or more from discovery to commercialization. The length of the process may vary depending on one or more of the complexity of the trait, the particular crop, and the intended geographical market involved. This long product development cycle is in large part attributable to the nature-driven breeding period for a commercial product, as well as a lengthy regulatory process.

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

We have incurred significant net losses since our formation in 2002 and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $19.6 million, and $18.0 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $151.6 million. We expect to continue to incur losses until we begin generating revenues from our collaborators’ sale of products containing traits we are currently developing, which we expect will not occur for several years, if at all. Because we have incurred and will continue to incur significant costs and expenses for these efforts before we obtain any incremental revenues from the sale of seeds incorporating our traits, our losses in future periods could be even more significant. In addition, we may find our development efforts are more expensive than we anticipate or that they do not generate revenues in the time period we anticipate, which would further increase our losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of our traits, our business, financial condition, operating results, and prospects will suffer.

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

We currently participate in two joint ventures, Limagrain Cereal Seeds LLC, which focuses on the development and commercialization of improved wheat seeds, and Verdeca LLC, which focuses on the development and deregulation of soybean traits, and we may enter into additional joint ventures in the future. Our joint venture arrangements may present financial, managerial, and operational challenges, including potential disputes, liabilities, or contingencies and may involve risks not otherwise present when operating independently, including:

•	our joint venture partners may have business interests, goals or cultures that are or become inconsistent with our business interests, goals or culture;
•	our joint venture partners may share certain approval rights, or in some cases, as with Limagrain Cereal Seeds LLC, have control over major decisions;
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

•

our joint venture partners may take action contrary to our instructions, requests, policies or objectives, which could reduce our return on investment, harm our reputation or restrict our ability to run our business; and

•	disputes between us and our joint venture partners may result in delays, litigation or operational impasses.

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

Our business is generally subject to two types of regulations: regulations that apply to how we and our collaborators operate and regulations that apply to products containing our traits. We apply for and maintain the regulatory permits necessary for our operations, particularly those covering our field trials, while we or our collaborators apply for and maintain regulatory approvals necessary for the commercialization of products containing our seed traits. The large-scale field trials that our collaborators conduct during advanced stages of product development are subject to regulations similar to those to which we are subject. Even if we and our collaborators make timely and appropriate applications for regulatory permits for our field trials, government delays in issuing such permits can significantly affect the development timelines for our products, particularly if the planting period for a crop growing season expires before the necessary permits are obtained. For example, our collaborator in India has encountered and continues to encounter delays in obtaining necessary regulatory permits for field trials, and these delays have had a negative impact on the commercialization timelines for certain of our products and may have additional future negative impacts. Pursuant to our collaboration agreements, our collaborators also apply for the requisite regulatory approvals prior to commercialization of products containing our traits. In most of our key target markets, regulatory approvals must be received prior to the importation of genetically modified products. These regulatory processes may be complex; for example, the U.S. federal government’s regulation of biotechnology is divided among the EPA, which regulates activity related to the use of plant pesticides and herbicides, the USDA, which regulates the import, field testing, interstate movement, and environmental release of specific technologies that may be used in the creation of genetically modified plants, and the FDA, which regulates foods derived from new plant varieties.

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

Our future performance depends on the continued services and contributions of our management team and other key employees, the loss of whose services might significantly delay or prevent the achievement of our scientific or business objectives. The replacement of any member of our management team involves significant time and costs and such loss could significantly delay or prevent the achievement of our business objectives. A member of our executive team who has been our employee for many years and therefore has significant experience and understanding of our business that would be difficult to replace.

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

We recently have had significant changes in executive leadership, and more could occur. Vic C. Knauf served as our Chief Scientific Officer until his retirement in December 2016. Wendy Neal served as our Vice President and Chief Legal Officer until her termination in February 2017. The Company plans to hire a Vice President of Research and & Development and a General Counsel to fill their respective roles. In addition, Roger Salameh was appointed Chief Operating Officer in May 2016 and served in the position until his termination in February 2017. The Company has no plans to fill the Chief Operating Officer role, and his duties have been assumed by existing staff. Disruption to our organization as a result of executive management transition could have a material adverse effect on our business, financial condition and results of operations.

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

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team’s inexperience in dealing with these complex laws could be a significant disadvantage to us, because it is likely that an increasing amount of their time will be devoted to these activities, which may result in them spending less time on the management and growth of our company. In addition, our management team may not successfully or efficiently manage being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors, which could adversely affect our business, financial condition, and operating results.

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

In connection with the preparation of our financial statements for the years ended December 31, 2016 and 2015, we identified certain internal control deficiencies that did not rise to the level of a significant deficiency or material weakness, on an individual basis or in the aggregate. We are continuously improving our internal control environment. As a result, we may experience higher than anticipated operating expenses, as well as higher auditor fees during and after the implementation of these changes. If we are unable to implement any of the required changes to our internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our operations, financial reporting, and results of operations and could result in an adverse opinion on internal controls from our independent registered public accounting firm.

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

Sales of a substantial number of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2016, there were 44,487,678 shares of our common stock outstanding, of which approximately 7,300,000 shares were held by non-affiliates. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

We may also issue common stock or options to purchase shares of our common stock that under our 2015 Omnibus Equity Incentive Plan and our 2015 Employee Stock Purchase Plan. Securities issued under these plans will be registered under a Form S-8 and are freely tradable upon issuance. There were 2,804,796 options exercisable as of December 31, 2016 at a weighted average exercise price of $3.65.

Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock since our initial public offering has been and may continue to be volatile. Since shares of our common stock were sold in our initial public offering in May 2015 at a price of $8.00 per share, our stock price has ranged from $0.86 to $8.80, through December 31, 2016. The market price of our common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond our control and may not be related to our operating performance, including:

•	addition or loss of significant customers, collaborators or distributors;
•	changes in laws or regulations applicable to our industry or traits;
•	additions or departures of key personnel;
•	the failure of securities analysts to cover our common stock after this offering;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us or our stockholders;
•	the expiration of contractual lock-up agreements;
•	litigation involving us, our industry, or both;
•	major catastrophic events; and
•	general economic and market conditions and trends.

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

Our executive officers, directors, and two largest stockholders, in the aggregate, beneficially own approximately 71% of the outstanding shares of our common stock as of December 31, 2016. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

As of December 31, 2016, Moral Compass Corporation, our largest stockholder, beneficially owns approximately 51% of our outstanding common stock, and Moral Compass Corporation and Mandala Capital together beneficially own approximately 71% of our outstanding common stock. For so long as Moral Compass Corporation continues to own a significant percentage of our outstanding shares, they may be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Moral Compass Corporation may be able to exercise control over our management, business plans, and policies, including the appointment and removal of our officers, and may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. This concentration of ownership could deprive you of an opportunity to receive a premium for your shares as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

As a company traded on The Nasdaq Global Market, we are subject to compliance with The Nasdaq Stock Market’s rules and requirements, which require, among other things, that our minimum bid price be $1.00 or higher. Should it drop below the listing criteria for 30 consecutive days, Nasdaq will send a “deficiency notice” to inform the company that it will be delisted after 180 calendar days unless it meets the required minimum bid price for at least 10 consecutive trading days during the 180-day cure period. On February 14, 2017, we received a letter from Nasdaq notifying us that we were not in compliance with the minimum closing bid requirement set forth in Nasdaq Listing Rule 5405. In accordance with Nasdaq Listing Rule 5450(a)(1), we are provided with a cure period to regain compliance until August 14, 2017.

Additionally, our board of directors is to be comprised of a majority of independent directors. Due to the resignation of two of our independent directors in July 2016, from July 2016 to October 2016 our Board of Directors was not comprised of a majority of independent directors. On July 21, 2016, we received a letter from Nasdaq notifying us that we were not in compliance with the independent director requirements set forth in Nasdaq Listing Rule 5605. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), we were provided with a cure period to regain compliance until the earlier of our next annual stockholder meeting or July 9, 2017. On October 30, 2016, Kevin Comcowich was appointed to our board of directors, and our board of directors determined that Mr. Comcowich is an independent director under The Nasdaq Stock Market’s rules and regulations. With the addition of Mr. Comcowich, our board of directors is again comprised of a majority of independent directors. We obtained a letter from Nasdaq dated November 9, 2016 confirming the Company’s compliance with the Rule 5605 and that the matter is now closed. If we had been unable to regain compliance with Nasdaq’s independent director requirements prior to the end of the cure period, our common stock could have been delisted from The Nasdaq Global Market. If we had been unable to regain compliance with Nasdaq’s independent director requirements prior to the end of the cure period, our common stock could have been delisted from The Nasdaq Global Market.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Davis, California, in a facility consisting of approximately 20,775 square feet of office, laboratory and growth chamber space under a lease that expires on June 30, 2018, pursuant to which we have an option to renew the lease for an additional three-year term. This facility accommodates research and development, operations, analytical services, regulatory and administrative activities. We also lease approximately 4,381 square feet of office and laboratory space in Seattle, Washington, under a lease that expired December 31, 2016. We are currently leasing the Seattle facility on a month-to-month basis. Our administrative offices in Phoenix, Arizona, consist of 2,976 square feet under a lease that expires on June 30, 2018 and accommodate our finance, legal and other administrative activities, as well as sales and marketing activities for our SONOVA products. We lease greenhouse space and farm land for agricultural use in Northern California as well as farmland in Idaho. We also lease grain bin and office space in Idaho under a lease that expires on March 3, 2019.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Global Market under the symbol “RKDA” since May 15, 2015. Prior to May 15, 2015, there was no public trading for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the NASDAQ Global Market:

YEAR ENDED DECEMBER 31, 2015	HIGH	LOW
First Quarter	N/A	N/A
Second Quarter	$8.80	$6.01
Third Quarter	$6.97	$3.02
Fourth Quarter	$4.82	$2.02

YEAR ENDED DECEMBER 31, 2016	HIGH	LOW
First Quarter	$3.42	$2.02
Second Quarter	$3.01	$1.01
Third Quarter	$2.75	$1.79
Fourth Quarter	$1.99	$0.86

Holders of Record

As of February 28, 2017, we had 50 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2016.

Item 6. Selected Financial Data.

The following selected Consolidated Statements of Operations and Comprehensive Loss data for the years ended December 31, 2016 and 2015 and the Consolidated Balance Sheets data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included herein, and should be read together with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016	2015
	(in thousands, except share and per share amounts)
Revenues:
Product	$669	$466
License	144	1,216
Contract research and government grants	2,375	3,732
Total revenues	3,188	5,414
Operating expenses:
Cost of product revenues	895	892
Research and development(1)	8,663	8,966
Selling, general, and administrative(1)	12,250	11,119
Total operating expenses	21,808	20,977
Loss from operations	(18,620)	(15,563)
Interest expense	(1,319)	(2,658)
Other income, net	340	521
Loss on extinguishment of debt	—	(230)
Loss before income taxes	(19,599)	(17,930)
Income tax provision	(25)	(26)
Net loss	(19,624)	(17,956)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,574)
Deemed dividends to warrant holder	—	(197)
Net loss attributable to common stockholders	$(19,624)	$(20,727)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.44)	$(0.73)
Weighted-average number of shares used in per share calculations, basic and diluted(2)	44,366,816	28,559,119

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Research and development	$303	$607
Selling, general, and administrative	756	785
Total stock-based compensation	$1,059	$1,392

(2)

See Note 15 of the notes to our consolidated financial statements for a description of how we compute net loss per share attributable to common stockholders, basic and diluted, and pro forma net loss per share attributable to common stockholders, basic and diluted.

	As of December 31,
	2016	2015
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,013	$23,973
Working capital	49,093	48,567
Total assets	56,574	74,242
Total indebtedness	25,127	24,930
Additional paid-in capital	173,723	172,222
Accumulated deficit	(151,550)	(131,926)
Total stockholder's equity	22,198	40,225

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

Overview

We are an agricultural biotechnology trait company engaged in the development of traits that improve food, feed and fiber crops, and enhance the value of the resulting agricultural products. Our traits are focused on high-value enhancements that increase crop yields by enabling plants to more efficiently manage environmental and nutrient stresses, and that enhance the quality and value of agricultural products. Our distinct areas of focus are the improvement of crop yields by mitigating the impacts of abiotic stresses such as drought, heat, nutrient deficiency, water scarcity, and soil salinity and the enhancement of the nutritional quality of crops by changing the compositional quality of oilseeds and grains. Our target markets are several of the largest crops within the $40.5 billion global seed market and specific ingredients within the $140 billion global nutrition and supplements markets.

We have successfully developed and continue to advance a broad suite of potentially high value agricultural yield traits, such as Nitrogen Use Efficiency (NUE), Water Use Efficiency (WUE), and Drought Tolerance, in key food crops like corn, rice, wheat, and soybean. We have also commercialized and are marketing an omega-6 fatty acid nutritional supplement, SONOVA Gamma Linolenic Acid (GLA) oil.

Our business model is to access trait technologies that have already achieved proof of concept whether in a public research program or with commercial partners. We further develop these technologies by optimizing their function and validating their performance through intensive field trial testing in multiple crops under varying growing conditions, thereby better establishing commercial viability for resulting products. We then license our technologies to major seed and consumer product companies who perform additional testing and product development and, where needed, generate the requisite data to support regulatory submissions and approvals.

We use both GM and non-GM technologies to develop our traits. This approach allows us to select the most appropriate technology tools for development of a particular trait, crop and market. However, a key component of the development cycle of GM traits is local, or in some instances, global deregulation of the trait by one or more regulatory agencies may be required. As there continues to be a significant debate about the role of GM traits in agricultural crops, we have seen this issue begin to impact some regulatory agencies which exercise control over the pace of deregulation of our products. We have recently experienced delays in the review of many of our high value traits principally due to inaction from certain of these government regulatory authorities. For example, in India, where regulators have not approved field trials for testing of GM traits for the last two years, we estimate the impact to the trait development and crop commercialization timelines of our license partner in India, Mahyco, could be at least two to three years.

We believe the fundamental value of these traits remains commercially significant and we, along with our development and commercialization partners, remain fully committed to their ultimate commercialization. However, to compensate for the near term impact of these regulatory delays on our anticipated commercialization revenue share, the Company completed a comprehensive strategic review in the second half of 2016 of its technology programs, product pipeline, partner progress, competitive landscape and market conditions in order to prioritize and appropriately resource its most promising products and opportunities. As a result, some programs were terminated or placed on hold while investments in other programs were accelerated with the aim of generating the highest potential near term value for the Company and its shareholders. We will continue to work with our partners to closely monitor the progress of deregulation activities affecting our GM traits, and at the same time, we are realigning our core capabilities and evolving our business model to accelerate the development and near-term commercialization of non-GM nutrition and quality traits.

Our highest near-term priorities include the expansion of the market for our SONOVA GLA products, bringing our non-GM traits in wheat quality and wheat yield to market, and working closely with our strategic partners to advance our yield trait in corn and soybeans. In the U.S, we have partnered with Dow AgroSciences and Becks Hybrids for the development of yield traits in corn. In South America, we formed Verdeca, a joint venture with Bioceres, a leading agricultural biotechnology company in Argentina, to develop, deregulate and commercialize stress-tolerant soybeans. Verdeca received its first regulatory approval in Argentina in 2015 and submitted regulatory applications in the U.S to the Food and Drug Administration (FDA) and in China to the Ministry of Agriculture (MOA) in 2016.

Balancing our near-term revenue goals with long-term value capture, we will continue to provide active support to our commercial partners working to advance our high value traits through development and deregulation for commercialization. Our trait license agreements contain two main types of financial components:

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

Arcadia is a leader in the area of yield and abiotic stress and our business was built on the premise that mitigating the impact of environmental stresses, whether chronic or transient, would generate meaningful yield gains in the most important crops in the world. We believe our yield and stress pipeline holds significant promise, as evidenced by our internal data and data generated by our partners in experimental rice, wheat, soy, and corn. The commercial value of these types of traits will be fully unlocked as the traits are introgressed into elite germplasm by breeding partners and tested broadly in the field under different environments and agricultural practices. Therefore, while it is our view that the Arcadia pipeline is fairly advanced and as promising as any in the industry, significant development and testing is yet to be completed on several of our products.

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

We have never been profitable and had an accumulated deficit of $151.6 million as of December 31, 2016. We incurred net losses of $19.6 million and $18.0 million for the years ended December 31, 2016 and 2015, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need additional funding to support our operating activities.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product revenues, licensing agreements, contract research agreements, and government grants. We expect that over the next several years, a substantial majority of our revenues will consist of pre-commercial license revenues, product revenues, contract research and government grant revenues until our license revenues increase with the introduction of our seed trait products to the market ensuing value-share payments, if and when they are commercially available. Further, we expect that our license revenues will vary as we enter into new license agreements and with the timing of milestone payments and recognition of deferred upfront license fees under existing license agreements.

Product Revenues

Our product revenues to date have consisted solely of sales of our SONOVA products. We generally recognize revenue from product sales upon pick up by our third-party distributors or customers. Our revenues will fluctuate depending on the timing of orders from our customers and distributors.

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

Contract Research and Government Grant Revenues

Contract research revenues consist of amounts earned from performing contracted research primarily related to breeding programs or the genetic engineering of plants for third parties. We generally recognize revenue as these services are provided. In addition, we are entitled to receive a portion of the revenues generated from sales of products that incorporate our seed traits. Products expected to result from such contract research are in various stages of the product development cycle and we do not expect to generate any revenues from the sale of any such products for at least the next two to four years.

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

Other Income, Net

Other income, net, consists of changes in the fair value of our derivative liabilities related to our convertible promissory notes, the release of warrant and derivative liabilities related to notes payable, interest income and the amortization of investment premiums on our cash and cash equivalents and investments.

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

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2016 and 2015. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015
	(in thousands)
Revenues:
Product	$669	$466
License	144	1,216
Contract research and government grants	2,375	3,732
Total revenues	3,188	5,414
Operating expenses:
Cost of product revenues	895	892
Research and development	8,663	8,966
Selling, general and administrative	12,250	11,119
Total operating expenses	21,808	20,977
Loss from operations	(18,620)	(15,563)
Interest expense	(1,319)	(2,658)
Other income, net	340	521
Loss on extinguishment of debt	—	(230)
Loss before income taxes	(19,599)	(17,930)
Income tax provision	(25)	(26)
Net loss	$(19,624)	$(17,956)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,574)
Deemed dividends to warrant holder	—	(197)
Net loss attributable to common stockholders	$(19,624)	$(20,727)

Revenues

Product revenues accounted for 21% and 9% of our total revenues for the years ended December 31, 2016 and 2015, respectively. The $0.2 million, or 44%, increase in product revenues was primarily driven by the launch of new products by several of our customers, as well as an increase in distributor volumes.

License revenues accounted for 5% and 22% of our total revenues for the years ended December 31, 2016 and 2015, respectively. The $1.1 million, or 88%, decrease in license revenue was primarily due to delays in the estimated launch date determined in 2016 for a number of our out-licensed yield traits, thereby reducing the amount amortized into revenue each year there forward.

Contract research and government grant revenues comprise a significant portion of our total revenues, accounting for 74% and 69% of our total revenues for the years ended December 31, 2016 and 2015, respectively. The $1.4 million, or 36%, decrease in contract research and government grant revenues was primarily driven by contracts that were completed in 2015, and the winding down of activities on existing contract research and grants in 2016.

Cost of Product Revenues

Cost of product revenues increased by $3,000, or 0%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was due to higher sales in 2016, offset by an increase in inventory reserves in 2015 over those recorded in 2016.

Research and Development

Research and development expenses decreased by $0.3 million, or 3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The net decrease in research and development costs was primarily due to $0.7 million of subcontracted research activity in support of Verdeca incurred in 2015, a $0.3 million decrease in grant utilization of subcontractors, and a $0.3 million decrease in stock compensation expense as the IPO in 2015 triggered the acceleration of expense for several option grants. These decreases were partially offset by $0.9 million of expenses relating to new in-licensing fees and contract research work, as well as $0.1 million in employee expenses.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $1.1 million, or 10%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in SG&A costs was primarily driven by severance expenses of $1.2 million, partially offset by $0.2 million of lower salaries, both resulting from a reduction in our work force in 2016. The remaining $0.1 million increase pertains to costs associated with operating as a public company for a full year in 2016 as opposed to approximately seven months in 2015.

Interest Expense

Interest expense decreased $1.3 million, or 50%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily related to term loans, promissory notes and the related party term notes that were paid off during 2015. The new loan and security agreement that the Company entered into in December 2015 had a more favorable interest rate compared to the loans paid off in 2015.

Other Income, Net

Other income, net, decreased $0.2 million, or 35%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease primarily consisted of the $0.4 million gain in 2015 on expiration of warrant and derivative liabilities associated with the $20.0 million of term loan borrowings, partially offset by higher net investment income during 2016.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of $0.2 million was related to the debt consolidation activity that occurred in December 2015. There was no such activity in 2016.

Income Tax Provision

The income tax provision remained relatively consistent from year to year.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

Accretion of redeemable convertible preferred stock to redemption value of $2.6 million pertains to our Series D redeemable convertible preferred stock that converted into common stock upon the completion of our initial public offering in May 2015. There was no such activity in 2016.

Deemed Dividends to Warrant Holder

In March 2015, the Company accounted for the amendment of a warrant as a modification with the incremental increase in fair value of $0.2 million. There was no such activity in 2016.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with the net proceeds from our initial public offering and from private placements of equity and debt securities, as well as proceeds from the sale of our SONOVA products and payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which are primarily focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes conducting replicated field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of December 31, 2016, we had cash and cash equivalents of $2.0 million, short-term investments of $48.5 million, and $2.5 million of long-term investments.

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

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

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

Term Note, Related Party

In July 2012, a 36-month $8.0 million term note was executed with Moral Compass Corporation (“MCC”), our largest stockholder, and was subordinate to existing promissory notes and convertible promissory notes. This term note, including the principal balance of $8.0 million and accrued interest and prepayment fee of $0.1 million, was paid in full in April 2015. The $80,000 prepayment fee was recorded as a loss on extinguishment of debt in 2015.

Promissory Notes

Promissory notes were executed with an unrelated party in August 2013 and November 2013 in the amounts of $2.0 million and $1.1 million, respectively. These notes, including the aggregate outstanding principal balance of $1.6 million and accrued interest and prepayment fee of $44,000, were paid in full in April 2015. The $37,000 prepayment fee was recorded as a loss on extinguishment of debt in 2015.

Convertible Promissory Notes

In September 2013, we entered into a note and warrant purchase agreement in the amount of $5.0 million with Mahyco International Pte, Ltd. (“Mahyco International”), an affiliate of Mahyco, one of our commercial partners with which we have several research and license agreements. We issued a convertible promissory note under this agreement in exchange for $0.5 million in September 2013 and issued a second convertible promissory note in exchange for $4.5 million in December 2013. The interest rate on the notes was prime plus 2%, compounded monthly over the course of the five-year terms ending in September and December 2018, respectively. At any time during the term, Mahyco International could convert all or part of the aggregate outstanding balance of the notes (including principal and accrued but unpaid interest) into shares of our common stock at $16.52 per share. Mahyco International had the right, at its option, to place another $5.0 million of convertible debt with us during the five-year term. Mahyco, at Mahyco International’s option, could offset future fee payments to us due under any license agreements or contract research and development agreements with us against the outstanding balance of the note, including principal and accrued but unpaid interest. With the exception of such offset payments, no principal or interest was due until the end of the term. Under this note and warrant purchase agreement, we also issued Mahyco International warrants to purchase 75,666 shares of our common stock at an exercise price of $16.52 per share. The warrants were issued in December 2013 and remain exercisable.

In March 2015, the parties amended the warrant to clarify the interpretation of a reorganization event. The Company accounted for the amendment as a modification with the incremental increase in fair value of $0.2 million as of the amendment date, which was accounted for as deemed dividends to the warrant holder.

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

In December 2015, we entered into a new loan and security agreement with Silicon Valley Bank (the “Bank”) providing for a senior secured term loan facility in the amount of $25.0 million. Proceeds were used by us to repay all existing debt including the Tennenbaum term loans’ principal balance of $20.0 million and related accrued interest, prepayment and other fees in the amount of $1.3 million and the Mahyco convertible promissory notes’ principal balance of $3.7 million and associated accrued interest of $154,000. The Tennenbaum term loans’ prepayment and end of term fees of $1.2 million were recorded as a loss on extinguishment of debt, along with the $427,000 unamortized debt discount and $58,000 of deferred loan issuance fees. In addition, Mahyco’s option to purchase another $5.0 million of convertible debt was surrendered with the repayment and the related derivative liabilities totaling $1.6 million were released and recorded as a gain on extinguishment of debt in 2015.

Under the existing loan and security agreement with the Bank, interest accrues at a floating annual rate equal to nine tenths of one percentage point (0.90%) above the prime rate published from time to time in The Wall Street Journal. The agreement requires us to make monthly interest-only payments through December 2017. After this date, we are required to make thirty-six (36) equal monthly installments of principal, plus accrued interest. Our final payment, due on the maturity date of December 1, 2020, shall include all outstanding principal and accrued and unpaid interest plus a final end of term payment equal to $0.6 million. Should the loan be repaid prior to the maturity date, a prepayment fee is equal to 3% of the outstanding principal amount if prepayment occurs after December 29, 2016 but on or before December 29, 2017, and 1% of the outstanding principal amount if the prepayment occurs after December 29, 2017.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(17,055)	$(15,109)
Investing activities	(5,301)	(46,360)
Financing activities	396	68,871
Net (decrease) increase in cash and cash equivalents	$(21,960)	$7,402

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $17.1 million. Our net loss of $19.6 million was partly offset by non-cash charges of $1.1 million for stock-based compensation, $0.3 million for depreciation and amortization, $0.2 million for accretion of debt discount, $0.9 million of net operating assets, and $0.1 million of net amortization of investment premium.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2016 of $5.3 million primarily consisted of $41.4 million of net investments purchased and $0.2 million of property and equipment purchases, which were partially offset by $36.3 million of proceeds from sales and maturities of investments.

Cash used in investment activities for the year ended December 31, 2015 of $46.4 million primarily consisted of $48.7 million of net investments purchased with proceeds generated from our initial public offering and $0.2 million of property and equipment purchases, which were partially offset by $2.5 million of proceeds from sales of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 of $0.4 million was primarily from the proceeds from exercise of stock options and purchases through our employee stock purchase plan (“ESPP”).

Cash from financing activities for the year ended December 31, 2015 of $68.9 million was primarily from $60.0 million net proceeds in 2015 from our issuance of common stock as a result of the completed initial public offering in May 2015 and our additional sale of shares upon the exercise of the underwriters’ over-allotment option in June 2015. The increase was also a result of $44.6 million of net proceeds generated from loans executed in April and December 2015, partially offset by $34.8 million of payments on notes payable and convertible promissory notes and $1.3 million of debt extinguishment payments.

Contractual Obligations and Other Commitments

Our future contractual obligations at December 31, 2016 were as follows (in thousands):

	Payments Due by Period(2)(3)
	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years	Total
Non-cancelable operating leases	$782	$339	$—	$—	$1,121
Notes payable (1)	—	25,625	—	—	25,625
Total contractual obligations	$782	$25,964	$—	$—	$26,746

(1)	Include an end of term payment of $625.
(2)	Does not include any amounts related to contract research or other agreements with unrelated parties that require us to pay certain funding commitments, as these agreements are cancelable by us.
(3)

Does not include any payments we may have to make under the contingent liability related to the Anawah acquisition, as the amount and timing of the ultimate payments are unknown. Please see Note 11 of the notes to our consolidated financial statements for more information.

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

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entity other than Verdeca, which is discussed in Note 7 – Variable Interest Entity.

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

Deferred revenue is primary related to upfront license fee payments received that has not been recognized.

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

We recorded stock-based compensation expense related to equity awards of $1.1 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively.

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

Expected Volatility—Since we were privately held and do not have sufficient trading history for our common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

Recent Accounting Pronouncements

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 3 – Recent Accounting Pronouncements to the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2016, we had cash and cash equivalents of $2.0 million, short-term investments of $48.5 million and long-term investments of $2.5 million, consisting primarily of cash equivalents and other liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily shortterm in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Arcadia Biosciences, Inc.

Davis, California

We have audited the accompanying consolidated balance sheets of Arcadia Biosciences, Inc. and its subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, redeemable and convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arcadia Biosciences, Inc. and subsidiary at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

March 8, 2017

Arcadia Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,013	$23,973
Short-term investments	48,547	26,270
Accounts receivable	349	706
Unbilled revenue	184	82
Inventories — current	252	294
Prepaid expenses and other current assets	877	692
Total current assets	52,222	52,017
Property and equipment, net	508	585
Inventories — noncurrent	1,327	1,867
Long-term investments	2,498	19,748
Other noncurrent assets	19	25
Total assets	$56,574	$74,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,359	$2,423
Amounts due to related parties	30	19
Unearned revenue — current	740	1,008
Total current liabilities	3,129	3,450
Notes payable	25,127	24,930
Unearned revenue — noncurrent	3,120	2,637
Other noncurrent liabilities	3,000	3,000
Total liabilities	34,376	34,017
Stockholders’ equity:
Common stock, $0.001 par value—400,000,000 shares authorized as of December 31, 2016 and December 31, 2015; 44,487,678 and 44,184,195 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	44	44
Additional paid-in capital	173,723	172,222
Accumulated deficit	(151,550)	(131,926)
Accumulated other comprehensive loss	(19)	(115)
Total stockholders’ equity	22,198	40,225
Total liabilities and stockholders’ equity	$56,574	$74,242

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and share data)

	Year Ended December 31,
	2016	2015
Revenues:
Product	$669	$466
License	144	1,216
Contract research and government grants	2,375	3,732
Total revenues (which includes $0 and $91 from related parties — Note 16)	3,188	5,414
Operating expenses:
Cost of product revenues	895	892
Research and development	8,663	8,966
Selling, general and administrative	12,250	11,119
Total operating expenses	21,808	20,977
Loss from operations	(18,620)	(15,563)
Interest expense	(1,319)	(2,658)
Other income, net	340	521
Loss on extinguishment of debt	—	(230)
Net loss before income taxes	(19,599)	(17,930)
Income tax provision	(25)	(26)
Net loss	(19,624)	(17,956)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,574)
Deemed dividends to warrant holder	—	(197)
Net loss attributable to common stockholders	$(19,624)	$(20,727)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.44)	$(0.73)
Weighted-average number of shares used in per share calculations:
Basic and diluted	44,366,816	28,559,119
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	96	(115)
Other comprehensive income (loss)	96	(115)
Comprehensive loss attributable to common stockholders	$(19,528)	$(20,842)

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Redeemable and Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015	9,587,764	34,098	23,385,029	48,783	—	—	2,074,030	—	29,204	(113,970)		(84,766)
Exercise of stock options	—	—	—	—	—	—	609,066	1	360	—	—	361
Stock-based compensation	—	—	—	—	—	—	—	—	1,392		—	1,392
Accretion of redeemable convertible preferred stock to redemption value	—	2,574	—	—	—	—	—	—	(2,574)	—	—	(2,574)
Preferred stock conversion to common stock upon the IPO	(9,587,764)	(36,672)	(23,385,029)	(48,783)	—	—	32,972,793	33	85,422	—	—	85,455
Issuance of common stock upon the IPO, net of issuance costs of $9,799	—	—	—	—	—	—	8,528,306	8	58,420	—	—	58,428
Reclassification due to re- incorporation upon the IPO	—	—	—	—	—	—	—	2	(2)	—	—	—
Deemed dividends to common stock warrant holder	—	—	—	—	—	—	—	—	(197)	—	—	(197)
Increase in value of common stock warrant due to modification	—	—	—	—	—	—	—	—	197	—	—	197
Other comprehensive loss						—	—	—	—	—	(115)	(115)
Net loss	—	—	—	—	—	—	—	—	—	(17,956)	—	(17,956)
Balance at December 31, 2015	—	$—	—	$—	—	$—	44,184,195	$44	$172,222	$(131,926)	$(115)	$40,225
Exercise of stock options	—	—	—	—	—	—	228,141	—	270	—	—	270
Issuance of shares related to employee stock purchase plan	—	—	—	—	—	—	75,342	—	172	—	—	172
Stock-based compensation	—	—	—	—	—	—	—	—	1,059	—	—	1,059
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	96	96
Net loss	—	—	—	—	—	—	—	—	—	(19,624)	—	(19,624)
Balance at December 31, 2016	—	$—	—	$—	—	$—	44,487,678	$44	$173,723	$(151,550)	$(19)	$22,198

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,624)	$(17,956)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	304	294
Loss (gain) on disposal of equipment	4	(10)
Net amortization of investment premium	140	85
Payment of research and develop fees with cost investment	—	500
Stock-based compensation	1,059	1,392
Change in fair value of derivative liabilities related to convertible promissory notes	—	9
Gain on expiration of warrant and derivative liability related to notes payable upon IPO	—	(437)
Accretion of debt discount	198	837
Loss on extinguishment of debt	—	230
Changes in operating assets and liabilities:
Accounts receivable	357	336
Unbilled revenue	(102)	298
Inventories	582	412
Prepaid expenses and other current assets	(185)	(415)
Other noncurrent assets	5	49
Accounts payable and accrued expenses	(19)	125
Amounts due to related parties	11	(37)
Unearned revenue	215	(821)
Net cash used in operating activities	(17,055)	(15,109)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	10
Purchases of property and equipment	(231)	(151)
Purchases of investments	(41,385)	(48,719)
Proceeds from sales and maturities of investments	36,315	2,500
Net cash used in investing activities	(5,301)	(46,360)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon IPO	—	68,227
Payments of IPO issuance costs	—	(8,205)
Proceeds from issuance of notes payable	—	45,000
Payments of debt issuance costs	(46)	(396)
Payments of debt extinguishment costs	—	(1,319)
Proceeds from exercise of stock options and purchases through ESPP	442	360
Payments on notes payable to related party	—	(8,000)
Payments on notes payable and convertible promissory notes	—	(26,796)
Net cash provided by financing activities	396	68,871
Net (decrease) increase in cash and cash equivalents	(21,960)	7,402
Cash and cash equivalents — beginning of period	23,973	16,571
Cash and cash equivalents — end of period	$2,013	$23,973
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,033	$2,050
Cash paid for income taxes	$29	$149
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$—	$2,574
Debt issuance costs included in accounts payable and accrued expenses	$—	$46
Reclassification of deferred IPO costs to equity	$—	$5,022
Deemed dividends to common stock warrant holder	$—	$197
Issuance of warrants and derivatives in connection with notes payable issuance	$—	$437
Stock option exercise cost included in accounts receivable	$—	$1
Conversion of preferred stock to common stock upon IPO	$—	$85,455

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

The Company is an agricultural biotechnology trait company engaged in the development of traits that improve food, feed and fiber crops, and enhance the value of the resulting agricultural products. Its traits are focused on high-value enhancements that increase crop yields by enabling plants to more efficiently manage environmental and nutrient stresses, and that enhance the quality and value of agricultural products.

In February 2012, the Company formed Verdeca LLC ("Verdeca", see Note 7), which is jointly owned with Bioceres, Inc. ("Bioceres"), a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres S.A. is an agricultural investment and development cooperative. Verdeca, which is consolidated by the Company, was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

Cash and Cash Equivalents

The Company considers any liquid investments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks. The Company limits cash investments to financial institutions with high credit standings; therefore, management believes that there is no significant exposure to any credit risk in the Company’s cash and cash equivalents. However, as of December 31, 2016 and 2015, a substantial portion of the Company’s cash in depository accounts is in excess of the federal deposit insurance limits.

Investments in Equity and Debt Securities

The Company uses the equity method to account for investments in equity securities if the investment provides the Company the ability to exercise significant influence over operating and financial policies of the investee. The Company includes its proportionate share of earnings and/or losses of the equity method investee in its Consolidated Statements of Operations and Comprehensive Loss. The carrying value of the equity investments is reported using the equity method in the Consolidated Balance Sheets. As of December 31, 2016 and 2015, the Company’s investment in Limagrain Cereal Seeds LLC (“LCS”) is $0. See Note 6 – Investments in Unconsolidated Entity for additional information.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

Other-than-Temporary Impairments on Investment

The Company regularly reviews each of its investments for impairment by determining if the investment has sustained an other-than-temporary decline in its value, in which case the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the investment in relation to its cost basis, (ii) the financial condition of the investment, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery of the market value of the investment. As of December 31, 2016 and 2015, there was no impairment of the Company’s investments.

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales, licenses and contract research and government grants. The carrying value of the Company’s receivables represents estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is recorded accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company had no amounts reserved for doubtful accounts at December 31, 2016 and 2015 as the Company expected full collection of the accounts receivable balances as of each of these dates.

SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Proprietary safflower plants are grown, producing seed with a high-GLA content. This seed is used for subsequent plantings or processed, and sold as GLA oil, including SONOVA 400 GLA safflower oils and SONOVA Ultra GLA safflower oil, which we refer to as our SONOVA products. Amounts inventoried consist primarily of fees paid to contracted cooperators to grow the crops and costs to process and store harvested seed. Inventory costs are tracked on a lot-identified basis and are included as cost of product revenues when sold. Inventories are stated at the lower of cost or market or net realizable value. The Company makes adjustment to inventory when conditions indicate that the selling price may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The reserves are based upon estimates about future demand from the Company’s customers and distributors and market conditions.

The inventories—current line item in the balance sheet consists of the cost of oil inventory forecasted to be sold in the next 12 months, as of the balance sheet date. The inventories—noncurrent line item consists of oil and seed inventory expected to be used in production or sold beyond the next 12 months, as of the balance sheet date.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Raw materials inventories consist primarily of seed production costs incurred by our contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. The Company recorded a $0.5 million and $0.6 million write-down of inventory for the years ended December 31, 2016 and 2015, respectively. Inventories consist of the following (in thousands):

	As of December 31,
	2016	2015
Raw Materials	$44	$665
Finished Goods	1,535	1,496
Inventories	$1,579	$2,161

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

Impairment of Long-Lived Assets

The Company evaluates if events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. In evaluating for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. In the event that the balance of any asset exceeds the future undiscounted cash flow estimate, impairment is recognized based on the excess of the carrying amounts of the asset above its estimated fair value. As of December 31, 2016 and 2015, there was no impairment of the Company’s long-lived assets.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of December 31,
	2016	2015
Customer A	—	32
Customer E	36	32
Customer F	1	25
Customer H	27	—
Customer I	22	7

Customers representing greater than 10% of total revenues were as follows (in percentages):

	For Year Ended December 31,
	2016	2015
Customer A	—	12
Customer D	30	22
Customer F	—	14
Customer G	21	13
Customer J	11	5

Stock-Based Compensation

The Company recognizes compensation expense related to employee stock purchase plan and the cost of stock-based compensation awards made to employees and directors on a straight-line basis over the requisite service period, net of estimated forfeitures. Judgment is required in estimating the amount of stock-based awards that will be forfeited prior to vesting. Compensation expense could be revised in subsequent periods if actual forfeitures differ from those estimates. The Company has selected the Black-Scholes option-pricing model and various inputs to estimate the fair value of its stock-based awards. See Note 10 for additional information.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

The Company has determined that, at the inception of each license agreement, there is only one deliverable for the license for, access to, and assistance with the development of the specified intellectual property. The up-front nonrefundable license fees are recognized as revenue proportionally over the development period, which approximates the expected efforts by the Company. The development period is estimated based upon factors such as type of traits, nature of crops and geographies, which are used to establish the initial deferral period. The Company continually reviews such estimates based on progress toward product commercialization and performs a thorough analysis at least annually. If the deferral period estimate changes, the amount of revenue recognized during the period is either accelerated or reversed to reflect the updated deferred balances as of the current period-end, capturing the cumulative effect of the changes. The annual license fees are payable at the end of the annual period

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

and such fees typically are not required to be paid if the agreement is cancelled prior to the due date. Therefore, annual license fees are only recognized when they become due.

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

Research and Development Expenses

Research and development expenses consist of costs incurred in the discovery, development, and testing of the Company’s product candidates. These expenses consist primarily of employee salaries and benefits, including stock-based compensation, fees paid to subcontracted research providers, fees associated with in-licensing technology, royalty agreements, land leased for field trials, chemicals and supplies and other external expenses. These costs are expensed as incurred. Additionally, as disclosed in Note 11, the Company is required from time to time to make

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

certain milestone payments in connection with the development of technologies. These milestone payments are expensed at the time the milestone is achieved and deemed payable.

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

•

ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers was issued in December 2016. ASU No. 2016-20 provides additional clarification on 13 issues or corrects unintended application of FASB Accounting Standards Codification (Topic 606).

The standard permits the use of either the retrospective or cumulative effect transition method. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to its consolidated financial statements and related disclosures. The Company believes there may be a potential material impact to license revenue with the adoption of the new revenue recognition guidance. Based on our ongoing review, we expect to adopt the requirements of the new standard in the first quarter of 2018 using the modified retrospective method. The Company has not concluded on the effect of the aforementioned updates on its consolidated financial statements.

In August 2014, The FASB issued ASU No. 2014-05, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the consolidated financial statements. The new standard requires management to preform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the consolidated financial statements are issued. An entity must provide certain disclosure if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The update applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption is permitted. The Company is still evaluating the potential impact to its consolidated financial statements with the adoption of this ASU, but it does not anticipate a material change. However, it will be required to evaluate and determine if further disclosure is necessary at each balance sheet date.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

entities are subject to reevaluation under the revised consolidation model. The standard affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. It does not affect the general order in which the consolidation models are applied or the general approach for applying the VIE model. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The standard permits the use of modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or retrospectively. The Company had selected the modified retrospective approach for the annual reporting period of December 31, 2016. The adoption of this guidance did not have an impact on the consolidated financial statements or related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company has early adopted ASU No. 2016-09 in the fourth quarter of 2016 and elected to continue to estimate its forfeiture rates on stock-based compensation. The adoption of ASU No. 2016-09 did not have a significant impact on our financial statements or disclosure. The impact to the Company’s year-end financial statements, includes the establishment of a deferred tax asset (“DTA”) for the off-balance sheet net operating losses (“NOLs”) generated as a result of excess share based compensation deductions that have not yet been realized. Given the Company’s valuation allowance position, there is no impact to opening retained earnings as a result of the adoption of the ASU. On a prospective basis, the net shortfall/windfall will be recorded directly to the income tax provision.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2016	2015
Laboratory equipment	$2,632	$2,528
Software and computer equipment	449	441
Furniture and fixtures	153	153
Vehicles	204	204
Leasehold improvements	1,991	1,900
Assets under construction	20	18
Property and equipment, gross	5,449	5,244
Less accumulated depreciation and amortization	(4,941)	(4,659)
Property and equipment, net	$508	$585

Depreciation and amortization expense is $304,000 and $294,000 for the years ended December 31, 2016 and 2015, respectively.

Note 5. Investments and Fair Value Measurements

Available-for-Sale Investments

The Company classified short-term and long-term investments as “available-for-sale.” Investments are free of trading restrictions. The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholder’s equity (deficit) in the Consolidated Balance Sheets. Gains and losses are recognized when realized in the Consolidated Statements of Operations and Comprehensive Loss.

The Company’s investments in fixed income securities consisted of the following as of December 31, 2016:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets at Fair Value
Cash equivalents:
Money market funds	$1,549	$—	$—	$1,549
Short-term investments:
Certificates of Deposit	3,049	—	(2)	3,047
Commercial paper	21,248	—	—	21,248
U.S. government securities	19,267	—	(9)	19,258
U.S. government agency securities	5,000	—	(6)	4,994
Long-term investments:
U.S. government securities	2,500	—	(2)	2,498
Total Assets at Fair Value	$52,613	$—	$(19)	$52,594

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The Company’s investments in fixed income securities consisted of the following as of December 31, 2015:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets at Fair Value
Cash equivalents:
Money market funds	$12,799	$—	$—	$12,799
Commercial paper	5,949	—	—	5,949
U.S. government agency securities	3,049	—	—	3,049
Short-term investments:
Certificates of Deposit	3,374	—	—	3,374
Commercial paper	3,598	—	—	3,598
U.S. government securities	13,678	—	(30)	13,648
U.S. government agency securities	5,653	1	(4)	5,650
Long-term investments:
Certificates of Deposit	3,049	—	—	3,049
U.S. government securities	11,780	—	(52)	11,728
U.S. government agency securities	5,001	—	(30)	4,971
Total Assets at Fair Value	$67,930	$1	$(116)	$67,815

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of December 31, 2016. The unrealized gains and losses amounts above are included in AOCI as of December 31, 2016. All long-term investments will mature in 2018.

As of December 31, 2016, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2016.

Fair Value Measurement

The fair value of the available-for-sale investments at December 31, 2016 were as follows:

	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$1,549	$—	$—	$1,549
Short-term investments:
Certificates of Deposit	—	3,047	—	3,047
Commercial paper	—	21,248	—	21,248
U.S. government securities	19,258	—	—	19,258
U.S. government agency securities	—	4,994	—	4,994
Long-term investments:
U.S. government securities	2,498	—	—	2,498
Total Assets at Fair Value	$23,305	$29,289	$—	$52,594

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2016 or 2015. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt instruments. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2016 and 2015 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value. The carrying values of long-term debt, approximate fair value and is principally measured using Level 2 inputs based on quoted market prices or pricing models using current market rates.

The Company’s Level 3 liabilities, which were measured and recorded on a recurring basis, consist of derivative liabilities related to the convertible promissory note. The following table sets forth a summary of the changes in the fair value and other adjustments of these derivative liabilities (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$—	$1,580
Change in fair value and other adjustments	—	9
Derecognition of derivative liabilities upon debt extinguishment	—	(1,589)
Ending balance	$—	$—

Note 6. Investment in Unconsolidated Entity

Limagrain Cereal Seeds LLC

The Company owns a 35% ownership position in Limagrain Cereal Seeds LLC (“LCS”). The remaining 65% of LCS is owned by Vilmorin & Cie (“Limagrain”), a major global producer and marketer of field crop and vegetable seeds, through its wholly owned subsidiary, Vilmorin USA (“VUSA”). LCS improves and develops new wheat and barley varieties utilizing genetic and breeding resources, as well as advanced technologies from Limagrain and the Company. Funding for LCS comes from an initial pro rata equity investment from each partner and with subsequent financing in the form of debt from VUSA. As of December 31, 2016, the debt balance was $25.0 million with a maturity date of April 15, 2017. While it is the Company’s expectation that VUSA will provide LCS with additional debt financing and extend maturity for payment as needed, should additional capital in the form of equity be necessary to support the operations of LCS,

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

the Company has the option to fund its pro rata share of such cash or elect to have its ownership percentage diluted. As of December 31, 2016 and 2015, the Company’s investment in LCS has been reduced to $0 as a result of its equity method loss recognition.

Summarized condensed financial information related to the unconsolidated entity, accounted for using the equity method is as follows (in thousands):

	As of and for the year ended December 31,
	2016	2015
Assets:
Current assets	$2,963	$2,104
Non-current assets	9,776	9,864
Total assets	12,739	11,968
Liabilities and equity:
Current liabilities	26,992	20,807
Equity of Arcadia Biosciences, Inc.(1)	(4,989)	(3,002)
Equity of VUSA	(9,264)	(5,837)
Total liabilities and equity	$12,739	$11,968
Revenue	$3,635	$3,630
Gross profit	1,594	1,328
Loss from continuing operations	(5,268)	(5,509)
Net loss (2)	(5,413)	(5,741)

(1)	Effective June 2014, the investment balance has been reduced to $0.
(2)	As the Company’ investment balance has been reduced to $0 in 2014, the Company’s share of the pretax loss is $0 for the years ended December 31, 2016 and 2015.

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

As a result of the agreement to fund future contributions by Bioceres, Inc., the Company purchased common stock of Bioceres, S.A. in the aggregate amount of $2.0 million between January 2013 and August 2014. The Company’s maximum commitment to purchase stock in Bioceres, S.A. under the original funding agreement amounted to $2.0 million for 2014 and $1.2 million for 2015. In September 2014, the Company and Bioceres, S.A. entered into an agreement to reduce the annual commitment for 2014 to $500,000 and to eliminate the 2015

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

commitment. In consideration for these amendments, the Company surrendered 1,832 shares of Bioceres, S.A. held by the Company. The Company recorded an expense of $1.5 million related to this agreement in 2014.

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

Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amount of $416,000 and $1.3 million for the years ended December 31, 2016 and 2015, respectively.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2016	2015
Accounts payable—trade	$222	$424
Payroll and benefits	1,331	1,050
Research and development	182	323
Royalty fees due to unrelated parties	170	157
Accrued interest on notes payable	98	9
Consulting	29	152
Rent and utilities	85	77
Legal	45	57
Accrued withholding taxes	—	24
Other	197	150
Total accounts payable and accrued expenses	$2,359	$2,423

Exit or Disposal Activities

As of December 2016, the Company completed a comprehensive strategic review of its technology programs, pipeline, partner program progress, competitive landscape and market conditions, which resulted in the decision to realign its organizational capabilities to best support the Company’s near term product commercialization needs and preserve cash. As a result, a number of personnel changes were made, including the elimination of 23 positions. The severance costs associated with this reduction in force (RIF) were $192,000 for one-time employee termination benefits, and $224,000 in severance costs in connection with an executive employment contract, both of which, are recorded in Selling, General, and Administrative expense for the year ended December 31, 2016. A portion of the one-time employee termination benefits was paid out in December 2016 and the remaining severance amount of $389,000 was accrued under payroll and benefits as of December 31, 2016. Additionally, the Company has commenced closure of its Seattle office, which it expects will be completed by March 2017. Other than the aforementioned liability, the Company has no other associated exit or disposal costs pertaining to the year ended December 31, 2016.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 9. Long-Term Debt and Other Financing Arrangements

Longterm debt consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Notes payable	$25,127	$24,930
Total	$25,127	$24,930
Less current portion	—	—
Long-term portion	$25,127	$24,930

Term Note, Related Party

In July 2012, a 36month $8.0 million term note was executed with Moral Compass Corporation (“MCC”), the Company’s largest stockholder, and was subordinate to existing promissory notes and convertible promissory notes. This term note, including the principal balance of $8.0 million and accrued interest and prepayment fee of $148,000 was paid in full in April 2015. A prepayment fee of $80,000 was recorded as a loss on extinguishment of debt in 2015.

Promissory Notes

Promissory notes were executed with an unrelated party in August 2013 and November 2013 in the amounts of $2.0 million and $1.1 million, respectively. These notes, including the aggregate outstanding principal balance of $1.6 million and accrued interest and prepayment fee of $44,000, were paid in full in April 2015. A prepayment fee of $37,000 was recorded as a loss on extinguishment of debt in 2015.

Convertible Promissory Notes

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

In conjunction with the convertible promissory notes, the Company issued to the lender a warrant to purchase 75,666 shares of common stock at an exercise price of $16.52. The warrant was issued in December 2013, vested immediately and remains exercisable throughout the original fiveyear term. The Company allocated the gross proceeds from the notes to the derivative liabilities based on their initial fair values and the remainder of the proceeds to the convertible promissory note and warrants on a relative fair value basis. The amount allocated to the common stock warrant was recorded as a debt discount to be amortized as interest expense over the estimated term of the loan agreement using the effective interest rate method. The Company recognized interest expense related to the convertible promissory note of $747,000 for the year ended December 31, 2015. Of the total interest expense recognized, $536,000 was related to the debt discount for the year ended December 31, 2015. In March 2015, the

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

parties amended the warrant to clarify certain terms relating to expiration. The Company accounted for the amendment as a modification with the incremental increase in fair value of $197,000 as of the amendment date, which was accounted for as deemed dividends to the warrant holder.

Term Loans

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

As part of the Term Loans, the Company also issued the lenders warrants to purchase 1,503,760 shares of its common stock at an exercise price of $5.32 per share, which were only exercisable in the event that an IPO was not completed prior to September 30, 2015 and would have remained exercisable until November 1, 2018. The Company initially recorded $356,000 for the fair value of the warrants as a liability in the Consolidated Balance Sheets, which was subject to subsequent remeasurement for changes in fair value until exercise or expiration. In addition, the Company concluded that the interest rate adjustment upon nonoccurrence of an IPO was an embedded derivative and recorded $81,000 for the fair value of the embedded derivative as a liability, which was subject to subsequent remeasurement for changes in fair value until exercise or expiration. The proceeds received under the Term Loans, less fees paid to the lender of $290,000, were allocated to the warrant liability and the embedded derivative liability based on their initial fair values with the residual amount recorded as notes payable. The resulting debt discount was to be amortized as interest expense over the term of the Term Loans using the effective interest method. The interest expense related to the debt discount was $301,000 for the year ended December 31, 2015.In May 2015, upon the completion of the IPO, the warrants were terminated and the right to adjust the interest rate upon nonoccurrence of an IPO was relinquished. As such, the Company released the initial fair value of the warrants and the embedded derivative of $437,000 to other income. The Company recognized interest expense inclusive of the debt discount related to the combined Term Loans of $1.5 million for the year ended December 31, 2015.

In July 2015, the Company amended the Term Loans to include collateral of certain intellectual property rights in exchange for a waiver of the Company’s obligation to obtain a subordination agreement from Mahyco International with respect to the indebtedness the Company owed to them. In an event of default, the lenders could have accelerated and declared to be immediately due and payable the outstanding principal amount of the Term Loans and the Company’s other payment obligations under the agreement. In the case of a bankruptcy or insolvency event of default, the outstanding principal amount of the Term Loans and the Company’s other payment obligations under the loan agreement automatically would have accelerated and become due and payable. In addition, if an event of default occurred and continued under the loan agreement, the lenders could have exercised certain additional secured creditor remedies against the Company and against the assets that secured the Company’s obligations under the agreement.

In December 2015, the Company entered into a new loan and security agreement with Silicon Valley Bank (the “Bank”) providing for a senior secured term loan facility in the amount of $25.0 million. Proceeds were used by the Company to repay all existing debt including the Term Loans’ principal balance of $20.0 million and related accrued interest, prepayment and other fees in the amount of $1.3 million and the Convertible Promissory Notes’ principal balance of $3.7 million and associated accrued interest of $154,000. The Term Loans’ prepayment and end of term fees of $1.2 million were recorded as a loss on extinguishment of debt, along with the $427,000 unamortized debt discount and $58,000 of deferred loan issuance fees. In addition, Mahyco International’s option to place

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

another $5.0 million of convertible debt was surrendered with the repayment and the related derivative liabilities totaling $1.6 million were released and recorded as a gain on extinguishment of debt in 2015.

Under this existing loan and security agreement, interest accrues at a floating rate per annual rate equal to nine tenths of one percentage point (0.90%) above the prime rate published from time to time in The Wall Street Journal. The agreement requires the Company to make monthly interest-only payments through December 2017. After this date, the Company is required to make thirty-six (36) equal monthly installments of principal, plus accrued interest. The Company’s final payment, due on the maturity date of December 1, 2020, shall include all outstanding principal and accrued and unpaid interest plus a final payment equal to $600,000. In the event the loan is repaid prior to its maturity, a prepayment fee is due equal to 3% of the outstanding principal amount if prepayment occurs after December 29, 2016 but on or before December 29, 2017, and 1% of the outstanding principal amount if the prepayment occurs after December 29, 2017. The loan had been recorded on the Consolidated Balance Sheet as of December 31, 2015, net of issuance fees.

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

The Company recognized interest expense related to this agreement of $1.3 million for the year ended December 31, 2016. Of the total interest recognized, $198,000 was related to the debt discount for the year ended December 31, 2016.

Minimum principal payments on the Company’s outstanding debt related to the existing term loan as of December 31, 2016 are as follows (in thousands):

December 31, 2016
2017	$—
2018	8,333
2019	8,333
2020	8,334
Total	$25,000

Loss on Debt Extinguishment

The Company recognized a loss on debt extinguishment of $0 and $230,000 for the years ended December 31, 2016 and December 31, 2015, respectively. The loss was comprised of prepayment fees, deferred issuance fees and the release of derivative liabilities related to repaid debts noted above.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

As of December 31, 2016, a total of 5,223,245 shares of common stock were reserved for issuance under the 2015 Plan, of which 3,522,999 shares of common stock are available for future grant. As of December 31, 2016, a total of 2,878,536 and 1,700,246 options are outstanding under the 2006 and 2015 Plans, respectively.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2014	3,759,839	$3.00	$12,499
Options granted	352,494	7.30
Options exercised	(609,066)	0.59
Options cancelled and forfeited	(75,758)	7.33
Outstanding — Balance at December 31, 2015	3,427,509	$3.76	$3,707
Options granted	1,799,395	5.17
Options exercised	(228,141)	1.18
Options cancelled and forfeited	(419,981)	4.49
Outstanding — Balance at December 31, 2016	4,578,782	4.38	$—
Vested and expected to vest — December 31, 2016	4,561,042	4.37	$—
Exercisable —December 31, 2016	2,804,796	$3.65	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by the Board of Directors for each of the respective periods. The intrinsic value of options exercised was $0 and $1.5 million for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, there were no expired options, and the total fair value of shares vested during the years were $283,000 and $730,000, respectively.

As of December 31, 2016, there was $1.7 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 3.12 years.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

The fair value of stock option awards to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption:

	Year Ended December 31,
Assumptions	2016	2015
Expected term (years)	5.40 - 6.25	5.52
Expected volatility	87.80% - 91.40%	100%
Risk-free interest rate	1.17% - 1.54%	1.61%
Expected dividend yield	—	—

The weighted- average, estimated grant-date fair value of employee stock options granted during the years ended December 31, 2016 and 2015 was $1.13 and $4.64, respectively. The Company recognized $1.0 million and $1.3 million of compensation expense for stock options to employees and nonemployees for the years ended December 31, 2016 and 2015, respectively.

Employee Stock Purchase Plan

In May 2015, the Company’s 2015 Employee Stock Purchase Plan (“ESPP”) was introduced. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. The initial number of shares of common stock reserved for issuance under the ESPP is 625,000, and the ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of December 31, 2016, 75,342 shares had been issued under the ESPP. The Company recorded $80,000 and $69,000 of ESPP related compensation expense for the years ended December 31, 2016 and 2015, respectively.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 11. Commitments and Contingencies

Leases

The Company leases office and laboratory space, greenhouse space, grain storage bins, warehouse space, and equipment under operating lease agreements having initial lease terms ranging from three to five years, including certain renewal options available to the Company at market rates. The Company also leases land for field trials on a short-term basis. Future minimum payments under non-cancelable operating leases in effect as of December 31, 2016, are presented below (in thousands):

Years Ending December 31,	Amounts
2017	$782
2018	334
2019	5
Total future minimum payments under non- cancelable operating leases	$1,121

Rent expense under all operating leases totaled $1.3 million for both years ended December 31, 2016 and 2015.

Legal Matters

From time to time, in the ordinary course of business, the Company may become involved in certain legal proceedings. As of December 31, 2016 and 2015, the Company was not involved in any legal proceedings.

Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. ("Anawah" or "Sellers"), to purchase the Sellers’ food and agricultural research company through a stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs and, as a result, reduced the contingent liability to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. As of December 31, 2016, the Company continues to pursue a total of three development programs using this technology and believe that the contingent liability is probable, thus $3.0 million remains on the Consolidated Balance Sheet as an other noncurrent liability.

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

Royalties due to both related and unrelated parties on license revenue accrued as of December 31, 2016 and 2015 were $201,000 and $177,000, respectively. Royalties are included within research and development on the Consolidated Statements of Operations and Comprehensive Loss.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Milestone payments are contingent upon the successful development or implementation of various technologies. Payments for milestones yet to be achieved totaled $2.0 million for both years ended December 31, 2016 and 2015. The timing of the payments is not determinable at this time pending research and development currently in progress; however, no significant payments were made during the years ended December 31, 2016 and 2015.

The Company could be adversely affected by certain actions by the government as it relates to government contract revenue received in prior years. Government agencies, such as the Defense Contract Audit Agency routinely audit and investigate government contractors. These agencies review a contractor’s performance under its agreements; cost structure; and compliance with applicable laws, regulations and standards. The agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. While the Company’s management anticipates no adverse result from an audit, should any costs be found to be improperly allocated to a government agreement, such costs will not be reimbursed, or if already reimbursed, may need to be refunded. If an audit uncovers improper or illegal activities, civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments or fines, and suspension or prohibition from doing business with the government could occur. In addition, serious reputational harm or significant adverse financial effects could occur if allegations of impropriety were made against the Company. There currently are routine audits in process relating to government grant revenues.

Note 12. Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2016	2015
Domestic	$(19,599)	$(17,930)
Foreign	—	—
Loss before income taxes	$(19,599)	$(17,930)

The components of the provision for income taxes for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Current:
Federal	$—	$—
State	1	2
Foreign	24	24
Total current tax expense	25	26
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax benefit	—	—
Total tax expense	$25	$26

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The Company operates in only one federal jurisdiction, the United States. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015
Expected income tax provision at the federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	4.7%	4.5%
Change in valuation allowance	(37.8)%	(36.8)%
Nondeductible expenses	(0.9)%	(1.8)%
Withholding taxes	(0.1)%	(0.1)%
Income tax provision	(0.1)%	(0.2)%

The total income tax expense for the years ended December 31, 2016 and 2015 was $25,000 and $26,000, respectively, and is comprised of current state taxes and foreign taxes withheld by governmental agencies outside of the United States.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net operating loss carryforwards (“NOLs”) and other tax credits. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$49,593	$41,807
Unearned revenue	1,501	1,421
Stock-based compensation	2,861	2,485
Accrued payroll and benefits	215	226
Research and development credits	143	106
Capital loss carryover	13	16
Fixed asset basis difference	191	192
Inventory reserve	1,110	912
Charitable contributions	5	7
Total deferred tax assets	55,632	47,172
Less valuation allowance	(55,632)	(47,172)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The net valuation allowance increased by $8.5 million and $6.6 million during the years ended December 31, 2016 and 2015, respectively. Refer to Note 3 for a description of the impact to the DTA by adopting ASU No. 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

At December 31, 2016, the Company had federal and state NOLs aggregating approximately $136.2 million and $100.3 million, respectively. At December 31, 2016, the utilization of a portion of our NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code (IRC). Of the $136.2 million generated, $7.2 million will not be available to be utilized within the carryforward period. If not utilized, these federal NOLs will begin to expire in 2020 and these state NOLs will begin to expire in 2017. The Company continues to evaluate IRC Section 382, which may limit NOLs generated in future years.

The Company evaluates deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Such evaluation is based on consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the length of statutory carryforward periods; the Company’s experience with operating losses; and tax-planning alternatives. The significant piece of objective negative evidence evaluated was the cumulative loss incurred over the year ended December 31, 2016. Given this evidence and the expectation to incur operating losses in the foreseeable future, a full valuation allowance has been recorded against net deferred tax asset. The Company will continue to maintain a full valuation allowance against the entire amount of its net deferred tax asset, until such time as the Company has determined that the weight of the objectively verifiable positive evidence exceeds that of the negative evidence and it is likely that the Company will be able to utilize all of its net deferred tax asset relating to its federal and state NOL carryforwards. Although the Company has established a full valuation allowance on its net deferred tax asset, it has not forfeited the right to carryforward tax losses up to 20 years and applies such tax losses against taxable income in such years, thereby reducing its future tax obligations. The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2016, the Company’s tax years for 2006 through 2016 are generally subject to examination by the tax authorities. The years are open back to 2000 to the extent the NOLs being carried forward were generated then.

The Company applies the provisions of ASC 740 related to accounting for uncertain tax positions and concluded there were no such positions associated with the Company requiring accrual of a liability. As of December 31, 2016, the Company has not accrued for any such positions. The Company is currently not under audit for federal or state tax purposes. The Company does not expect a significant change to occur within the next 12 months.

Note 13. Retirement Benefits

The Company has a 401(k) retirement plan (the “Plan”) available for participation by all regular full-time employees who have completed three months of service with the Company. The Company established the Plan in 2008. The Plan provides for a discretionary matching contribution equal to 50% of the amount of the employee’s salary deduction, not to exceed 3% of the salary per employee. Highly compensated employees are excluded from receiving any discretionary matching contribution. Employees’ rights to employer contributions vest on the one-year anniversary of their date of employment. The Company has the option to make discretionary matching contributions. The Company did not make discretionary matching contributions during the years ended December 31, 2016 and 2015.

Note 14. Segment and Geographic Information

Management has determined that it has one business activity and operates in one segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.

Revenues based on the location of the customers, are as follows (in thousands):

	Year Ended December 31,
	2016	2015
United States	$2,715	$3,880
India (1)	(100)	658
Africa	353	293
United Arab Emirates	—	200
Belgium	—	121
France	18	91
Canada	202	75
Other	—	96
Total	$3,188	$5,414

(1)	The negative amount is due to the change in estimated commercialization dates in 2016, which impacted the timing of revenue recognition.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 15. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weightedaverage number of common shares outstanding during the period and excludes any dilutive effects of stockbased awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and conversion of convertible promissory notes, redeemable convertible preferred stock and convertible preferred stock. As the Company had net losses for the years ended December 31, 2016 and 2015, all potentially dilutive common shares were determined to be antidilutive.

Securities that were not included in the diluted per share calculations because they would be antidilutive were as follows (in shares):

	Year Ended December 31,
	2016	2015
Options to purchase common stock	4,578,782	3,427,509
Warrants to purchase common stock	1,336,894	1,336,894
Total	5,915,676	4,764,403

Note 16. Related Party Transactions

The Company’s related parties include MCC, Blue Horse Labs, Inc. (“BHL”), and Limagrain. As of December 31, 2015, BHL is deemed a related party as a result of its existing contractual relationship with the Company and because a Director of the Company also served as the Treasurer of BHL and as an Officer and Director of MCC, the Company’s controlling stockholder. Upon the resignation of the Director in November 2016, BHL remains an affiliate of the Company as of December 31, 2016.

Transactions with related parties are reflected in the consolidated financial statements under amounts due to related parties and notes payable to related party. Outlined below are details of agreements between the Company and its related parties:

A term note was executed with MCC in July 2012 for $8.0 million (see Note 9). This note was repaid in full in April 2015.

Under a license agreement executed in 2003 and amended in 2009, BHL receives a singledigit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding from BHL. Royalty fees due to BHL were $30,000 and $19,000 as of December 31, 2016 and December 31, 2015, respectively, and are included in the Consolidated Balance Sheets as amounts due to related parties.

License agreements were executed with Limagrain, a stockholder of the Company, in September 2009 and February 2011. The agreements license certain of the Company’s traits to Limagrain and include upfront license fees, annual license fees, milestone fees and valuesharing payments. Limagrain was subject to Item 404 of Regulation S-K – Transactions with Related Person, Promoters and Certain Control Person until the IPO in May 2015, at which time its ownership percentage fell below the 5% threshold. The Company recognized $91,000 of revenue under these agreements for the year ended December 31, 2015.

Note 17. Subsequent Event

On February 14, 2017, the Company received a letter from Nasdaq notifying us that we were not in compliance with the minimum close bid requirement set forth in Nasdaq Listing Rule 5405. In accordance with Nasdaq Listing Rule 5450(a)(1), we are provided with a cure to regain compliance until August 14, 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, Arcadia’s disclosure controls and procedures were evaluated, with the participation of Arcadia’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Arcadia in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Rajendra Ketkar, Arcadia’s principal executive officer, and Matthew T. Plavan, Arcadia’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Arcadia’s management, including Rajendra Ketkar, its principal executive officer, and Matthew T. Plavan, its principal financial officer, evaluated the effectiveness of Arcadia’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Arcadia’s internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ARCADIA BIOSCIENCES, INC.

Date: March 8, 2017	By:	/s/ RAJENDRA KETKAR
Rajendra Ketkar
President and Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2017	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose individual signature appears below hereby authorizes and appoints Matthew T. Plavan with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJENDRA KETKAR
Rajendra Ketkar	Director	March 8, 2017

/s/ KEVIN COMCOWICH
Kevin Comcowich	Director	March 8, 2017

/s/ UDAY GARG
Uday Garg	Director	March 8, 2017

/s/ GEORGE F.J. GOSBEE
George F.J. Gosbee	Director	March 8, 2017

/s/ VIC C. KNAUF
Vic C. Knauf	Director	March 8, 2017

/s/ RAJIV SHAH
Rajiv Shah	Director	March 8, 2017

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015
4.1	Form of Registrant’s common stock certificate.	S-1/A	333-202124	4.1	4/6/2015
4.2	Investors’ Rights Agreement dated March 28, 2014 among the Registrant and certain holders of its capital stock.	S-1	333-202124	4.2	2/17/2015
4.3	Amended and Restated Investors’ Rights Agreement dated April 30, 2010 among the Registrant and certain holders of its capital stock.	S-1	333-202124	4.3	2/17/2015
4.4	Note and Warrant Purchase Agreement dated September 27, 2013 between the Registrant and Mahyco International Pte Ltd., as amended.	S-1/A	333-202124	4.4	4/30/2015
4.5	Amended and Restated Stock Purchase Warrant dated December 11, 2013 between the Registrant and Mahyco International Pte Ltd.	S-1/A	333-202124	4.7	4/30/2015
4.6	Form of Common Stock Purchase Warrant between the Registrant and certain purchasers of its Series D Preferred Stock.	S-1	333-202124	4.8	2/17/2015
10.1†	License Agreement dated October 2, 2006 between the Registrant and The Governors of the University of Alberta.	S-1	333-202124	10.1	2/17/2015
10.2†	Intellectual Property License Agreement dated January 1, 2003 between the Registrant and Blue Horse Labs, Inc., as amended.	8-K	001-37383	10.2	6/10/2015
10.3†	Exclusive License Agreement for Drought-Resistant Plants dated July 2, 2010 between the Registrant and The Regents of the University of California, as amended.	S-1/A	333-202124	10.3	4/6/2015
10.4†	License Agreement dated February 14, 2002 between the Registrant and The University of Toronto Innovations Foundation.	S-1	333-202124	10.4	2/17/2015
10.5†	Amended and Restated License Agreement dated July 25, 2007 between the Registrant and Ross Products Division of Abbott Laboratories, as amended.	S-1/A	333-202124	10.5	4/6/2015
10.6†	Collaborative Research and Development Agreement dated July 31, 2009 between the Registrant and Maharashtra Hybrid Seeds Co. Ltd.	S-1	333-202124	10.6	2/17/2015
10.7†	Cooperative Agreement dated September 30, 2008 between the Registrant and the United States Agency for International Development, as amended.	S-1	333-202124	10.13	2/17/2015
10.8†	Cooperative Agreement dated October 11, 2012 between the Registrant and the United States Agency for International Development, as amended.	S-1	333-202124	10.14	2/17/2015

10.9*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015
10.10*	2006 Stock Plan, as amended and restated, and form of agreement thereunder.	S-1	333-202124	10.8	2/17/2015
10.11*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-202124	10.9	5/11/2015
10.12*	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202124	10.10	5/11/2015
10.13*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015
10.14*	Director Compensation Policy.	10-Q	001-37383	10.16	6/25/2015
10.15*	Form of Executive Officer Offer Letter.	S-1/A	333-202124	10.17	4/6/2015
10.16*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015
10.17	Office Lease dated March 17, 2003 between the Registrant and Buzz Oates LLC as successor to Marvin L. Oates, Trustee of the Marvin L. Oates Trust, as amended.	S-1	333-202124	10.12	2/17/2015
10.18	Loan and Security Agreement dated December 29, 2015 between the Registrant, as borrower, and Silicon Valley Bank, as lender.	8-K	001-37383	10.1	12/30/2015
21.1	List of subsidiaries of the Registrant.	S-1	333-202124	21.1	2/17/2015
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1◊	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2◊	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested to certain portions of this exhibit. Omitted portions have been separately filed with the SEC.