Form 10-Q
period 2017-03-31
Arcadia Biosciences, Inc.
filed 2017-05-10
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37383

Arcadia Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-0571538
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
202 Cousteau Place, Suite 105 Davis, CA	95618
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (530) 756-7077

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, the registrant had 42,664,821 shares of common stock, $0.001 par value per share, outstanding.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2017

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$7,559	$2,013
Short-term investments	40,966	48,547
Accounts receivable	284	349
Unbilled revenue	112	184
Inventories — current	242	252
Prepaid expenses and other current assets	1,281	877
Total current assets	50,444	52,222
Property and equipment, net	486	508
Inventories — noncurrent	1,276	1,327
Long-term investments	—	2,498
Other noncurrent assets	442	19
Total assets	$52,648	$56,574
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,183	$2,359
Amounts due to related parties	20	30
Notes payable — current	2,083	—
Unearned revenue — current	885	740
Total current liabilities	5,171	3,129
Notes payable — noncurrent	23,092	25,127
Unearned revenue — noncurrent	3,014	3,120
Other noncurrent liabilities	3,000	3,000
Total liabilities	34,277	34,376
Stockholders’ equity:
Common stock, $0.001 par value—400,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 42,664,821 and 44,487,678 shares issued and outstanding as of March 31, 2017 and December 31, 2016	43	44
Additional paid-in capital	174,114	173,723
Accumulated deficit	(155,766)	(151,550)
Accumulated other comprehensive loss	(20)	(19)
Total stockholders’ equity	18,371	22,198
Total liabilities and stockholders’ equity	$52,648	$56,574

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product	$205	$255
License	106	152
Contract research and government grants	707	445
Total revenues	1,018	852
Operating expenses:
Cost of product revenues	106	147
Research and development	1,823	2,202
Selling, general and administrative	3,052	3,436
Total operating expenses	4,981	5,785
Loss from operations	(3,963)	(4,933)
Interest expense	(339)	(327)
Other income, net	96	76
Net loss before income taxes	(4,206)	(5,184)
Income tax provision	(10)	(6)
Net loss and net loss attributable to common stockholders	$(4,216)	$(5,190)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.12)
Weighted-average number of shares used in per share calculations:
Basic and diluted	44,360,189	44,215,156
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	(1)	84
Other comprehensive income (loss)	(1)	84
Comprehensive loss attributable to common stockholders	$(4,217)	$(5,106)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,216)	$(5,190)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	81	67
Gain on disposal of equipment	(3)	—
Net amortization of investment premium and discount	(36)	76
Stock-based compensation	371	221
Accretion of debt discount	49	48
Changes in operating assets and liabilities:
Accounts receivable	65	119
Unbilled revenue	72	(24)
Inventories	62	14
Prepaid expenses and other current assets	(404)	(641)
Other noncurrent assets	(423)	(152)
Accounts payable and accrued expenses	(176)	414
Amounts due to related parties	(10)	(7)
Unearned revenue	38	200
Net cash used in operating activities	(4,530)	(4,855)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4	—
Purchases of property and equipment	(57)	(137)
Purchases of investments	(4,582)	—
Proceeds from sales and maturities of investments	14,695	10,465
Net cash provided by investing activities	10,060	10,328
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	—	(45)
Proceeds from exercise of stock options and ESPP purchases	16	139
Net cash provided by financing activities	16	94
Net increase in cash and cash equivalents	5,546	5,567
Cash and cash equivalents — beginning of period	2,013	23,973
Cash and cash equivalents — end of period	$7,559	$29,540
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$288	$193
Cash paid for income taxes	$—	$1
NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of membership interest in unconsolidated entity for common stock	$2	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$2	$1

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Organization

Arcadia Biosciences, Inc. (the “Company”) was incorporated in Arizona in 2002 and maintains its headquarters in Davis, California, with additional facilities in Phoenix, Arizona, and American Falls, Idaho. The Company was reincorporated in Delaware in March 2015.

The Company is an agricultural biotechnology trait company engaged in the development of traits that improve food, feed and fiber crops and enhance the value of the resulting agricultural products.  The Company has an extensive and diversified portfolio of mid to late-stage crop productivity and product quality traits addressing multiple crops that supply the global food and feed markets. The Company’s traits are focused on high-value enhancements that increase crop yields by enabling plants to more efficiently manage environmental and nutrient stresses, and that enhance the quality and value of agricultural products.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and Verdeca in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary of Verdeca, which is a VIE. The Company evaluates its relationships with the VIEs upon the occurrence of certain significant events that affect the design, structure or other factors pertinent to the primary beneficiary determination. Interim results are not necessarily indicative of results for any other interim period or for the full fiscal year. The information included in these condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2017.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU No. 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective for the Company as of January 1, 2018. Additional ASUs have been issued to amend or clarify the new guidance in ASC Topic 606 as follows:

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

The standard permits the use of either the retrospective or cumulative effect transition method. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to its condensed consolidated financial statements and related disclosures. The Company believes there may be a potential material impact to license revenue with the adoption of the new revenue recognition guidance. Based on our ongoing review, we expect to adopt the requirements of the new standard in the first quarter of 2018 using the modified retrospective method. The Company has not concluded on the effect of the aforementioned updates on its condensed consolidated financial statements.

In August 2014, The FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the condensed consolidated financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the condensed consolidated financial statements are issued. An entity must provide certain disclosure if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The update applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements as management has not identified any conditions or events that raise substantial doubt about its ability to continue as a going concern for one year after the date of the condensed consolidated financial statements are available to be issued.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update impacts classification, additional fair value measurement, impairment assessment of equity investments and current required disclosures. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted if the entity meets certain early application guidance. The Company is evaluating the impact of the adoption of ASU No. 2016-01 on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Based on the new standard, lessees would recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-02 on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU No. 2016-13 on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments address cash flow issues such as debt prepayment or debt extinguishment costs and zero-coupon debt instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments are to be applied using a retrospective transition method to each period presented. If it is impractical to retrospectively apply, it can be applied prospectively as of the earliest date practicable. The Company is evaluating the impact of the adoption of ASU No. 2016-15 on its condensed consolidated financial statements.

3. SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Raw materials inventories consist primarily of seed production costs incurred by the Company’s contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$44	$44
Finished goods	1,474	1,535
Inventories	$1,518	$1,579

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

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2017 and December 31, 2016, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2017
Cash equivalents:
Commercial paper	2,996	—	—	2,996
Money market funds	3,867	—	—	3,867
Short-term investments:
Certificates of Deposit	2,402	—	(1)	2,401
Commercial paper	16,076	—	—	16,076
U.S. government securities	17,508	—	(13)	17,495
U.S. government agency securities	5,000	—	(6)	4,994
Total Assets at Fair Value	$47,849	$—	$(20)	$47,829

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2016
Cash equivalents:
Money market funds	$1,549	$—	$—	$1,549
Short-term investments:
Certificates of Deposit	3,049	—	(2)	3,047
Commercial paper	21,248	—	—	21,248
U.S. government securities	19,267	—	(9)	19,258
U.S. government agency securities	5,000	—	(6)	4,994
Long-term investments:
U.S. government securities	2,500	—	(2)	2,498
Total Assets at Fair Value	$52,613	$—	$(19)	$52,594

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of March 31, 2017. The unrealized gains and losses amounts above are included in AOCI. All short-term investments will mature in 2017 except for one in the amount of $2.5 million, which will mature in 2018.

As of March 31, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2017.

Fair Value Measurement

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities, are as follows:

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

The fair value of the available-for-sale investments at March 31, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Commercial paper	$—	$2,996	$—	$2,996
Money market funds	3,867	—	—	3,867
Short-term investments:
Certificates of Deposit	—	2,402	—	2,402
Commercial paper	—	16,075	—	16,075
U.S. government securities	17,495	—	—	17,495
U.S. government agency securities	—	4,994	—	4,994
Total Assets at Fair Value	$21,362	$26,467	$—	$47,829

	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$1,549	$—	$—	$1,549
Short-term investments:
Certificates of Deposit	—	3,047	—	3,047
Commercial paper	—	21,248	—	21,248
U.S. government securities	19,258	—	—	19,258
U.S. government agency securities	—	4,994	—	4,994
Long-term investments:
U.S. government securities	2,498	—	—	2,498
Total Assets at Fair Value	$23,305	$29,289	$—	$52,594

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2017 or 2016. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt instruments. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2017 and 2016 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value. The carrying values of long-term debt, approximate fair value and is principally measured using Level 2 inputs based on quoted market prices or pricing models using current market rates.

5. Investment in Unconsolidated Entity

At December 31, 2016, the Company owned a 35% ownership position in Limagrain Cereal Seeds LLC (“LCS”). The remaining 65% of LCS is owned by Vilmorin & Cie (“Limagrain”), a major global producer and marketer of field crop and vegetable seeds and affiliate of Groupe Limagrain, through its wholly owned subsidiary, Vilmorin USA (“VUSA”). LCS improves and develops new wheat and barley varieties utilizing genetic and breeding resources, as well as advanced technologies, from Groupe Limagrain and the Company. Historically, funding for LCS has come from an initial pro rata equity investment from each partner and with subsequent financing in the form of debt from VUSA. The Company’s investment in LCS has been reduced to $0 as a result of its equity method loss recognition since 2014.

On March 31, 2017, the Company and VUSA entered into a non-cash exchange agreement, which the Company transferred to VUSA the Company’s entire membership interest in LCS and VUSA transferred to the Company 1,843,888 shares of the Company’s common stock held by Limagrain. The Company recorded the retirement of the shares using the cost method, resulting in an equity reclassification between common stock par value and additional paid-in capital.

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

Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $92,000 and $40,000 for the three months ended March 31, 2017 and 2016, respectively.

7. Debt

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Notes payable	$25,175	$25,127
Total	25,175	25,127
Less current portion	(2,083)	—
Long-term portion	$23,092	$25,127

Term Loan

In December 2015, the Company entered into a loan and security agreement (“Term Loan”) with Silicon Valley Bank (the “Bank”) providing for a senior secured term loan facility in the amount of $25.0 million, which proceeds were used to repay all existing debt.

The Term Loan accrues interest at a floating annual rate equal to nine tenths of one percentage point (0.90%) above the prime rate published from time to time in The Wall Street Journal. The agreement requires the Company to make monthly interest-only payments through December 2017. After this date, the Company is required to make thirty-six (36) equal monthly installments of principal, plus accrued interest. The Company’s final payment, due on the maturity date of December 1, 2020, shall include all outstanding principal and accrued and unpaid interest plus a final payment equal to $625,000. In the event the loan is repaid prior to its maturity, the Company is responsible for (i) all outstanding principal plus accrued and unpaid interest, (ii) a prepayment fee equal to 2% of the outstanding principal balance if prepayment occurs after December 29, 2016, but on or prior to December 29, 2017, and 1% of the outstanding principal amount if the prepayment occurs after December 29, 2017, (iii) the final payment of $625,000, and (iv) other bank expenses. The loan has been recorded on the Consolidated Balance Sheet, net of issuance fees.

This loan and security agreement contains customary events of default and covenants, including a financial covenant that requires the Company to maintain either a liquidity ratio (defined as the ratio of the Company’s cash, cash equivalents and net accounts receivable to the Company’s obligation owed to the Bank) of at least 1.4:1.0, or to cash collateralize 100% of the Company’s obligations to the Bank. The Company’s obligations to the Bank are secured by substantially all of the Company’s assets, excluding intellectual property. As of March 31, 2017, the Company is in compliance with all covenants.

The Company recognized interest expense of $339,000 and $327,000 for the three months ended March 31, 2017 and 2016, respectively. Of the total interest expense recognized, $49,000 was related to the amortization of the debt discount and end of term payment for both three months ended March 31, 2017 and 2016.

8. Stock-Based Compensation

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective upon the Company’s IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,087,729 shares of common stock reserved for future issuance, which included 212,729 shares under the 2006 Plan that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. Options granted generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted, once vested, are generally exercisable for up to 10 years after grant.

As of March 31, 2017, a total of 7,071,728 shares of common stock were reserved for issuance under the 2015 Plan, of which 5,458,292 shares of common stock are available for future grant. As of March 31, 2017, a total of 2,766,803 and 1,613,496 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2016	4,578,782	$4.38	$—
Options granted	—	N/A
Options exercised	—	N/A
Options cancelled and forfeited	(198,483)	3.36
Outstanding — Balance at March 31, 2017	4,380,299	$4.42	$—
Vested and expected to vest — March 31, 2017	4,346,958	$4.41	$—
Exercisable —March 31, 2017	2,713,195	$3.65	$—

As of March 31, 2017, there was $1.6 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.87 years.

There were no options granted during both three months ended March 31, 2017 and 2016.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2017, the number of shares of common stock reserved for future issuance under the ESPP is 1,403,627. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of March 31, 2017, 96,373 shares had been issued under the ESPP. The Company recorded $4,000 and $30,000 of compensation expense for the three months ended March 31, 2017 and 2016, respectively.

Warrants

On December 2013, the Company issued warrants to Mahyco International to purchase 75,666 shares of common stock, exercisable as of the issuance date, at an exercise price of $16.52 per share.

In connection with the Series D preferred stock financing in the first half of 2014, the Company issued warrants, exercisable as of the issuance date, to the Series D preferred stock investors to purchase an aggregate of 1,227,783 shares of common stock at an exercise price of $18.16 per share and to the placement agent to purchase 33,445 shares of common stock at $13.45.

All warrants expire five years from the warrants’ issuance date.

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

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The Company’s effective tax rate (ETR) was -0.2% and -0.1% for the three months ended March 31, 2017 and 2016, respectively. The difference between the effective tax rate and the federal statutory rate of 34% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

As of March 31, 2017, there have been no material changes to the Company’s uncertain tax positions.

10. Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah” or “Sellers”), to purchase the Sellers’ food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs, thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. As of March 31, 2017, the Company continues to pursue a total of three development programs using this technology and believes that the contingent liability is probable. As a result, $3.0 million remains on the Consolidated Balance Sheet as an other noncurrent liability.

11. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants and conversion of convertible promissory notes, redeemable convertible preferred stock and convertible preferred stock. As the Company had net losses for the three months ended March 31, 2017 and 2016, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	4,380,299	3,371,795
Warrants to purchase common stock	1,336,894	1,336,894
Total	5,717,193	4,708,689

12. Related-Party Transactions

The Company’s related parties include MCC and Blue Horse Labs, Inc. (“BHL”). BHL is deemed a related party of the Company as MCC, the Company’s controlling stockholder, and BHL share common officers and directors.

Under a license agreement executed in 2003 and amended in 2009, BHL receives a singledigit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding from BHL. Royalty fees due to BHL were $20,000 and $30,000 as of March 31, 2017 and December 31, 2016, respectively, and are included in the Condensed Consolidated Balance Sheets as amounts due to related parties.

13. Subsequent Events

The Company has reviewed and evaluated subsequent events through May 10, 2017, the date the condensed consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risks discussed under the section, “Risk Factors” in the most recent Annual Report on Form 10-K filed by the Company.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in the most recent Annual Report on Form 10-K filed by the Company. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We use both genetically modified, or GM, and non-GM technologies to develop our traits. This approach allows us to select the most appropriate technology tools for development of a particular trait, crop and market. However, a key component of the development cycle of GM traits is local, or in some instances, global deregulation of the trait by one or more regulatory agencies may be required. As there continues to be a significant debate about the role of GM traits in agricultural crops, we have seen this issue begin to impact some regulatory agencies which exercise control over the pace of deregulation of our products. We have recently experienced delays in the review of many of our high value traits from certain of these government regulatory authorities. For example, in India, where regulators have not approved field trials for testing of GM traits for the last two years, we estimate the impact to the trait development and crop commercialization timelines of our license partner in India, Mahyco, could be at least two to three years.

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

We have never been profitable and had an accumulated deficit of $155.8 million as of March 31, 2017. We incurred net losses of $4.2 million and $5.2 million for the three months ended March 31, 2017 and 2016, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need additional funding to support our operating activities.

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

Operating Expenses

Cost of Product Revenues

Cost of product revenues relates to the sale of our SONOVA products and consists of in-licensing and royalty fees, any adjustments to inventory, as well as the cost of raw materials, including inventory and third-party services costs related to procuring, processing, formulating, packaging, and shipping our SONOVA products.

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

Interest Expense

Interest expense consists primarily of contractual interest and amortization of debt discount on our term loan.

Other Income, Net

Other income, net, consists of interest income and the amortization of investment premium and discount on our cash and cash equivalents and investments.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		$ Change	% Change
	2017	2016
	(In thousands except percentage)
Revenues:
Product	$205	$255	$(50)	(20)%
License	106	152	(46)	(30)%
Contract research and government grants	707	445	262	59%
Total revenues	1,018	852	166	19%
Operating expenses:
Cost of product revenues	106	147	(41)	(28)%
Research and development	1,823	2,202	(379)	(17)%
Selling, general and administrative	3,052	3,436	(384)	(11)%
Total operating expenses	4,981	5,785	(804)	(14)%
Loss from operations	(3,963)	(4,933)	(970)	(20)%
Interest expense	(339)	(327)	12	4%
Other income, net	96	76	20	26%
Net loss before income taxes	(4,206)	(5,184)	(978)	(19)%
Income tax benefit (provision)	(10)	(6)	4	67%
Net loss and net loss attributable to common stockholders	$(4,216)	$(5,190)	$(974)	(19)%

Revenues

Product revenues accounted for 20% and 30% of our total revenues in the three months ended March 31, 2017 and 2016, respectively. Our product revenues from sales of our SONOVA products decreased by $50,000, or 20%, in the quarter-to-quarter comparison, primarily as a function of the timing of orders.

License revenues accounted for 10% and 18% of our total revenues for three months ended March 31, 2017 and 2016, respectively. Our license revenues decreased by $46,000, or 30%, in the three months ended March 31, 2017 compared to revenues in the same period of 2016. The decrease in license revenue was primarily due to delays in the estimated launch date for a number of our out-licensed yield traits, thereby reducing the amount amortized into revenue each quarter thereafter.

Contract research and government grant revenues comprise a significant portion of our total revenues and accounted for 70% and 52% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. Our contract research and government grant revenues increased by $262,000, or 59%, in the three months ended March 31, 2017 compared to the same period in 2016. The increase in grant and contract research revenue is primarily driven by a new contract research agreement in 2017. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of the award of government grants and eligible research and development expenses.

Cost of Product Revenues

Cost of product revenues decreased by $41,000, or 28%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to the decrease in sales when comparing the respective periods.

Research and Development

Research and development expenses decreased by $379,000, or 17%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily driven by lower salaries and benefits, mainly as a result of the reductions in our workforce that occurred in 2016, which was partially offset by increased expenses pertaining to Verdeca.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $384,000, or 11%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily driven by lower salaries and benefits, mainly as a result of the reductions in our workforce in 2016.

Interest Expense

Interest expense of $339,000 for the three months ended March 31, 2017 was relatively consistent when compared to $327,000 for the three months ended March 31, 2016.

Other Income, Net

Other income, net, of $96,000 for the three months ended March 31, 2017 was an increase of $20,000, or 26%, in income when compared to a net income of $76,000 for the three months ended March 31, 2016. The increase was primarily related to lower investment balances in 2017.

Income Tax Provision

Income tax provision of $10,000 for the three months ended March 31, 2017 was relatively consistent when compared to the $6,000 for three months ended March 31, 2016.

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

Liquidity and Capital Resources

We have funded our operations primarily with the net proceeds from our initial public offering and private placements of equity and debt securities, as well as proceeds from the sale of our SONOVA products and payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which are primarily focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes conducting replicated field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of March 31, 2017, we had cash and cash equivalents of $7.5 million and short-term investments of $41.0 million.

In May 2015, we completed our initial public offering. In connection with this offering, we issued and sold 8,528,306 shares of common stock at a price to the public of $8.00 per share and received $58.4 million in net proceeds, after deducting underwriting discounts and commissions of $4.8 million and offering expenses of $5.0 million.

In December 2015, we obtained additional debt financing in the form of a $25.0 million senior secured term loan, allowing us to prepay all previous debt with a more favorable interest rate and maturity. Due to our anticipated cash needs and unless we renegotiate the terms of the existing agreement, we will not be able to meet the liquidity ratio covenant within the next twelve months. At such time, we would be required to pledge the minimum collateral of the outstanding balance of our term loan. Refer to Note 7 – Debt.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(4,530)	$(4,855)
Investing activities	10,060	10,328
Financing activities	16	94
Net increase in cash	$5,546	$5,567

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2017 was $4.5 million. Our net loss of $4.2 million, net amortization of investment premiums and discounts of $36,000, and adjustments in our working capital accounts of $776,000 were partly offset by non-cash charges of $371,000 for stock-based compensation, $81,000 for depreciation and amortization, and $49,000 for accretion of debt discount.

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

Cash provided by investing activities

Cash provided by investing activities for the three months ended March 31, 2017 of $10.0 million primarily consisted of $14.7 million in proceeds from sales and maturities of investments, which was offset by $4.6 million in purchases of short-term investments.

Cash provided investing activities for the three months ended March 31, 2016 of $10.3 million primarily consisted of maturities of short-term investments, partially offset by purchases of property and equipment.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2017 of $16,000 consisted of proceeds from the purchase of ESPP shares.

Cash provided by financing activities for the three months ended March 31, 2016 of $94,000 consisted of proceeds from the exercise of stock options and the purchase of ESPP shares.

Contractual Obligations and Other Commitments

There have been no other material changes in our contractual obligations since December 31, 2016.

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

We consider our critical accounting policies and estimates to be revenue recognition, inventories, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2017.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4:	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Arcadia Biosciences, Inc.

May 10, 2017	By:	/s/ RAJENDRA KETKAR
Rajendra Ketkar
President and Chief Executive Officer

May 10, 2017	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.