Form 10-Q
period 2017-06-30
Arcadia Biosciences, Inc.
filed 2017-08-10
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the registrant had 42,664,821 shares of common stock, $0.001 par value per share, outstanding.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2017

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$13,438	$2,013
Short-term investments	30,740	48,547
Accounts receivable	432	349
Unbilled revenue	141	184
Inventories — current	286	252
Prepaid expenses and other current assets	1,480	877
Total current assets	46,517	52,222
Property and equipment, net	417	508
Inventories — noncurrent	1,153	1,327
Long-term investments	—	2,498
Other noncurrent assets	346	19
Total assets	$48,433	$56,574
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,834	$2,359
Amounts due to related parties	27	30
Notes payable — current	4,167	—
Unearned revenue — current	666	740
Total current liabilities	6,694	3,129
Notes payable — noncurrent	21,058	25,127
Unearned revenue — noncurrent	2,920	3,120
Other noncurrent liabilities	3,000	3,000
Total liabilities	33,672	34,376
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 and 400,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 42,664,821 and 44,487,678 shares issued and outstanding as of June 30, 2017 and December 31, 2016	43	44
Additional paid-in capital	174,503	173,723
Accumulated deficit	(159,772)	(151,550)
Accumulated other comprehensive loss	(13)	(19)
Total stockholders’ equity	14,761	22,198
Total liabilities and stockholders’ equity	$48,433	$56,574

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product	$195	$65	$400	$320
License	103	140	209	292
Contract research and government grants	693	516	1,400	961
Total revenues	991	721	2,009	1,573
Operating expenses:
Cost of product revenues	116	35	222	182
Research and development	1,669	2,216	3,492	4,418
Selling, general and administrative	2,943	2,759	5,995	6,195
Total operating expenses	4,728	5,010	9,709	10,795
Loss from operations	(3,737)	(4,289)	(7,700)	(9,222)
Interest expense	(365)	(327)	(704)	(654)
Other income, net	104	76	200	152
Net loss before income taxes	(3,998)	(4,540)	(8,204)	(9,724)
Income tax provision	(8)	(11)	(18)	(17)
Net loss and net loss attributable to common stockholders	$(4,006)	$(4,551)	$(8,222)	$(9,741)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.10)	$(0.19)	$(0.22)
Weighted-average number of shares used in per share calculations:
Basic and diluted	42,664,821	44,308,245	43,572,936	44,274,508
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	7	25	6	109
Other comprehensive income	7	25	6	109
Comprehensive loss attributable to common stockholders	$(3,999)	$(4,526)	$(8,216)	$(9,632)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,222)	$(9,741)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	146	147
Gain on disposal of equipment	(3)	—
Net amortization of investment premium and discount	(65)	139
Stock-based compensation	760	393
Accretion of debt discount	99	98
Changes in operating assets and liabilities:
Accounts receivable	(83)	529
Unbilled revenue	43	(10)
Inventories	140	(19)
Prepaid expenses and other current assets	(603)	(670)
Other noncurrent assets	(327)	(67)
Accounts payable and accrued expenses	(525)	195
Amounts due to related parties	(3)	(4)
Unearned revenue	(274)	163
Net cash used in operating activities	(8,917)	(8,847)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4	—
Purchases of property and equipment	(58)	(198)
Purchases of investments	(19,405)	—
Proceeds from sales and maturities of investments	39,785	12,205
Net cash provided by investing activities	20,326	12,007
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	—	(46)
Proceeds from exercise of stock options and ESPP purchases	16	273
Net cash provided by financing activities	16	227
Net increase in cash and cash equivalents	11,425	3,387
Cash and cash equivalents — beginning of period	2,013	23,973
Cash and cash equivalents — end of period	$13,438	$27,360
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$599	$474
Cash paid for income taxes	$1	$2
NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of membership interest in unconsolidated entity for common stock	$2	$—
Stock option exercise cost included in accounts receivable	$—	$30

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

Liquidity, Capital Resources, and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of June 30, 2017, the Company had an accumulated deficit of $159.8 million, cash and cash equivalents of $13.4 million, and short-term investments of $30.7 million. As is disclosed in Note 13, the Company repaid its $25.0 million term loan and related interest, prepayment and end-of-term payments totaling $1.3 million with Silicon Valley Bank in July 2017. The Company’s cash and investments combined with its anticipated cash used in operations raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans include attempting to secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other agriculture biotechnology companies or third parties to co-develop and fund research, development or commercialization efforts, or similar transactions. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

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

The standard permits the use of either the retrospective or cumulative effect transition method. The Company has completed its initial analysis in identifying which revenue streams will be impacted by the new guidance. The Company believes there will not be a material impact to product revenues. The Company’s assessment of the performance obligations associated with our current revenue streams from grants, licenses and research agreements is ongoing; however, we believe there may be a potential material impact to license revenue. The Company continues to analyze the potential impacts to its condensed consolidated financial statements and related disclosures. Based on our ongoing review, we expect to adopt the requirements of the new standard in the first quarter of 2018 using the modified retrospective method. The Company has not concluded on the effect of the aforementioned updates on its condensed consolidated financial statements.

In August 2014, The FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the condensed consolidated financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the condensed consolidated financial statements are issued. An entity must provide certain disclosure if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The update applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Refer to Note 1.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments affect any entity that changes the terms or conditions of a share-based payment award. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued and be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of the adoption of ASU No. 2017-09 on its condensed consolidated financial statements.

3. SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Raw materials inventories consist primarily of seed production costs incurred by the Company’s contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$44	$44
Finished goods	1,395	1,535
Inventories	$1,439	$1,579

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

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2017 and December 31, 2016, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2017
Cash equivalents:
Commercial paper	6,846	—	—	6,846
Money market funds	2,077	—	—	2,077
U.S. government agency securities	4,497	—	—	4,497
Short-term investments:
Certificates of Deposit	1,911	—	(1)	1,910
Commercial paper	13,852	—	—	13,852
U.S. government securities	9,990	—	(9)	9,981
U.S. government agency securities	5,000	—	(3)	4,997
Total Assets at Fair Value	$44,173	$—	$(13)	$44,160

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2016
Cash equivalents:
Money market funds	$1,549	$—	$—	$1,549
Short-term investments:
Certificates of Deposit	3,049	—	(2)	3,047
Commercial paper	21,248	—	—	21,248
U.S. government securities	19,267	—	(9)	19,258
U.S. government agency securities	5,000	—	(6)	4,994
Long-term investments:
U.S. government securities	2,500	—	(2)	2,498
Total Assets at Fair Value	$52,613	$—	$(19)	$52,594

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of June 30, 2017. The unrealized gains and losses amounts above are included in AOCI. All short-term investments will mature in 2017 except for two totaling $3.9 million, which will mature in 2018.

As of June 30, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2017.

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

The fair value of the available-for-sale investments at June 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Commercial paper	$—	$6,846	$—	$6,846
Money market funds	2,077	—	—	2,077
U.S. government securities	—	$4,497	—	4,497
Short-term investments:
Certificates of Deposit	—	1,910	—	1,910
Commercial paper	—	13,852	—	13,852
U.S. government securities	9,981	—	—	9,981
U.S. government agency securities	—	4,997	—	4,997
Total Assets at Fair Value	$12,058	$32,102	$—	$44,160

	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$1,549	$—	$—	$1,549
Short-term investments:
Certificates of Deposit	—	3,047	—	3,047
Commercial paper	—	21,248	—	21,248
U.S. government securities	19,258	—	—	19,258
U.S. government agency securities	—	4,994	—	4,994
Long-term investments:
U.S. government securities	2,498	—	—	2,498
Total Assets at Fair Value	$23,305	$29,289	$—	$52,594

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2017 or 2016. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt instruments. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2017 and December 31, 2016 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value. The carrying values of long-term debt, approximate fair value and is principally measured using Level 2 inputs based on quoted market prices or pricing models using current market rates.

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

As of June 30, 2017, the Company does not have an investment in an unconsolidated entity.

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

Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $135,000, $83,000, $224,000, and $123,000 for the three and six months ended June 30, 2017 and 2016, respectively.

7. Debt

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Notes payable	$25,225	$25,127
Total	25,225	25,127
Less current portion	(4,167)	—
Long-term portion	$21,058	$25,127

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

This loan and security agreement contains customary events of default and covenants, including a financial covenant that requires the Company to maintain either a liquidity ratio (defined as the ratio of the Company’s cash, cash equivalents and net accounts receivable to the Company’s obligation owed to the Bank) of at least 1.4:1.0, or to cash collateralize 100% of the Company’s obligations to the Bank. The Company’s obligations to the Bank are secured by substantially all of the Company’s assets, excluding intellectual property. As of June 30, 2017, the Company is in compliance with all covenants. In July 2017, the Company repaid the Term Loan. Refer to Note 13.

The Company recognized interest expense of $365,000, $327,000, $704,000 and $654,000 for the three and six months ended June 30, 2017 and 2016, respectively. Of the total interest expense recognized, $49,000 and $98,000 were related to the amortization of the debt discount and end of term payment for both three and six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, a total of 7,118,091 shares of common stock were reserved for issuance under the 2015 Plan, of which 3,679,325 shares of common stock are available for future grant. As of June 30, 2017, a total of 2,567,940 and 3,508,766 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2016	4,578,782	$4.38	$—
Options granted	1,977,770	0.71
Options exercised	—	N/A
Options cancelled and forfeited	(479,846)	3.82
Outstanding — Balance at June 30, 2017	6,076,706	$3.23	$—
Vested and expected to vest — June 30, 2017	6,011,371	$3.23	$—
Exercisable —June 30, 2017	2,809,881	$3.77	$—

As of June 30, 2017, there was $2.1 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 3.19 years.

There fair value of stock option awards to executives, employees, and other service providers was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	5.50 - 6.26	6.06 - 6.15	5.50 - 6.26	6.06 - 6.15
Expected volatility	80 - 82%	88 - 90%	80 - 82%	88 - 90%
Risk-free interest rate	1.80 - 1.91%	1.52 - 1.54%	1.80 - 1.91%	1.52 - 1.54%
Dividend yield	—	—		—

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2017, the number of shares of common stock reserved for future issuance under the ESPP is 1,403,627. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of June 30, 2017, 96,373 shares had been issued under the ESPP. The Company recorded $2,000, $26,000, $6,000 and $56,000 of compensation expense for the three months and six ended June 30, 2017 and 2016, respectively.

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

Common Stock

In June 2017, the shareholder approved the Certificate of Amendment to the Amended and Restated Certificate of Incorporation to reduce the authorized common stock from four hundred million to one hundred and fifty million shares.

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

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The Company’s effective tax rate (ETR) was -0.2%, -0.2%, -0.2%, and -0.2% for the three and six months ended June 30, 2017 and 2016, respectively. The difference between the effective tax rate and the federal statutory rate of 34% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

As of June 30, 2017, there have been no material changes to the Company’s uncertain tax positions.

10. Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah” or “Sellers”), to purchase the Sellers’ food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs, thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. As of June 30, 2017, the Company continues to pursue a total of three development programs using this technology and believes that the contingent liability is probable. As a result, $3.0 million remains on the Consolidated Balance Sheet as an other noncurrent liability.

11. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the three and six months ended June 30, 2017 and 2016, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Six Months Ended June 30,
	2017	2016
Options to purchase common stock	6,076,706	3,768,293
Warrants to purchase common stock	1,336,894	1,336,894
Total	7,413,600	5,105,187

12. Related-Party Transactions

The Company’s related parties include MCC and Blue Horse Labs, Inc. (“BHL”). BHL is deemed a related party of the Company as MCC, the Company’s controlling stockholder, and BHL share common officers and directors.

Under a license agreement executed in 2003 and amended in 2009, BHL receives a singledigit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding from BHL. Royalty fees due to BHL were $27,000 and $30,000 as of June 30, 2017 and December 31, 2016, respectively, and are included in the Condensed Consolidated Balance Sheets as amounts due to related parties.

13. Subsequent Events

The Company has reviewed and evaluated subsequent events through August 10, 2017, the date the condensed consolidated financial statements were available to be issued.

In July 2017, the Company repaid its $25.0 million Term Loan with Silicon Valley Bank including interest of $148,000, early prepayment fee of $500,000 and end-of-term payment of $625,000, respectively.

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

Overview

We are an agricultural biotechnology trait company engaged in the development of traits that improve food, feed and fiber crops, and enhance the value of the resulting agricultural products. Our traits are focused on high-value enhancements that increase crop yields by enabling plants to more efficiently manage environmental and nutrient stresses, and that enhance the quality and nutritional value of agricultural products. Our distinct areas of focus are the improvement of crop yields by mitigating the impacts of abiotic stresses such as drought, heat, nutrient deficiency, water scarcity, and soil salinity and the enhancement of the nutritional quality of crops by changing the compositional quality of oilseeds and grains. Our target markets are several of the largest crops within the $40.5 billion global seed market and specific ingredients within the $140 billion global nutrition and supplements markets.

We have successfully developed and continue to advance a broad suite of potentially high value agricultural yield traits, such as Nitrogen Use Efficiency (NUE), Water Use Efficiency (WUE), and Drought Tolerance, in key food crops like corn, rice, wheat, and soybean. In addition, we are developing a portfolio of quality and nutritional traits in wheat including increased fiber content, improved flavor and extended shelf-life. We have also commercialized and are marketing SONOVA Gamma Linolenic Acid (GLA) oil, an omega-6 fatty acid mainly used as an ingredient in nutritional supplements.

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

We believe the fundamental value of these traits remains commercially significant and we, along with our development and commercialization partners, remain fully committed to their ultimate commercialization. However, to compensate for the near-term impact of these regulatory delays on our anticipated commercialization revenue share, the Company completed a comprehensive strategic review in the second half of 2016 of its technology programs, product pipeline, partner progress, competitive landscape and market conditions in order to prioritize and appropriately resource its most promising products and opportunities. As a result, some programs were terminated or placed on hold while investments in other programs were accelerated with the aim of generating the highest potential near-term value for the Company and its shareholders. We will continue to work with our partners to closely monitor the progress of deregulation activities affecting our GM traits, and at the same time, we are realigning our core capabilities and evolving our business model to accelerate the development and near-term commercialization of non-GM nutrition and quality traits.

Our highest near-term priorities include the expansion of the market for our SONOVA GLA products, bringing our non-GM traits in wheat quality and wheat yield to market, and working closely with our strategic partners to advance our yield trait in corn and soybeans. Earlier in 2017, we expanded our marketing activities to include the use of SONOVA GLA products in pet foods. In the U.S, we have partnered with Dow AgroSciences and Becks Hybrids for the development of yield traits in corn. In South America, we formed Verdeca, a joint venture with Bioceres, a leading agricultural biotechnology company in Argentina, to develop, deregulate and commercialize stress-tolerant soybeans. Verdeca received its first regulatory approval in Argentina in 2015 and submitted regulatory applications in the U.S to the Food and Drug Administration (FDA) and in China to the Ministry of Agriculture (MOA) in 2016.

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

We have never been profitable and had an accumulated deficit of $159.8 million as of June 30, 2017. We incurred net losses of $8.2 million and $9.7 million for the six months ended June 30, 2017 and 2016, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we will need additional funding to support our operating activities. Refer to Liquidity and Capital Resources in Note 1.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		$ Change	% Change
	2017	2016
	(In thousands except percentage)
Revenues:
Product	$195	$65	$130	200%
License	103	140	(37)	(26)%
Contract research and government grants	693	516	177	34%
Total revenues	991	721	270	37%
Operating expenses:
Cost of product revenues	116	35	81	231%
Research and development	1,669	2,216	(547)	(25)%
Selling, general and administrative	2,943	2,759	184	7%
Total operating expenses	4,728	5,010	(282)	(6)%
Loss from operations	(3,737)	(4,289)	552	(13)%
Interest expense	(365)	(327)	(38)	12%
Other income, net	104	76	28	37%
Net loss before income taxes	(3,998)	(4,540)	542	(12)%
Income tax provision	(8)	(11)	3	(27)%
Net loss and net loss attributable to common stockholders	$(4,006)	$(4,551)	$545	(12)%

Revenues

Product revenues accounted for 20% and 9% of our total revenues in the three months ended June 30, 2017 and 2016, respectively. Our product revenues from sales of our SONOVA products increased by $130,000, or 200%, in the quarter-to-quarter comparison, primarily as a function of the timing of orders.

License revenues accounted for 10% and 19% of our total revenues for three months ended June 30, 2017 and 2016, respectively. Our license revenues decreased by $37,000, or 26%, in the three months ended June 30, 2017 compared to revenues in the same period of 2016. The decrease in license revenue was primarily due to delays in the estimated launch date for a number of our out-licensed yield traits, thereby reducing the amount amortized into revenue each quarter thereafter.

Contract research and government grant revenues comprise a significant portion of our total revenues and accounted for 70% and 72% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. Our contract research and government grant revenues increased by $177,000, or 34%, in the three months ended June 30, 2017 compared to the same period in 2016. The increase in grant and contract research revenue was primarily driven by a new contract research agreement in 2017. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of the award of government grants and eligible research and development expenses.

Cost of Product Revenues

Cost of product revenues increased by $81,000, or 231%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to the increase in sales when comparing the respective periods.

Research and Development

Research and development expenses decreased by $547,000, or 25%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily driven by lower salaries and benefits, mainly as a result of the reductions in our workforce that occurred in 2016, which was partially offset by increased expenses pertaining to field costs and Verdeca.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $184,000, or 7%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily driven by consulting and stock-based compensation expenses, which were partly offset by lower salaries and benefits.

Interest Expense

Interest expense of $365,000 for the three months ended June 30, 2017 was relatively consistent when compared to $327,000 for the three months ended June 30, 2016.

Other Income, Net

Other income, net, of $104,000 for the three months ended June 30, 2017 was an increase of $28,000, or 37%, in income when compared to a net income of $76,000 for the three months ended June 30, 2016. The increase was primarily related to lower amortization of investment premiums in 2017.

Income Tax Provision

Income tax provision of $8,000 for the three months ended June 30, 2017 was relatively consistent when compared to the $11,000 for three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		$ Change	% Change
	2017	2016
	(In thousands except percentage)
Revenues:
Product	$400	$320	$80	25%
License	209	292	(83)	(28)%
Contract research and government grants	1,400	961	439	46%
Total revenues	2,009	1,573	436	28%
Operating expenses:
Cost of product revenues	222	182	40	22%
Research and development	3,492	4,418	(926)	(21)%
Selling, general and administrative	5,995	6,195	(200)	(3)%
Total operating expenses	9,709	10,795	(1,086)	(10)%
Loss from operations	(7,700)	(9,222)	1,522	(17)%
Interest expense	(704)	(654)	(50)	8%
Other income, net	200	152	48	32%
Net loss before income taxes	(8,204)	(9,724)	1,520	(16)%
Income tax provision	(18)	(17)	(1)	6%
Net loss and net loss attributable to common stockholders	(8,222)	(9,741)	1,519	(16)%

Revenues

Product revenues accounted for 20% of our total revenues for both six months ended June 30, 2017 and 2016, respectively. Product revenues from sales of our Sonova products increased by $80,000, or 25%, primarily as a function of the timing of orders.

License revenues accounted for 10% and 19% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. Our license revenues decreased by $83,000, or 28%, in the six months ended June 30, 2017 compared to revenues in the same period of 2016. The decrease in license revenue was primarily due to delays in the estimated launch date for a number of our out-licensed yield traits, thereby reducing the amount recognized in 2017.

Contract research and government grant revenues comprise a significant portion of our total revenues and accounted for 70% and 61% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. Our contract research and government grant revenues increased by $439,000, or 46%, in the six months ended June 30, 2017 compared to the same period in 2016. The increase in grant and contract research revenue was primarily driven a new contract research agreement in 2017.

Cost of Product Revenues

Cost of product revenues increased by $40,000, or 22%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to the increase in sales when comparing the respective periods.

Research and Development

Research and development expenses decreased by $926,000, or 21%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily driven by lower salaries and benefits, mainly as a result of the reductions in our workforce that occurred in 2016, which was partially offset by Verdeca expenses.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $200,000, or 3%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily driven by lower salaries and benefits, mainly as a result of the reductions in our workforce that occurred in 2016, partially offset by increased consulting and stock-based compensation expenses.

Interest Expense

Interest expense was $704,000 for the six months ended June 30, 2017, an increase of $50,000, or 8%, compared to $654,000 for the six months ended June 30, 2016. The increase was primarily due to slight increases of the prime rate in 2017.

Other Income, Net

Other income, net, of $200,000 for the six months ended June 30, 2017 was decrease of $48,000, or 32%, in expenses when compared to a net income of $152,000 for the six months ended June 30, 2016. The decrease of expenses was primarily related to lower amortization of investment premiums in 2017.

Income Tax Provision

Income tax provision of $18,000 for the six months ended June 30, 2017 was relatively consistent when compared to the $17,000 for six months ended June 30, 2016.

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

Liquidity, Capital Resources and Going Concern

We have funded our operations primarily with the net proceeds from our initial public offering and private placements of equity and debt securities, as well as proceeds from the sale of our SONOVA products and payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which are primarily focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes conducting replicated field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of June 30, 2017, we had cash and cash equivalents of $13.4 million and short-term investments of $30.7 million.

In May 2015, we completed our initial public offering. In connection with this offering, we issued and sold 8,528,306 shares of common stock at a price to the public of $8.00 per share and received $58.4 million in net proceeds, after deducting underwriting discounts and commissions of $4.8 million and offering expenses of $5.0 million.

In December 2015, we obtained additional debt financing in the form of a $25.0 million senior secured term loan, allowing us to prepay all previous debt with a more favorable interest rate and maturity. Due to our anticipated cash needs and unless we renegotiate the terms of the existing agreement or repay the loan, we will not be able to meet the liquidity ratio covenant within the next twelve months. At such time, we would be required to pledge the minimum collateral of the outstanding balance of our term loan. In July 2017, we repaid the loan in full. Refer to Note 13.

We believe that our existing cash, cash equivalents, and short-term investments will not be sufficient to meet our anticipated cash requirements for at least the next 12 months. Refer to Note 1.

We may secure additional required funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other agriculture biotechnology companies or third parties to co-develop and fund research, development or commercialization efforts, or similar transactions. Our sale of additional equity would result in dilution to our stockholders. Our incurrence of additional debt would result in increased debt service obligations, and the instruments governing our debt could provide for additional operating and financing covenants that would restrict our operations. Any of these actions could materially harm our business, results of operations and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(8,917)	$(8,847)
Investing activities	20,326	12,007
Financing activities	16	227
Net increase in cash	$11,425	$3,387

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2017 was $8.9 million. Our net loss of $8.2 million, net amortization of investment premium and discount of $65,000 and adjustments in our working capital accounts of $1.6 million were partly offset by non-cash charges of $760,000 for stock-based compensation, depreciation and amortization of $146,000, and accretion of debt discount of $99,000.

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

Cash provided by investing activities

Cash provided by investing activities for the six months ended June 30, 2017 of $20.3 million primarily consisted of $39.8 million in proceeds from sales and maturities of investments, which was offset by $19.4 million in purchases of short-term investments.

Cash provided by investing activities for the six months ended June 30, 2016 of $12.0 million primarily consisted of maturities of short-term investments.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2017 of $16,000 consisted of proceeds from the purchase of ESPP shares.

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

We consider our critical accounting policies and estimates to be revenue recognition, inventories, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 14, 2017, we received a letter from Nasdaq notifying us that we were not in compliance with the minimum closing bid requirement set forth in Nasdaq Listing Rule 5405. In accordance with Nasdaq Listing Rule 5450(a)(1), we are required to regain compliance with the minimum closing bid requirement by August 14, 2017.

On May 25, 2017, we received a letter from Nasdaq notifying the Company that it no longer is in compliance with Nasdaq Listing Rule 5450(b)(1)(C) because the market value of the Company’s publicly held shares fell below the $5.0 million minimum requirement for continued listing on the NASDAQ Global Market for a period of at least 30 consecutive business days. Nasdaq calculates publicly held shares by subtracting from the total shares of common stock outstanding any shares held by officers, directors or any person who beneficially owns more than 10% of the total shares outstanding. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company had until November 21, 2017 to regain compliance with Nasdaq Listing Rule 5450(b)(1)(C).

On July 21, 2017, we transferred our listing from the Nasdaq Global Market to the Nasdaq Capital Market, which resolved our non-compliance regarding the market value of the Company’s publicly held shares. The transfer, however, does not resolve our non-compliance with the minimum closing bid requirement. If compliance with the minimum bid price cannot be demonstrated by August 14, 2017, the Company may be eligible for an additional 180 day compliance period if it meets the continued listing requirements for market value of publicly held shares and all other initial listing requirements for the Nasdaq Capital Market with the exception of the bid price requirement. The other initial listing requirements include minimum stock holders’ equity, operating history, net income from continuing operations, publicly held shares, shareholders, and market makers. The Company intends to provide notice to Nasdaq of its intention to cure the deficiency if it cannot comply with the minimum closing bid requirement by August 14, 2017. If Nasdaq grants a second 180-day period for the Company to comply with the minimum closing bid requirement, the Company will then have until February 11, 2018 to regain compliance. However, if Nasdaq does not grant a second 180 day compliance period to comply with the minimum closing bid requirement, Nasdaq will provide us with written notification of delisting.

In the event we are delisted from the Nasdaq Capital Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or some other quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to trade or to obtain accurate price quotations for such shares. Delisting might also reduce the visibility, liquidity, and price of our common stock.

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

Arcadia Biosciences, Inc.

August 10, 2017	By:	/s/ RAJENDRA KETKAR
Rajendra Ketkar
President and Chief Executive Officer

August 10, 2017	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.