Form 10-Q
period 2017-09-30
Arcadia Biosciences, Inc.
filed 2017-11-09
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 42,683,063 shares of common stock, $0.001 par value per share, outstanding.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2017

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,930	$2,013
Short-term investments	12,767	48,547
Accounts receivable	73	349
Unbilled revenue	61	184
Inventories — current	236	252
Prepaid expenses and other current assets	1,099	877
Total current assets	17,166	52,222
Property and equipment, net	369	508
Inventories — noncurrent	1,179	1,327
Long-term investments	—	2,498
Other noncurrent assets	264	19
Total assets	$18,978	$56,574
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,863	$2,359
Amounts due to related parties	31	30
Unearned revenue — current	626	740
Total current liabilities	2,520	3,129
Notes payable — noncurrent	—	25,127
Unearned revenue — noncurrent	2,791	3,120
Other noncurrent liabilities	3,000	3,000
Total liabilities	8,311	34,376
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 and 400,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 42,683,063 and 44,487,678 shares issued and outstanding as of September 30, 2017 and December 31, 2016	43	44
Additional paid-in capital	174,925	173,723
Accumulated deficit	(164,297)	(151,550)
Accumulated other comprehensive loss	(4)	(19)
Total stockholders’ equity	10,667	22,198
Total liabilities and stockholders’ equity	$18,978	$56,574

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product	$82	$102	$482	$422
License	144	218	353	510
Contract research and government grants	363	755	1,763	1,716
Total revenues	589	1,075	2,598	2,648
Operating expenses:
Cost of product revenues	40	60	262	242
Research and development	1,749	2,255	5,241	6,673
Selling, general and administrative	2,415	2,687	8,410	8,882
Total operating expenses	4,204	5,002	13,913	15,797
Loss from operations	(3,615)	(3,927)	(11,315)	(13,149)
Interest expense	(43)	(331)	(747)	(985)
Other income, net	46	90	246	242
Loss on extinguishment of debt	(900)	—	(900)	—
Net loss before income taxes	(4,512)	(4,168)	(12,716)	(13,892)
Income tax provision	(13)	(7)	(31)	(24)
Net loss and net loss attributable to common stockholders	$(4,525)	$(4,175)	$(12,747)	$(13,916)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.09)	$(0.29)	$(0.31)
Weighted-average number of shares used in per share calculations:
Basic and diluted	42,676,916	44,370,061	43,272,083	44,336,324
Other comprehensive income (loss), net of tax
Unrealized gains (loss) on available-for-sale securities	8	(1)	14	108
Other comprehensive income (loss)	8	(1)	14	108
Comprehensive loss attributable to common stockholders	$(4,517)	$(4,176)	$(12,733)	$(13,808)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,747)	$(13,916)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	215	227
Gain on disposal of equipment	(3)	—
Net amortization of investment premium and discount	(82)	115
Loss on sale of investments	2	—
Stock-based compensation	1,177	661
Accretion of debt discount	98	148
Loss on extinguishment of debt	900	—
Changes in operating assets and liabilities:
Accounts receivable	276	609
Unbilled revenue	123	(62)
Inventories	164	(32)
Prepaid expenses and other current assets	(222)	(492)
Other noncurrent assets	(245)	4
Accounts payable and accrued expenses	(496)	237
Amounts due to related parties	1	—
Unearned revenue	(443)	(277)
Net cash used in operating activities	(11,282)	(12,778)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4	—
Purchases of property and equipment	(77)	(222)
Purchases of investments	(19,405)	(21,129)
Proceeds from sales and maturities of investments	57,778	20,247
Net cash provided by (used in) investing activities	38,300	(1,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	—	(46)
Payments of debt extinguishment costs	(1,125)	—
Payments on notes payable	(25,000)	—
Proceeds from exercise of stock options and ESPP purchases	24	428
Net cash (used in) provided by financing activities	(26,101)	382
Net increase (decrease) in cash and cash equivalents	917	(13,500)
Cash and cash equivalents — beginning of period	2,013	23,973
Cash and cash equivalents — end of period	$2,930	$10,473
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$746	$755
Cash paid for income taxes	$2	$2
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$2	$—
Exchange of membership interest in unconsolidated entity for common stock	$2	$—
Stock option exercise cost included in accounts receivable	$—	$6

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

Liquidity, Capital Resources, and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of September 30, 2017, the Company had an accumulated deficit of $164.3 million, cash and cash equivalents of $2.9 million, and short-term investments of $12.8 million. As is disclosed in Note 8, the Company repaid its $25.0 million term loan and related interest, prepayment and end-of-term payments totaling $1.3 million with Silicon Valley Bank in July 2017. The Company’s cash and investments balance as compared to its anticipated cash to be used in operations through November 2018 raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans include attempting to secure additional funding through equity or debt financings, sales or out-licensing of intellectual property assets, seeking partnerships with other agriculture biotechnology companies or third parties to co-develop and fund research, development or commercialization efforts, or similar transactions. There is no assurance that the Company will be successful in obtaining the necessary funding to meet its business objectives.

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

The standard permits the use of either the retrospective or cumulative effect transition method. The Company is analyzing the impacts of the new revenue standards with the assistance of a third-party professional services firm.  The Company expects to adopt the requirements of the new standard in the first quarter of 2018 using the modified retrospective method with the likely impact per revenue stream as follows:

•

Product Revenue – the Company believes there will not be an impact.  Product revenues comprise of a single performance obligation for the delivery of goods for which transfer of control occurs at the shipping point.

•

Grant and Contract Research Revenue – the Company believes there will not be an impact.  Grant and contract research revenue will continue to be accounted for as a single performance obligation for which revenues are recognized over time using the input method (e.g. costs incurred to date relative to the total estimated costs at completion).

•

License Agreement Revenue – the Company believes there will be an impact.  The Company believes its license agreements are licenses of functional intellectual property consisting of a single performance obligation.  A functional license requires point in time revenue recognition, which may impact this revenue stream.  This is primarily due to the various payment terms of the license agreements:

o

Up-front license fees – the Company believes there will be a significant impact.  The up-front fees will be recognized at a point in time rather than over the estimated commercialization period.  The balances of unearned revenues on the balance sheet related to up-front license fees and any associated deferred tax assets are expected to be derecognized through an opening adjustment to retained earnings on January 1, 2018.  The Company believes new license agreements executed in 2018 will have up-front license fees recognized as revenue upon execution of the agreement.

o

Annual license fees – the Company believes there will be an impact.  Annual license fees will be variable consideration that is initially constrained and recognized only when it is probable that such amounts would not be reversed.  The Company will need to design and implement a process to assess when renewal of annual license fees are probable in order to determine the timing of revenue recognition for annual license fees.

o

Milestone fees – the Company believes there will be an impact.  Milestone fees will be variable consideration that is initially constrained and recognized only when it is probable that such amounts would not be reversed. The Company will need to design and implement a process to assess when achievement of milestones are probable in order to determine the timing of revenue recognition for milestone fees.

o

Commercial Value Sharing Fees – the Company believes there will not be an impact to revenue recognition as no license agreements within our portfolio have commercialized.  Commercial value share fees will be recognized based on subsequent sales by the licensee.

Internal Revenue Service rules currently allow for a one-year deferral of revenue on cash receipts, which the Company has taken. Upon adoption of Topic 606, tax recognition will follow book recognition for up-front and commercial value sharing fees.  Annual license fees and milestone fees may continue to be recognized differently for book and tax to the extent that revenue recognized for book is prior to cash receipts.

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

3. SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Raw materials inventories consist primarily of seed production costs incurred by the Company’s contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$45	$44
Finished goods	1,370	1,535
Inventories	$1,415	$1,579

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

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2017 and December 31, 2016, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2017
Cash equivalents:
Money market funds	2,631	—	—	2,631
Short-term investments:
Certificates of Deposit	980	—	—	980
Commercial paper	4,290	—	—	4,290
U.S. government securities	5,001	—	(4)	4,997
U.S. government agency securities	2,500	—	—	2,500
Total Assets at Fair Value	$15,402	$—	$(4)	$15,398

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2016
Cash equivalents:
Money market funds	$1,549	$—	$—	$1,549
Short-term investments:
Certificates of Deposit	3,049	—	(2)	3,047
Commercial paper	21,248	—	—	21,248
U.S. government securities	19,267	—	(9)	19,258
U.S. government agency securities	5,000	—	(6)	4,994
Long-term investments:
U.S. government securities	2,500	—	(2)	2,498
Total Assets at Fair Value	$52,613	$—	$(19)	$52,594

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of September 30, 2017. The unrealized gains and losses amounts above are included in AOCI. All short-term investments will mature in 2017 except for two totaling $3.9 million, which will mature in 2018.

As of September 30, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2017.

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

The fair value of the available-for-sale investments at September 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	2,631	—	—	2,631
Short-term investments:
Certificates of Deposit	—	980	—	980
Commercial paper	—	4,290	—	4,290
U.S. government securities	4,997	—	—	4,997
U.S. government agency securities	—	2,500	—	2,500
Total Assets at Fair Value	$7,628	$7,770	$—	$15,398

	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$1,549	$—	$—	$1,549
Short-term investments:
Certificates of Deposit	—	3,047	—	3,047
Commercial paper	—	21,248	—	21,248
U.S. government securities	19,258	—	—	19,258
U.S. government agency securities	—	4,994	—	4,994
Long-term investments:
U.S. government securities	2,498	—	—	2,498
Total Assets at Fair Value	$23,305	$29,289	$—	$52,594

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2017 or 2016. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt instruments. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2017 and December 31, 2016 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

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

As of September 30, 2017, the Company does not have an investment in an unconsolidated entity.

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

Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $261,000, $487,000, $98,000, and $221,000 for the three and nine months ended September 30, 2017 and 2016, respectively.

7. Collaborative Arrangements

In August 2017, the Company entered into a collaborative arrangement for the research, development and commercialization of an improved wheat quality trait in North America.  This collaborative arrangement is a contractual agreement with a third party and involves a joint operating activity where both Arcadia and the third party are active participants in the activities of the collaboration. Arcadia and the third party participate in the research and development, and Arcadia has the primary responsibility for the intellectual property strategy while the third party will generally lead the marketing and commercialization efforts.  Both parties are exposed to significant risks and rewards of the collaboration and the agreement includes both cost sharing and profit sharing.  The activities are performed with no guarantee of either technological or commercial success.

The Company accounts for research and development (“R&D”) costs in accordance ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results are achieved.

8. Debt

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Notes payable	$—	$25,127
Total	—	25,127
Less current portion	—	—
Long-term portion	$—	$25,127

Term Loan

In December 2015, the Company entered into a loan and security agreement (“Term Loan”) with Silicon Valley Bank (the “Bank”) providing for a senior secured term loan facility in the amount of $25.0 million, which proceeds were used to repay all existing debt.  In July 2017, the Company repaid the $25.0 million term loan with Silicon Valley Bank, along with the $625,000 end-of-term fee and $500,000 prepayment fee.

The Term Loan accrued interest at a floating annual rate equal to nine tenths of one percentage point (0.90%) above the prime rate published from time to time in The Wall Street Journal. The agreement required the Company to make monthly interest-only payments through December 2017. After this date, the Company was required to make thirty-six (36) equal monthly installments of principal, plus accrued interest. The Company’s final payment, due on the maturity date of December 1, 2020, was to include all outstanding principal and accrued and unpaid interest plus a final payment equal to $625,000. In the event the loan was repaid prior to its maturity, the Company was responsible for (i) all outstanding principal plus accrued and unpaid interest, (ii) a prepayment fee equal to 2% of the outstanding principal balance if prepayment occurs after December 29, 2016, but on or prior to December 29, 2017, and 1% of the outstanding principal amount if the prepayment occurs after December 29, 2017, (iii) the final payment of $625,000, and (iv) other bank expenses. The loan was recorded on the Consolidated Balance Sheet, net of issuance fees.

The loan and security agreement contained customary events of default and covenants, including a financial covenant that required the Company to maintain either a liquidity ratio (defined as the ratio of the Company’s cash, cash equivalents and net accounts receivable to the Company’s obligation owed to the Bank) of at least 1.4:1.0, or to cash collateralize 100% of the Company’s obligations to the Bank. The Company’s obligations to the Bank were secured by substantially all of the Company’s assets, excluding intellectual property. The Term Loans’ prepayment and end of term fees of $1.1 million were recorded as a loss on extinguishment of debt, along with $41,000 of deferred loan issuance fees, partially offset by $267,000 of end of term fees previously amortized, netting to a loss of $900,000. As of the payoff date, the Company was in compliance with all covenants.

The Company recognized interest expense of $43,000, $747,000, $331,000 and $985,000 for the three and nine months ended September 30, 2017 and 2016, respectively. Of the total interest expense recognized, $0, $98,000, $50,000 and $148,000 were related to the amortization of the debt discount and end of term payment for both the three and nine months ended September 30, 2017 and 2016, respectively.

9. Stock-Based Compensation

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

As of September 30, 2017, a total of 7,230,086 shares of common stock were reserved for issuance under the 2015 Plan, of which 3,704,569 shares of common stock are available for future grant. As of September 30, 2017, a total of 2,340,249 and 3,525,517 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2016	4,578,782	$4.38	$—
Options granted	2,180,217	0.68
Options exercised	—	N/A
Options cancelled and forfeited	(893,233)	3.42
Outstanding — Balance at September 30, 2017	5,865,766	$3.15	$—
Vested and expected to vest — September 30, 2017	5,804,209	$3.16	$—
Exercisable —September 30, 2017	2,787,853	$3.91	$—

As of September 30, 2017, there was $1.6 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.75 years.

The fair value of stock option awards to executives, employees, and other service providers was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (years)	6.00	6.11	6.12	6.06
Expected volatility	80%	88%	79%	90%
Risk-free interest rate	1.94%	1.32%	1.89%	1.73%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2017, the number of shares of common stock reserved for future issuance under the ESPP is 1,385,385. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of September 30, 2017, 114,615 shares had been issued under the ESPP. The Company recorded $6,000, $11,000, $16,000 and $72,000 of compensation expense for the three months and nine ended September 30, 2017 and 2016, respectively.

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

Common Stock

In June 2017, the shareholders approved an Amendment to our Amended and Restated Certificate of Incorporation to reduce the authorized common stock from four hundred million to one hundred and fifty million shares.

10. Income Taxes

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

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 34%. The Company’s effective tax rate (ETR) was -0.2%, -0.2%, -0.2%, and -0.2% for the three and nine months ended September 30, 2017 and 2016, respectively. The difference between the effective tax rate and the federal statutory rate of 34% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

As of September 30, 2017, there have been no material changes to the Company’s uncertain tax positions.

11. Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs, thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. As of September 30, 2017, the Company continues to pursue a total of three development programs using this technology and believes that the contingent liability is probable. As a result, $3.0 million remains on the Consolidated Balance Sheet as an other noncurrent liability.

12. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the three and nine months ended September 30, 2017 and 2016, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Nine Months Ended September 30,
	2017	2016
Options to purchase common stock	5,865,766	4,692,623
Warrants to purchase common stock	1,336,894	1,336,894
Total	7,202,660	6,029,517

13. Related-Party Transactions

The Company’s related parties include MCC and Blue Horse Labs, Inc. (“BHL”). BHL is deemed a related party of the Company because MCC, the Company’s controlling stockholder, and BHL have some common officers and directors.

Under a license agreement executed in 2003 and amended in 2009, BHL receives a single-digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding from BHL. Royalty fees due to BHL were $31,000 and $30,000 as of September 30, 2017 and December 31, 2016, respectively, and are included in the Condensed Consolidated Balance Sheets as amounts due to related parties.

14. Subsequent Events

The Company has reviewed and evaluated subsequent events through November 9, 2017, the date the condensed consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those risks discussed under the section, “Risk Factors” in our most recent Annual Report on Form 10-K filed by the Company.

Arcadia Biosciences," "Sonova" and "Sonova GLA Safflower Oil and design" are our registered trademarks in the United States and, in some cases, in certain other countries. Other trademarks and service marks that we own include: "Sonova 400" and "Sonova ULTRA." This report may also contain trademarks, service marks, and trade names of other companies. Solely for convenience, the trademarks, service marks and trade names referred to in this report may appear without the ®, TM, or SM symbols, but such references do not constitute a waiver of any rights that might be associated with the respective trademarks, service marks, or trade names.

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

We have successfully developed and continue to advance a broad suite of potentially high value agricultural yield traits, such as Nitrogen Use Efficiency (NUE), Water Use Efficiency (WUE), and Drought Tolerance, in key food crops like corn, rice, wheat, cotton, and soybean. In addition, we are developing a portfolio of quality and nutritional traits in wheat including increased fiber content, improved flavor and extended shelf-life. We have also commercialized and are marketing SONOVA Gamma Linolenic Acid (GLA) oil, an omega-6 fatty acid mainly used as an ingredient in nutritional supplements.

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

We use both genetically modified, or GM, and non-GM technologies to develop our traits. This approach allows us to select the most appropriate technology tools for development of a particular trait, crop and market. In 3Q 2017, we obtained a license from the Broad Institute at the Massachusetts Institute of Technology (MIT) and Harvard for research use of the CRISPR-Cas9 gene-editing technology. This new platform will enable us to accelerate the development of existing products in our non-GMO portfolio, as well as bring new products to market faster than other technologies.

However, a key component of the development cycle of GM traits is local, or in some instances, global deregulation of the trait by one or more regulatory agencies which may be required. As there continues to be a significant debate about the role of GM traits in agricultural crops, we have seen this issue begin to impact some regulatory agencies which exercise control over the pace of deregulation of our products. We have recently experienced delays in the review of many of our high value traits from certain of these government regulatory authorities. For example, in India, where regulators have not approved field trials for testing of GM traits for the last two years, we estimate the impact to the trait development and crop commercialization timelines of our license partner in India, Mahyco, has been a commensurate delay.

We believe the fundamental value of these traits remains commercially significant and we, along with our development and commercialization partners, remain fully committed to their ultimate commercialization. However, to compensate for the near-term impact of these regulatory delays on our anticipated commercialization revenue share, the Company completed a comprehensive strategic review in the second half of 2016 of its technology programs, product pipeline, partner progress, competitive landscape and market conditions in order to prioritize and appropriately resource its most promising products and opportunities. As a result, some programs were terminated or placed on hold while investments in other programs were accelerated with the aim of generating the highest potential near-term value for the Company and its shareholders. In addition, in conjunction with its primary licensee partner, Mahyco, the Company has undertaken an evaluation of the current regulatory environment by territory to determine the optimal strategy for continued deregulation and commercialization of its traits. The Company expects to reach agreement with Mahyco for the return of certain licensed geographies in favor of jointly pursuing new in-country licensees it believes are better able to achieve deregulation and commercialization of our traits due to greater familiarity with, and influence on, the regulatory environment in a given territory or geography.  The Company expects to complete its review of the entire portfolio of license agreements and any related mutual terminations to be executed prior to the end of 2017.  To the extent additional license agreements are terminated prior to December 31, 2017, the remaining balance of any upfront license fees previously deferred for such agreements would be released and recognized as revenue.  We will continue to work with our partners to closely monitor the progress of deregulation activities affecting our GM traits, and at the same time, we are realigning our core capabilities and evolving our business model to accelerate the development and near-term commercialization of non-GM nutrition and quality traits.

Our highest near-term priorities include the expansion of the market for our SONOVA GLA products, bringing our non-GM traits in wheat quality and wheat yield to market, and working closely with our strategic partners to advance our yield trait in corn and soybeans. Earlier in 2017, we expanded our marketing activities to include the use of SONOVA GLA products in pet foods and received notification in August 2017 that the U.S. Federal Register has published the Food and Drug Administration’s (FDA) approval of our food additive petition that our SONOVA GLA safflower oil is safe for use in dog diets. In the U.S, we have partnered with Dow AgroSciences and Becks Hybrids for the development of yield traits in corn. In South America, we formed Verdeca, a joint venture with Bioceres, a leading agricultural biotechnology company in Argentina, to develop, deregulate and commercialize stress-tolerant soybeans. Verdeca received its first regulatory approval in Argentina in 2015 and a second approval in the U.S from the FDA in 2017. Verdeca submitted regulatory applications in Uruguay to the Ministry of Livestock, Agriculture and Fisheries in 2015, in China to the Ministry of Agriculture (MOA) in 2016, and in the U.S. to the U.S. Department of Agriculture (USDA) in 2017.

Balancing our near-term revenue goals with long-term value capture, we will continue to provide active support to our commercial partners working to advance our high value traits through development and deregulation for commercialization. Our trait license agreements contain two main types of financial components:

•

A set of pre-commercialization payments from our commercial partners that are linked to their pursuit of technical and regulatory milestones under a well-defined diligence plan. The pre-commercialization payments typically include up-front and annual license fees, as well as multiple payments for key technical and development milestones such as demonstration of greenhouse efficacy, demonstration of field efficacy, regulatory submission, regulatory approval, and commercial launch. Under most of our license agreements, failure of our commercial partners to adhere to the diligence plan may result in a reduction, or elimination, of their license rights. The combination of diligence requirements and milestone payments motivates our commercial partners to develop and commercialize products containing our traits, while providing us with revenue to fund our development programs.

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

While we seek patent protection on our technologies and traits, we have structured our commercial agreements so that we receive our percentage of additional commercial value whether or not patent protection is in effect at any particular time or place. Nearly all of our agreements provide access to our traits, and our right to receive a share of commercial value, continue for a set number of years after products containing our traits are commercialized. While the exclusive rights afforded by patents may enable our commercial partners to realize greater commercial value attributable to our traits, our right to receive a portion of that increased commercial value is not dependent on the existence of patent rights in a particular geography.

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

We have never been profitable and had an accumulated deficit of $164.3 million as of September 30, 2017. We incurred net losses of $12.7 million and $13.9 million for the nine months ended September 30, 2017 and 2016, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we will need additional funding to support our operating activities. Refer to Liquidity and Capital Resources in Note 1.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product revenues, licensing agreements, contract research agreements, and government grants. We expect that over the next several years, a substantial majority of our revenues will consist of pre-commercial license revenues, product revenues, contract research and government grant revenues until our license revenues increase with the introduction of our seed trait products to the market ensuing value-share payments, if and when they are commercially available. Further, we expect that our license revenues will vary as we enter into new license agreements and with the timing of milestone payments and recognition of deferred up-front license fees under existing license agreements.

Product Revenues

Our product revenues to date have consisted solely of sales of our SONOVA products. We generally recognize revenue from product sales upon pick up by our third-party distributors or customers. Our revenues fluctuate depending on the timing of orders from our customers and distributors.

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

Loss on Extinguishment of Debt

From time to time, the Company may refinance or payoff its debts if it is deemed reasonable to do so, which may result in a gain or loss on the extinguishment of debt. Loss on extinguishment of debt is comprised of amounts related to early payoff fees, end of term fees, deferred issuance costs and unamortized debt discounts.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		$ Change	% Change
	2017	2016
	(In thousands except percentage)
Revenues:
Product	$82	$102	$(20)	(20)%
License	144	218	(74)	(34)%
Contract research and government grants	363	755	(392)	(52)%
Total revenues	589	1,075	(486)	(45)%
Operating expenses:
Cost of product revenues	40	60	(20)	(33)%
Research and development	1,749	2,255	(506)	(22)%
Selling, general and administrative	2,415	2,687	(272)	(10)%
Total operating expenses	4,204	5,002	(798)	(16)%
Loss from operations	(3,615)	(3,927)	312	(8)%
Interest expense	(43)	(331)	288	(87)%
Other income, net	46	90	(44)	(49)%
Loss on extinguishment of debt	(900)	—	(900)	(100)%
Net loss before income taxes	(4,512)	(4,168)	(344)	8%
Income tax provision	(13)	(7)	(6)	86%
Net loss and net loss attributable to common stockholders	$(4,525)	$(4,175)	$(350)	8%

Revenues

Product revenues accounted for 14% and 10% of our total revenues in the three months ended September 30, 2017 and 2016, respectively. Our product revenues from sales of our SONOVA products decreased by $20,000, or 20%, in the quarter-to-quarter comparison, primarily due to the timing of orders.

License revenues accounted for 24% and 20% of our total revenues for three months ended September 30, 2017 and 2016, respectively. Our license revenues decreased by $74,000, or 34%, in the three months ended September 30, 2017 compared to revenues in the same period of 2016. The decrease in license revenue was primarily due to delays in the estimated launch date for a number of our out-licensed yield traits, thereby reducing the amount amortized into revenue each quarter thereafter.

Contract research and government grant revenues comprise a significant portion of our total revenues and accounted for 62% and 70% of our total revenues for the three months ended September 30, 2017 and 2016, respectively. Our contract research and government grant revenues decreased by $392,000, or 52%, in the three months ended September 30, 2017 compared to the same period in 2016. The decrease in grant and contract research revenue was primarily driven by the completion of a four-year grant in the second quarter of 2017. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of the award of government grants and eligible research and development expenses.

Cost of Product Revenues

Cost of product revenues decreased by $20,000, or 33%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the decrease in sales when comparing the respective periods.

Research and Development

Research and development expenses decreased by $506,000, or 22%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily driven by lower salaries and benefits, mainly as a result of the reductions in our workforce that occurred in 2016, which was partially offset by increased expenses pertaining to field costs and Verdeca.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $272,000, or 10%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily due to lower salaries and benefits, partially offset by higher consulting fees related to our strategic review process and stock based compensation costs associated with options issued earlier in 2017.

Interest Expense

Interest expense decreased by $288,000, or 87%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily driven by the extinguishment of debt in July 2017. See Note 8.

Other Income, Net

Other income, net, of $46,000 for the three months ended September 30, 2017 was a decrease of $44,000, or 49%, in income when compared to other income, net of $90,000 for the three months ended September 30, 2016. The decrease was primarily related to lower cash and investment balances in 2017.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $900,000 was related to the debt payoff in July 2017.

Income Tax Provision

Income tax provision of $13,000 for the three months ended September 30, 2017 was relatively consistent when compared to the $7,000 for three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		$ Change	% Change
	2017	2016
	(In thousands except percentage)
Revenues:
Product	$482	$422	$60	14%
License	353	510	(157)	(31)%
Contract research and government grants	1,763	1,716	47	3%
Total revenues	2,598	2,648	(50)	(2)%
Operating expenses:
Cost of product revenues	262	242	20	8%
Research and development	5,241	6,673	(1,432)	(21)%
Selling, general and administrative	8,410	8,882	(472)	(5)%
Total operating expenses	13,913	15,797	(1,884)	(12)%
Loss from operations	(11,315)	(13,149)	1,834	(14)%
Interest expense	(747)	(985)	238	(24)%
Other income, net	246	242	4	2%
Loss on extinguishment of debt	(900)	—	(900)	(100)%
Net loss before income taxes	(12,716)	(13,892)	1,176	(8)%
Income tax provision	(31)	(24)	(7)	29%
Net loss and net loss attributable to common stockholders	$(12,747)	$(13,916)	$1,169	(8)%

Revenues

Product revenues accounted for 19% and 16% of our total revenues in the nine months ended September 30, 2017 and 2016, respectively. Product revenues from sales of our SONOVA products increased by $60,000, or 14%, primarily as a function of the timing of orders.

License revenues accounted for 14% and 19% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. Our license revenues decreased by $157,000, or 31%, in the nine months ended September 30, 2017 compared to revenues in the same period of 2016. The decrease in license revenue was primarily due to delays in the estimated launch date for a number of our out-licensed yield traits, thereby reducing the amount of revenues recognized in 2017.

Contract research and government grant revenues comprise a significant portion of our total revenues and accounted for 68% and 65% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. Our contract research and government grant revenues increased by $47,000, or 3%, in the nine months ended September 30, 2017 compared to the same period in 2016. The increase in grant and contract research revenue was primarily due to a new contract research agreement in 2017, partially offset by the completion of a grant in the second quarter of 2017.

Cost of Product Revenues

Cost of product revenues increased by $20,000, or 8%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the increase in sales when comparing the respective periods.

Research and Development

Research and development expenses decreased by $1.4 million, or 21%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily driven by lower salaries and benefits, mainly as a result of the reductions in our workforce that occurred in 2016, which was partially offset by Verdeca expenses.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $472,000, or 5%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily driven by lower salaries and benefits, mainly as a result of the reductions in our workforce that occurred in 2016, partially offset by increased consulting fees related to our strategic review process and stock based compensation costs associated with options issued earlier in 2017.

Interest Expense

Interest expense was $747,000 for the nine months ended September 30, 2017, a decrease of $238,000, or 24%, compared to $985,000 for the nine months ended September 30, 2016. The decrease was due to the extinguishment of debt in July 2017. See Note 8.

Other Income, Net

Other income, net, of $246,000 for the nine months ended September 30, 2017 was consistent when compared to $242,000 for the nine months ended September 30, 2016.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $900,000 was related to the debt payoff in July 2017.

Income Tax Provision

Income tax provision of $31,000 for the nine months ended September 30, 2017 was relatively consistent when compared to the $24,000 for nine months ended September 30, 2016.

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

Liquidity, Capital Resources and Going Concern

We have funded our operations primarily with the net proceeds from our initial public offering and private placements of equity and debt securities, as well as proceeds from the sale of our SONOVA products and payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which are primarily focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes replicating field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of September 30, 2017, we had cash and cash equivalents of $2.9 million and short-term investments of $12.8 million.

In May 2015, we completed our initial public offering. In connection with this offering, we issued and sold 8,528,306 shares of common stock at a price to the public of $8.00 per share and received $58.4 million in net proceeds, after deducting underwriting discounts and commissions of $4.8 million and offering expenses of $5.0 million.

In December 2015, we obtained additional debt financing in the form of a $25.0 million senior secured term loan, which allowed us to to prepay all previous debt with a more favorable interest rate and maturity. In July 2017, we repaid the loan in full. Refer to Note 8.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(11,282)	$(12,778)
Investing activities	38,300	(1,104)
Financing activities	(26,101)	382
Net increase (decrease) in cash	$917	$(13,500)

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2017 was $11.2 million. Our net loss of $12.7 million, net amortization of investment premium and discount of $82,000 and adjustments in our working capital accounts of $842,000 were partly offset by non-cash charges of $1.2 million for stock-based compensation, loss on extinguishment of debt of $900,000, depreciation and amortization of $215,000, and accretion of debt discount of $98,000.

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

Cash provided by (used in) investing activities

Cash provided by investing activities for the nine months ended September 30, 2017 of $38.3 million primarily consisted of $57.8 million in proceeds from sales and maturities of investments, which was offset by $19.4 million in purchases of short-term investments.

Cash used in investing activities for the nine months ended September 30, 2016 of $1.1 million primarily consisted of $21.3 million in purchases of investments, property, and equipment, which was offset by $20.2 million in proceeds from the sale and maturities of short-term investments.

Cash (used in) provided by financing activities

Cash used in financing activities for the nine months ended September 30, 2017 of $26.1 million consisted of payments on notes payable and related debt extinguishment costs (Note 8).

Cash provided by financing activities for the nine months ended September 30, 2016 of $382,000 consisted of proceeds from the exercise of stock options and the purchase of ESPP shares.

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

We consider our critical accounting policies and estimates to be revenue recognition, inventories, income taxes, and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 21, 2017, the Company transferred the listing of its common stock to The Nasdaq Capital Market (the “Capital Market”), and as a result, the Company was afforded the remainder of the 180 day period, or until August 14, 2017, to regain compliance with the minimum $1 bid price per share requirement.

As of August 14, 2017, we were still not in compliance with the minimum $1 bid price per share requirement. However, Nasdaq determined that the Company has until February 12, 2018 to regain compliance with the minimum bid price requirement. Consistent with the Rule, Nasdaq provided the Company a cure period in order to regain compliance as follows:

•	if prior to February 12, 2018, the closing bid price of the Company's stock is at or above $1.00 for a minimum of 10 consecutive business days; or
•	if the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the expiration date of February 12, 2018.

In the event the Company does not regain compliance with the Rule by February 12, 2018, Nasdaq will provide written notification to the Company that its common stock will be delisted. At that time, the Company may appeal the determination to a Hearings Panel of Nasdaq.

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

The following exhibits are attached hereto or are incorporated herein by reference.

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

Arcadia Biosciences, Inc.

November 9, 2017	By:	/s/ RAJENDRA KETKAR
Rajendra Ketkar
President and Chief Executive Officer

November 9, 2017	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
Chief Financial Officer