Form 10-K
period 2017-12-31
Arcadia Biosciences, Inc.
filed 2018-03-20
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37383

Arcadia Biosciences, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-0571538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202 Cousteau Place, Suite 105 Davis, CA	95618
(Address of principal executive offices)	(Zip Code)

(530) 756-7077

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $4,900,000 (based on the closing price of $9.00 on June 30, 2017 on the NASDAQ Global Market).

The number of shares outstanding of the Registrant's common stock on March 1, 2018, was 2,136,031 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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

TABLE OF CONTENTS FOR FORM 10-K

i

PART I

Item 1. Business.

Overview

We are a consumer-driven, agricultural food ingredient company. We aim to create value across the agricultural production and supply chain beginning with enhanced crop productivity for farmers and ultimately to deliver accelerated innovation in nutritional quality consumer foods.  We use state of the art gene-editing technology and advanced breeding techniques to naturally enhance the nutritional quality of grains and oilseeds to address the rapidly evolving trends in consumer health and nutrition. In addition, we have developed a broad pipeline of high value crop productivity traits designed to enhance farm economics.

Consumers are demanding healthier, high quality foods, naturally and sustainably produced with greater ingredient simplicity and transparency from food companies.  Now more than ever, consumers are paying premium pricing to satisfy their dietary health requirements, such as higher fiber and lower gluten, healthier oils and fewer processed ingredients. Conventional and transgenic breeding processes can take between 9-13 years to bring new food varieties or quality traits to market, which has resulted in consumer food companies searching for alternative means to satisfy the evolving customer demands. Consumer demand for rapid product differentiation has created a premium food market opportunity that is becoming one of the fastest growing segments in the food industry.

To address this large and growing demand, we are building on our industry leading scientific expertise and advanced plant breeding technologies developed over the past 15 years to produce nutrient-dense crops for use in the major foods we eat. By employing gene editing technology using our proprietary TILLING platform, we believe we can reduce the time to market by half for novel trait ingredients, thereby providing consumer food companies a steady and reliable source of cost effective, healthy natural food options.

We are developing a suite of branded, high value, healthy ingredients in wheat. First to market will be our high fiber Resistant Starch (RS) wheat which has more dietary fiber than conventional wheat. Increased fiber consumption is well recognized as a way to improve gut health and to control excessive weight gain. Concurrently, we are developing three additional wheat traits, a reduced gluten wheat, an extended shelf life wheat and a superior yielding wheat. In the traditional American diet more than 500 calories a day come from wheat products, 25 percent of the FDA’s recommended daily caloric intake for women and 20 percent for men, which creates a natural market opportunity for our first two wheat products. We believe these varieties have broad application in the annual global wheat market which is estimated by the FDA to be 758 million metric tons or approximately $127 billion.

In years to come, we expect to achieve enhanced nutritional characteristics within a number of other broad acre crops, other than wheat, using advanced breeding and gene-editing techniques. Targets include but are not limited to higher fiber, longer shelf life and enhanced protein in crops other than wheat.

An important aspect of our business is improving farmer productivity through the development of more robust crop varieties, by developing specific crop traits designed to counteract the detrimental impact of environmental stresses on harvest yields. Traditional genetic modification (GM) trait development has concentrated on crops where the combination of large acreage and high input costs (such as pest and weed control chemical costs) create significant economic value for herbicide or insecticidal traits. However, far more deleterious to crop yields are abiotic stresses, such as drought, heat, nutrient deficiency, water scarcity, and soil salinity. Mitigation of these abiotic stresses remain largely unpenetrated by the GM seed industry today. For example, industry estimates indicate greater than 80 percent of wheat yield loss and 65 percent of corn yield loss globally are lost due to abiotic factors. These stresses are prevalent in most agricultural environments with varying degrees of severity and often have material consequences on crop production, quality, and farmer incomes.

Phillips McDougall estimates the abiotic stress mitigation trait market to be worth several billion dollars. We devoted much of our early research to building the most comprehensive array of abiotic stress traits in the world. Furthermore, through broad out-licensing arrangements with our commercialization partners, many of our traits have been bred into several global crops, including rice, wheat, and soybeans, and we have demonstrated significant yield improvements in multiple years of field testing. Upon commercialization, our commercial value share is expected to range between 10% and 50%, depending upon the geography, crop and specific trait.

Our commercial strategy is to migrate forward in the ag-food supply chain from the farmer and seed company to the consumer food company. Due to our early stage focus on the development of abiotic stress traits, we have historically been commercially aligned with farmers and seed companies. However, by also establishing commercial relationships with consumer food companies and developing consumer brand awareness of our high value premium ingredients, we expect to be better positioned to garner a greater share of the market. Consumer food companies are looking to simplify their food ingredient formulations and consumers are demanding “clean labeling” in their foods, paying more for foods having fewer artificial ingredients and more natural, recognizable and healthy ingredients. Ninety-one per cent of U.S. consumers believe food and beverage options with recognizable ingredients are healthier. Because we engineer nutrient density directly into staple grains and oils, we provide the mechanism for food formulation simplification naturally, cost effectively and in a time-frame to meet evolving consumer demands.

This forward migration in the ag-food supply chain will require we build additional organizational capabilities and industry expertise. For instance, we are expanding our in-house commercial grain production and logistics resources for greater scale capacity to bring our identity preserved products to market. We are also developing product branding strategies to build customer brand recognition and loyalty.

Our Strengths

We believe we are well positioned among our peers to capitalize on the need to increase the efficiency, quality and speed of innovation in agricultural product differentiation to meet the demand for healthier food choices. Our combination of technological innovation, assets and experience is why we believe we are uniquely positioned to best meet this challenge by improving crop yields to enhancing crop nutrition:

•

World-class research capabilities. Our in-house scientific and product development expertise coupled with our advanced Targeting Induced Local Lesions in Genomes, or TILLING, know-how have resulted in the discovery and development of several traits in our commercialization pipeline. Our TILLING platform enables us to discover and develop value-added traits that are considered non-GM. This platform leverages high-throughput screening of induced genetic diversity in plant populations in major crops. Our TILLING populations currently include wheat, rice, soybean, and canola. These populations include numerous native and induced gene function alterations, which can be exploited rapidly at low cost and with minimal regulatory requirements. While the TILLING approach is also practiced elsewhere, we believe that the combination of our history and specialized background in the technology, highly refined skills in developing and screening genetic diversity in plant populations, and proprietary TILLING know-how make us a leader in commercial applications of TILLING. During 2017, we obtained a license from the Broad Institute at the Massachusetts Institute of Technology (MIT) and Harvard for research use of the CRISPR-Cas9 gene-editing technology. This new platform will enable us to accelerate the development of existing products in our portfolio, including those TILLING projects, as well as bring new products to the market faster from inception.

•

Industry leading early phase trait development. Since the inception of the Company we have successfully advanced, and continue to advance, several potentially high value traits from the proof of concept stage to advanced field testing. More recently, in the case of HB4 stress tolerant soybeans we have, through our Verdeca joint venture, advanced the trait beyond field testing and into the regulatory phase. By licensing our traits at a later stage of development, we expect to reduce the risk and expense associated with bringing products to market.

•

A broad intellectual property portfolio. Arcadia’s patent portfolio includes 137 issued patents with 48 pending applications worldwide, relating to our trait technologies and business methods that are either owned or exclusively controlled by us. Our ability to secure exclusive patent rights to our technologies is a key strength for the Company and one that preserves our competitive position.

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

•

We have a diverse portfolio of products and partners. Our product portfolio consists of a wide variety of traits that are applicable to major crops in key geographic markets and address agricultural yield and product quality. The applicability of our product portfolio to these major crops provides us access to multiple large end markets that we believe have demonstrated or have the potential for high growth, such as soybeans in North and South America and wheat and rice globally. We have a record of forming and nurturing successful partnerships with many of the leading seed companies, grain processors and health and nutrition product companies.

Our Growth Strategy

We believe there are significant opportunities to grow our business by executing the following elements of our strategy:

•

Accelerate the commercialization of our health and nutrition trait portfolio. Our highest priority and primary forward investment is to accelerate the commercialization of our wheat ingredient trait portfolio, first targeting the bread, pasta and animal feed markets with our high fiber Resistance Starch and Reduced Gluten lines. We believe these products can be launched into the market over the next two to three years, and we are working with collaborators who are actively advancing the technical and commercial potential of these products. Bringing our ARA (arachidonic acid) oil from safflower and other plant-based nutritional oils to market is another area of targeted growth for us.

•

Advance commercialization of GM traits in regions where regulatory processes are predictable. Our Verdeca joint venture continues to advance the HB4 Drought Tolerance trait in soybeans towards commercialization in the Americas, with Argentina to be the first launch country. Regulatory approvals were obtained in Argentina in 2015 and with US FDA in 2017. Regulatory submissions were made in 2016 for import approval of HB4 soybeans into China. We plan to submit for production approval in Brazil and import approval in the European Union in 2018.

•

Actively support our licensees’ product development, deregulation and commercialization efforts. Critical to our longer term strategy is unlocking the commercial potential of our key agricultural yield traits, such as Nitrogen Use Efficiency (NUE), Water Use Efficiency (WUE), and Salt Tolerance, in key food crops like rice, wheat and sugarcane and fiber crops like cotton. We are actively engaged with our partners to determine and execute optimal strategies to advance these traits through deregulation in these territories.

•

Continue to invest in our human resources and commercialization capabilities. As we migrate forward in the ag-food supply chain to become more consumer facing and commercially aligned with consumer food companies, greater in-house consumer product knowledge and industry experience will be required. We will continue to invest in acquisition, development and retention of the requisite management and industry experience and production and logistics capacity to more fully participate in, and control, the route to market for our high value food ingredients.

Our Products and Product Development Pipeline

During 2017, we continued to rationalize program expenses and Company resources against a set of near, mid-term and long-term priorities to support our growth strategy which provided further clarity on commercialization priorities for health and nutrition ingredient traits and deregulation priorities for our abiotic stress trait out-licenses.  Our current products and product candidates are depicted below:

The development and commercialization staging of our health and nutrition ingredient traits reflect the time to market we expect based upon the remaining breeding and production requirements to achieve optimal market penetration. In 2017, we in-licensed the CRISPR-Cas9 technology, substantially augmenting the speed at which we can bring technologies discovered through our tilling technology platform to market as well as new versions of existing traits and entirely new discoveries. Our wheat portfolio development phases are depicted in table below, along with the estimated potential impact of CRISPR-Cas9 on our commercialization timelines:

Enhanced Quality Grains

We have multiple programs aimed at developing wheat and other small grains with improved nutritional qualities. One such program generated multiple bread and pasta wheat lines with very high levels of amylose, leading to increased levels of resistant starch. Resistant starch increases the total dietary fiber content of wheat and reduces its glycemic index, which are both desirable nutritional qualities that are important in the management of diabetes and healthy blood glucose levels. High fiber Resistant Starch wheat can deliver fiber and other benefits to great-tasting refined white flour products and also whole grain food products. In 2016, the FDA approved the use of qualified health claims for corn-based resistant starch in the risk reduction of type-2 diabetes, thus establishing a key precedent for the health benefits associated with this fiber. In 2012, the average American consumed only 40% of the recommended level of daily dietary fiber, with whole grain consumption representing only 15% of targeted fiber intake and 80% of teenagers eating no whole grains. Even so, grain products make up the largest fiber source in US adults. Improving the fiber content of wheat is the ideal vehicle to deliver improved health benefits to a wide population.

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

High Fiber Resistant Starch Wheat

Our high fiber Resistant Starch (RS) wheat provides a source of wheat with inherently high levels of resistant starch, increasing the total dietary fiber content of food products without the need for fiber additives from other sources. Currently, corn resistant starch is a product in two market segments: dietary fiber additives and modified starch additives. According to MarketsandMarkets, the global dietary fibers market is projected to reach $6.5 billion by 2022 and the modified starch market is projected to $12.4 billion in 2022. Major growth in these markets is being driven by the convenience health food sector and functional food sector. Flour from our RS wheat lines has resistant starch levels that are 12 to 20 times higher than the control wheat, and total dietary fiber, or TDF, which is more than eight times higher than the control. RS wheat flour has been tested in applications in bread, where loaf quality was comparable to bread made with conventional wheat flour, and pasta, where it had the highest consumer preference rankings in tests carried out by a major consumer products company.

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

Parent ID 2014 RS 14 CA 2013 RS 14 ID 2014 RS 18 CA 2013 Bread made with 50% RS Bread Wheat

Resistant Starch & TDF Content Levels by Wheat Line Refined Flour Resistant Starch Content (% by wt) 35% 30% 25% 20% 15% 10% 5% 0% 37.8% 15.1% 16.0% 29.0% 33.0% 40% 35% 30% 25% 20% 15% 10% 5% 0% Parent RS14 RS83 RS100 Whole Grain Flour Total Dietary Fiber Content (% by wt) Refined Flour Resistant Starch Whole Grain Flour TDF Parent ID 2014 RS14 CA 2013 RS 14 ID 2014 RS18 CA 2013 Bread made with 50% RS Bread Wheat

RS wheat flour is currently being tested in a range of additional bakery, ready-to-eat cereals and pasta products with industrial partners. We have many RS wheat lines that are being evaluated for optimal quality and agronomic characteristics.

Improved Shelf Life of Whole Grain Flour

The USDA recommends that “at least one serving of grains per day must be whole grain-rich” due to evidence that a diet containing whole grains provides a multitude of benefits, including lower risk of obesity, cardiovascular disease, and type-2 diabetes. Despite these health benefits, consumption of whole grain products is negatively affected by the bitter and rancid flavors and odors that accumulate in whole wheat flour after milling. Our improved stability and flavor wheat lines greatly reduced the production of rancid and bitter compounds in aged whole grain flour. Whole wheat flour from these lines is being tested further for sensory characteristics and improved shelf life stability. This new trait could help improve the shelf life and flavor profile of whole grain products, thus reducing formulation costs and increasing consumer preference and palatability for whole grains.

Accelerated Aging Study of Whole Grain Flour Production of Rancid Product (ppm) 0 0.1 0.2 0.3 0.4 0.5 0.6 0.7 0.8 0.9 0 week 6week 8 week 16 week Control Accelerated Aging Original Line0 week 6week 8 week 16 week Control Accelerated Aging Arcadia Line

Reduced Gluten Wheat

Many consumers are interested in reducing levels of gluten in their diet. Critically, for some, this is due to having Celiac disease (CD), an autoimmune disease that impacts many people worldwide with estimates from 1% in Europe to 3.5% in Mexico. Furthermore, a non-celiac gluten sensitivity (NCGS) impacts an estimated additional 6% of the population. Both CD and NCGS are characterized by sensitivity to dietary gluten. The only effective treatment of CD and NCGS requires removal of gluten sources from the diet. Since required adherence to a gluten-free diet is extremely difficult to accomplish, efforts to develop alternative approaches are needed.

Arcadia is developing a new wheat variety with reduced gluten levels. Our proprietary, non-GM wheat variety, developed using advanced screening and plant breeding techniques have reduced allergenic glutens and increased essential amino acids such as lysine, along with all the health benefits of high protein wheat.  This new variety is beneficial for both food and feed applications. We’re breeding the trait into commercial wheat varieties and working with food processors to give people a choice to enjoy higher quality wheat in the products they love while reducing gluten in their diet.

Nutritional Oils

Gamma Linolenic Acid (GLA) Oil

Under a license agreement with Abbott, we developed a new source of vegetable oil with very high levels of gamma linolenic acid, or GLA, an omega-6 fatty acid. To our knowledge, our GLA safflower oil product has the highest concentration of GLA available in any plant oil at 65%; conventional plant oils range from 10 to 22% GLA. We can sell the oil in the United States to manufacturers of dietary supplements, nutritional supplements, medical foods, dog food, and other products. GLA safflower oil is also approved in Canada as a natural health product. Our key customers include significant participants in those markets, such as GNC, Lindora Nutrition, JumpStart MD and others.

GLA has multiple clinically-demonstrated nutritional and medical benefits, including anti-inflammatory effects, improving skin conditions such as atopic dermatitis and healthy weight management. Multiple parties have expressed commercial interest in incorporating an enhanced GLA oil into their foods, dietary supplements, or medical products where conventional sources of GLA are not sufficiently concentrated to deliver amounts that are cost- and performance-effective.

Against a commercial target of 40% GLA concentration, we developed, deregulated and commercialized GLA safflower oil containing up to 75% GLA concentration in fewer than six years. This is significantly shorter timeline than the 13 years it takes, on average, to commercialize an agricultural biotechnology product, according to Phillips McDougall. We produce GLA safflower oil by contracting with farmers in Idaho and process the seed under contract with a manufacturer in California to make refined oil. We sell GLA safflower oil under the brand name, SONOVA, with multiple concentrations and formulations.

In January 2017 we received notification from the FDA that our GRAS petition (generally recognized as safe) for the use of SONOVA GLA in medical foods and nutritional beverages had been accepted, which means that we can now market and sell this product in a new market segment. In August 2017, the FDA published in the Federal Register a food additive regulation for the use of SONOVA GLA in dog food. These approvals and authorizations are generating additional revenue opportunities for our GLA business. In addition, a food additive petition for use of SONOVA GLA in cat food was filed in September 2017 and is currently pending.

Arachidonic Acid (ARA) Oil

Arachidonic Acid (ARA) Oil has high levels of the omega 6 fatty acid ARA, which is a key ingredient in more than 90% of U.S. infant nutrition products. ARA contributes to healthy infant eye and brain development. We estimate the global market for ARA at $160 million and believe that our ARA product will cost significantly less than currently available sources of this essential omega 6 fatty acid.

Our ARA Oil is being developed under agreements with Abbott and DuPont Pioneer, each of which licensed intellectual property to us for this program. In exchange for licenses to intellectual property, these agreements provide product access rights to Abbott and DuPont Pioneer, as well as certain royalty payments on product sales to third parties.

We currently have safflower lines with oil compositions that meet our partner specifications for being direct replacements for current sources of ARA in infant nutrition products. We are evaluating additional near term market distribution opportunities with our downstream partners.

Agriculture Productivity Traits, the Yield and Stress Pipeline

In 2017, we evaluated by licensee and geography where regulatory advancement and adoption of our abiotic productivity traits among regulators was most promising and where a lack of historical progress in trait deregulation appeared likely to persist into the foreseeable future. In regions where regulators are cooperating with our licensees to progress field trials and other deregulation activities, we continue active monitoring and providing our technical support when and where needed to ensure full resource support for ultimate commercialization. Where near term progress was not likely, we proceeded to cancel such licenses and are evaluating alternative deregulation strategies.

Arcadia is a recognized leader in the area of yield and abiotic stress and our business was built on the premise that mitigating the impact of environmental stresses, whether chronic or transient, would generate meaningful yield gains in the most important crops in the world. We believe our yield and stress pipeline holds significant promise, as evidenced by our internal data and data generated by our partners in rice, wheat, soy, corn and cotton varieties. The commercial value of these types of traits will be fully unlocked as the traits are introgressed into elite germplasm by breeding partners, tested broadly in the field under different environments and agricultural practices in order to obtain the approval for commercial sale by the relevant regulatory authorities.

The following table summarizes our current product pipeline in 2017:

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

The target crops and markets for NUE include all major agricultural crops and markets. Our NUE technology has now been incorporated, or is under evaluation by our commercial partners, in major global crops, including rice, wheat, cotton, sugarcane and eucalyptus. Field trial data to date in multiple major commodity crops has shown yield improvements greater than 10% attributable to our NUE trait. Additionally, NUE rice tests conducted by independent entities in multiple countries over multiple years have demonstrated that NUE rice lines produced significantly higher grain yield than controls at various nitrogen fertilizer rates. In the paddy low-land production environment, NUE rice lines showed an increase in grain yield of 29.5% at full nitrogen application rates when compared to the parental line. In the rainfed up-land production environment, the NUE rice lines demonstrated 33.8% grain increase at 50% nitrogen application rate.

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

Our Drought Tolerance technology is most advanced in soybeans. Multiple seasons of field trials in test germplasm in both North and South America have shown better or equal yield performance of the HB4 drought tolerant trait relative to controls. We expect the optimum performance of this trait will be in the drought stressed regions of South America.  Verdeca and seed company licensees are introgressing the trait into pre-commercial germplasm in Argentina to address this market. The Early Food Safety Evaluation process was completed in 2015 by the U.S. Food and Drug Administration (FDA) for the plant protein responsible for our Drought Tolerance trait. The trait has full approval for food safety and international commerce in Argentina (2015) and is pending approval in China. Regulatory approval application was submitted in 2016 to the FDA and the Agency completed its review in August 2017 thereby allowing for food and feed consumption in the US. USDA request for a Determination of Nonregulated Status was submitted in 2017 and is currently pending approval. Additionally, regulatory approval applications have been submitted in Uruguay and are pending final approval. Regulatory submissions were made in 2016 for import approval of Drought Tolerant HB4 soybeans into China. Further, we plan to submit for production approval in Brazil in 2018 and import approval in the European Union in 2018.

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

Wheat Yield

Our non-transgenic wheat yield program, initially supported by USDA SBIR, aims to increase yield in wheat using TILLING, a non-GM reverse genetics tool, to identify novel alleles of candidate wheat yield genes in tetraploid and hexaploid wheat. These alleles are being evaluated for the ability to alter wheat architecture and improve yield in the field. As a non-GM technology, products from TILLING can rapidly advance to commercialization and do not face market or regulatory restrictions. With a conservative 5% increase in yield, the yearly value creation to the U.S. farmer is estimated at over $30 per hectare. In addition, the value of higher yielding wheat varieties to a seed company arising from this research in the U.S. alone is more than $40 million annually. By incorporating favorable alleles of plant architecture genes into a commercial wheat breeding program, we believe we can make a significant contribution to improving yield in this vital food crop.

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

Testing results have shown tolerance in multiple lines to glyphosate application. This tolerance may be sufficient to control many weed species in certain wheat production areas. Individual glyphosate tolerant wheat lines are being combined via plant breeding to combine additional sources of tolerance and create products with increasing levels of tolerance.

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

GM and Non-GM Product Development Platforms

Targeting Induced Local Lesions in Genomes (TILLING)—Non-GM Traits. Our advanced breeding TILLING platform enables us to develop value-added crops without the use of GM methods. The TILLING platform is managed by a dedicated team of scientists able to apply TILLING to multiple crops with complex genomes. TILLING technology was originally invented by a member of our science team and utilizes specialized laboratory equipment to carry out high-throughput allele screening of DNA samples from genetic diversity populations created in major crops. Our populations include wheat, rice, soybean, and canola. These populations include numerous native and induced gene function alterations, which can be discovered and evaluated rapidly at low cost and with minimal regulatory requirements. While the TILLING approach is also practiced elsewhere, we believe that the combination of our background in the technology as the first to apply TILLING to crop plants such as wheat and tomato, and our highly refined skills in developing and screening genetic diversity in plant populations makes us a leader in commercial applications of TILLING.

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

Genome Editing. Our genome editing pipeline includes a cross disciplinary group of experienced molecular biologists and plant transformation experts with demonstrated capabilities in using both biological and physical methods of plant transformation. Our expertise in both transformation and TILLING in the application of genome editing has helped to accelerate new product development.

In 2017, we obtained a license for research purposes for CRISPR- Cas9 from the Board Institute of MIT and Harvard. We believe this is the leading gene editing technology and using this technology will accelerate product development.

Controlled Growth Operations. Our controlled growth operations group manages our growth chamber facilities, where plants are grown under precisely controlled conditions, and our greenhouse facility, consisting of approximately 26,000 square feet of high quality greenhouse space, which are both at our headquarters in Davis, California. The controlled growth operations group uses these facilities to manage plant experiments and grow-outs under rigorously controlled conditions. They also carry out the initial seed increases and first stages of plant breeding for some projects. For certain projects, such as those relating to oil quality and high fiber Resistant Starch wheat, this group also manages crop pre-breeding programs to develop plant varieties for the production of commercial products.

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

Regulatory Data Generation. Our Analytical Services and Regulatory Science group is located in Davis, California and provides automated DNA preparations, genomic blot analyses, lipid profiling, metabolomics and protein purification services and develops data for use in product selection and validation, certification of SONOVA product specifications, and regulatory submissions. These data support regulatory submissions and provide core trait regulatory packages to our collaborators for use in their crop-specific regulatory applications.

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

Our regulatory management and compliance activities encompass three broad categories: deregulation, stewardship, and authorization. In the United States, these activities are regulated by various government agencies, including the USDA, the FDA and the U.S. Environmental Protection Agency (EPA). Our regulatory team has completed significant regulatory activities (new dietary ingredient review, food additive regulation, GRAS notice and GM food consultation) with the FDA Division of Dietary Supplement Programs, with the FDA Center for Food Safety and Applied Nutrition, with the FDA Center for Veterinary Medicine and with the Health Canada Natural Health Products Directorate.

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

U.S. Regulatory Agencies:

U.S. Department of Agriculture. We must obtain USDA authorizations and permits in order to conduct the field releases of GM regulated materials that are necessary to advance the development of GM crops. Obtaining such authorizations and permits is generally routine and delays impacting the planned movement or release of GM material are uncommon. The USDA provides detailed regulations and guidance for obtaining a “Determination of Deregulated Status,” which authorizes the commercial and uncontained growing of GM plants. For regulated GM plants, the USDA requires that a company petition the agency to demonstrate that the product is unlikely to pose a risk. Based on the information provided, the USDA prepares an Environmental Assessment (EA) and/or an Environmental Impact Statement (EIS) in order to make its determination. These procedures afford the public an opportunity to submit written comments on the draft EA or EIS for consideration by the USDA before the final version of the EA or EIS is published. For any GM plant product, there may be delays or requests for additional information based on the USDA’s review or the public comments. As of February 2018, USDA has reached 123 Determinations of Nonregulated Status. Submissions received by the USDA from all applicants prior to 2011 averaged more than 3 years for approval. Since then, the USDA has significantly shortened the time to approval.

U.S. Food and Drug Administration. The FDA is responsible for food safety under the Federal Food, Drug and Cosmetic Act. The FDA recommended in its 1992 Statement of Policy: Foods Derived from New Plant Varieties that developers of GM plant products consult with the agency about the safety of GM products under development. In 1996, the FDA provided additional guidance to the industry on procedures for these consultations. These procedures require a developer intending to commercialize a food or feed product derived from a GM plant to first meet with the agency to identify and discuss relevant safety, nutritional and other regulatory issues regarding the product. Subsequently, the developer submits to the FDA a scientific and regulatory assessment supporting proposed product safety. The FDA evaluates the submission and engages with the developer to resolve any questions, requests for additional data or other informational requirements. Once the FDA has determined that all requirements have been satisfied, the FDA concludes the consultation process by issuing a letter to the developer acknowledging completion of the consultation process with the addition of the product to the list of completed consultations on the FDA website. The completed consultation acknowledges product safety for use as food and feed. To date, over 150 GM products have completed this process. This process may have delays if the FDA requires additional data and information for its consultation and to resolve any questions the FDA may have. The FDA completed 21 consultations from 2015 to 2017, with consultation time periods in 2017 ranging from 11 to 15 months and averaging just over one year from first submission to conclusion.

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

As of December 31, 2017, we owned or exclusively controlled 137 issued patents and 48 pending patent applications worldwide. As of this date, we owned 10 and exclusively in-licensed 16 U.S. patents and we owned eight U.S. patent applications relating to our trait technologies and business methods. Also, as of this date, we owned 12 and exclusively in-licensed 98 foreign patents and owned 32 and exclusively in-licensed nine pending foreign patent applications. With respect to all of the foregoing patent assets, our exclusive licenses afford us control over the prosecution and maintenance of the licensed patents and patent applications. These numbers do not include in-licensed patents for which we either do not have exclusive rights (such as certain enabling technology licenses), or for which we have exclusive rights only in a limited field of use or do not control prosecution and maintenance of the licensed patents.

As of December 31, 2017, we had eight registered trademarks in the United States. As of this date, we also had eight registered trademarks in various other countries.  We also have entered into in-license agreements enabling the use and commercialization of our traits, including NUE, WUE and Salinity Tolerance, and certain products that we have commercialized or are under development, including GLA safflower oil and ARA safflower oil. Under these licensing arrangements, we are obligated to pay royalty fees on sublicense revenue and net product sales ranging between low single digit percentages and percentages in the mid-teens, subject in certain cases to aggregate dollar caps. The exclusivity and royalty provisions of these agreements are generally tied to the expiration of underlying patents. After the termination of these provisions, we and our collaborators may continue to produce and sell products utilizing the technology under the expired patents. While third parties thereafter may develop products using the technology under the expired patents, in many cases, we have incremental patent rights covering our most important technologies, which we believe mitigate the impact of the expiration of these patents, or the related exclusivity provisions, on our business. We also have numerous in-licenses relating to enabling technologies utilized in our development programs, such as transformation methods (e.g., Japan Tobacco, DuPont Pioneer), genome editing tools (e.g., Broad Institute), promoters (e.g., Corteva Agriscience formerly known as Dow AgroSciences, Louisiana State University) and selectable marker technologies (e.g., Bayer). These in-licenses are non-exclusive and include some combination of upfront and annual license fees, milestone fees, and commercial royalty obligations consisting of low percentages or a low dollar per acre fee.

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

Key Collaborations

Since our founding in 2002, we have established numerous trait collaborations and have developed close relationships with industry-leading seed and consumer product companies. Our partnerships with global strategic seed and consumer product players enable us to further participate in the development and commercialization of innovative products that promise to play significant roles in improving global crop efficiency and enhancing human health. The results of these collaborations directly feed innovation and drive the progress of our ongoing programs. Moreover, the expertise and opportunities created by these collaborations represent important assets to our business. While our collaboration-focused business model has resulted in numerous strategically significant relationships, below is a summary of selected collaborative partnerships that we view as key to the achievement of our near-term and mid-term business objectives.

Mahyco

We have multiple agreements with Mahyco covering numerous programs, using our most advanced traits in multiple major crops, and have been working with Mahyco as a key partner since 2007. Our agreements with Mahyco in NUE rice and salt tolerant rice are in advanced stages of development.

Under our various agreements relating to our NUE, WUE, and Salinity Tolerance traits, Mahyco has exclusive research and commercial rights in all licensed geographies and must timely meet certain diligence milestones in order to maintain their exclusivity. Each of our agreements with Mahyco includes an upfront technology access fee, technical and regulatory milestone fees, and, once products utilizing our traits are commercialized, we are entitled to receive a portion of the commercial value of seeds sold by Mahyco incorporating our traits. Rights to new intellectual property developed under an agreement are owned by the inventing party or parties.

In December 2017, we reached agreement with Mahyco for the return of licensed geographies and crops for certain WUE, NUE & Salinity Tolerance traits where Mahyco either lacks the resources or expertise to effectively progress trait deregulation and commercialization. In addition, for other geographies where Mahyco has progressed trait development but does not possess the familiarity with, or influence on, the regulatory environment to affect deregulation, we have agreed we will endeavor to jointly pursue new incountry licensees we believe to be equipped and capable to achieve trait deregulation and commercialization. For those licenses terminated prior to December 31, 2017, the remaining balance of the upfront license fees previously deferred for such agreements has been released and recognized as revenue into the fourth quarter of 2017 totaling $528,000.

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

Contemporaneously with Limagrain’s $25.0 million equity investment in our company, in 2010 we formed Limagrain Cereal Seeds LLC, a joint venture company focused on the development and commercialization of improved wheat seed in North America, of which a U.S. wholly owned subsidiary of Limagrain owns 65% and we own 35%.

On March 31, 2017, the Company and Vilmorin USA (“VUSA”) entered into a noncash exchange agreement, whereby the Company transferred to VUSA the Company’s entire membership interest in Limagrain Cereal Seeds LLC (“LCS”) and VUSA transferred to the Company 92,195 shares of the Company’s common stock held by Limagrain. The Company recorded the retirement of the shares using the cost method, resulting in an equity reclassification between common stock par value and additional paid-in capital.

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

Dow AgroSciences

In December 2015, we entered into a strategic collaboration with Dow AgroSciences to develop and commercialize new yield traits and trait stacks in corn. In December 2017, after two years of work, the program had not met its primary performance characteristics sufficient to warrant additional investment. Instead, the parties agreed to terminate the strategic collaboration in favor of pursuing higher value, nearer term opportunities in the health and nutrition trait market.

In August 2017, we announced entry into a new strategic collaboration with Dow AgroSciences to jointly develop and commercialize a breakthrough improved wheat quality trait in North America. The collaboration leverages our TILLING platform with Dow AgroSciences’ enabling technology platforms, high-quality elite germplasm and global commercial channels.

Under the collaboration, the companies will further develop and commercialize an improved wheat quality trait, which has completed initial field trials and is advancing to next-stage field trials. Dow AgroSciences will introgress Arcadia’s trait into its proprietary elite germplasm lines and manage all aspects related to the trait commercialization. Certain development costs will be co-funded under the collaboration agreement, and we will share in the commercial value resulting from products produced.

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

We currently have a scientific advisory board that consists of three members as follows:

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

In general, we believe that our competitors generally fall into the following categories:

•

Specialty health and nutrition ingredient companies: In response to the growing consumer demand for healthier food alternatives, a number of agricultural and food based companies are augmenting their product and market strategies to bring new quality food ingredients to market. Calyxt, Inc. (formerly known as Cellectis Plant Sciences, Inc) is an agriculture biotechnology company that has a similar strategy as ours and is using gene editing technology to create healthier specialty food ingredients and agriculturally advantageous food crops.

•

Large Agricultural Biotechnology, Seed, and Chemical Companies: According to Phillips McDougall, the leading 6 seed and trait companies as a group invested $3.6 billion in seed and trait research and development in 2013. This includes conventional and advanced plant breeding, as well as biotechnology trait development. According to Phillips McDougall, only a limited number of companies have been actively involved in new trait discovery, development, and commercialization: Monsanto, DuPont Pioneer, Syngenta, BASF, Bayer, Dow, KWS, and Genective (a joint venture between KWS and Limagrain). Many of these companies have substantially larger budgets for gene discovery, research, development, and product commercialization than we do. Some of these companies also have substantial resources and experience managing the regulatory process for new GM seed traits. Each of Monsanto, DuPont Pioneer, Syngenta, Dow, and Bayer, which accounted for 85% of the 2013 seed trait research and development spend noted above, also have significant chemical crop protection background and businesses. The trait pipelines of these companies are heavily weighted toward biotic stress traits, although they also have significant programs aimed at development of abiotic stress traits. While these companies have internal programs that may compete with our own, they also seek new traits externally and, as such, some of them either currently are, or may in the future be, our collaborators.

•

Trait Research and Development Companies: There are a number of companies that specialize in research and development of agricultural yield and product quality traits, and we believe that a dozen or more companies, including Yield 10, Arista, Benson Hill Biosystems, Evogene and Keygene, among others, are competitors in our field. We believe that these companies typically focus on a limited number of traits, and do not generally have the product development and regulatory infrastructure necessary to bring traits to market. Therefore, they typically license trait technologies to large industry players with in-house development and regulatory capabilities at a relatively early stage of development. In the development of nutritional traits using non-GM methods, companies like Calyxt and Arista Cereal Technologies are competitors who are also developing quality traits in wheat and other crops.

•

Companies Focused on the Development and Commercialization of Microbial Crop Enhancements: The use of microbial products to enhance crop performance via application to soil, seed, or to crops directly is an area where increased research and development activity has been underway for the past decade or more. We believe that there are more than 20 companies of varying size working in this space. There have been a number of acquisitions, including Becker Underwood by BASF, and joint collaborations in this space but multiple independent companies remain, including Verdesian, Marrone Bioinnovations, Biagro Agrinos, Indigo Agriculture, and Bioconsortia. While these companies could be considered to compete with us as their products seek to improve crop yields, we believe that such products and our traits may be additive, or synergistic, to our future products in terms of increasing crop yields.

•

Companies Focused on Farming Data Management, or Precision Agriculture: Within the past several years there has been a rapid increase in technologies and companies focused on acquiring, analyzing, and acting upon data in ways that may improve farm economics via increased crop yield and more efficient management of crop production inputs. Technical approaches include weather prediction and monitoring, high-density field and crop imaging systems, precision field soil and yield mapping, and others. Companies focusing on this space include Climate Corporation (acquired by Monsanto), Granular (acquired by DuPont), Farmers Business Network, Farmers Edge, Trimble, Planet Labs, Ceres Imaging, Blue River Technologies, and others. While these products are potentially competitive with us for increasing crop yields, we believe that certain of these products could also be additive or synergistic with our traits.

•

Agricultural Research Universities and Institutions: Given the global importance of agriculture, numerous agricultural research universities and institutions around the world focus on basic and applied research aimed at increasing crop yield. Most of this publicly funded research is focused on basic research. Many public research programs aim to understand basic biological processes and do not necessarily engage in further development and commercialization of discovered traits. While these programs are potentially competitive with us, we view them primarily as sources of innovation that is fully compatible with our business model. We have an established track record of working closely and effectively with public research programs, including a number from the U.S., Canada, Bangladesh, Japan, Australia, Ireland, and elsewhere.

We believe that we are uniquely positioned at the nexus of basic research and commercial product development. Unlike many companies in our space, we generally do not compete in the area of basic research. Our focus is on development and validation and, therefore, we provide a value-added link by which basic research can be brought to market. While internal programs at the largest seed and technology companies are competitive with ours in some cases, we are technology providers to some of these companies, and we have numerous collaborations with many of them. To remain competitive, we are pursuing multiple strategies, including further building our non-GM pipeline of new technologies, increasing the scope and range of our field testing activities, and continuing to protect our intellectual property rights in key jurisdictions globally.

Research and Development

As of December 31, 2017, we had 23 full-time employees dedicated to research and development, five of whom are development and field personnel focused on demonstration and research field trials. Our research and development team has technical expertise in molecular biology, biochemistry, genetics, genetic engineering, analytical chemistry, and plant physiology. Our research and development activities are conducted principally at our Davis, California facility, with ongoing field trials conducted in American Falls, Idaho; Brawley, California, Yuma, Arizona; and numerous other locations throughout the United States, as well as locations managed by our collaborators worldwide. We have made, and will continue to make, substantial investments in research and development. Our research and development expenses were $7.4 million and $8.7 million in the years ended December 31, 2017 and 2016, respectively.

Employees

As of December 31, 2017, we had 42 full-time employees, of whom 5 hold Ph.D. degrees. Approximately 23 employees are engaged in research and development activities, two in regulatory management, and 17 in management, operations, accounting/finance, legal and administration. We consider our employee relations to be good. None of our employees is represented by a labor union or collective bargaining agreement.

Facilities

Our corporate headquarters are located in Davis, California, in a facility consisting of approximately 20,775 square feet of office, laboratory and growth chamber space under a lease which was set to expire on June 30, 2018 and has been extended pursuant to an option to renew the lease for an additional three-year term. This facility accommodates research and development, operations, analytical services, regulatory and administrative activities.  Our administrative offices in Phoenix, Arizona, consist of 2,976 square feet under a lease that expires on June 30, 2018 and accommodate our finance, legal and other administrative activities, as well as sales and marketing activities for our SONOVA products. We lease greenhouse space and farm land for agricultural use in Northern California as well as farmland in Idaho. We also lease office and warehouse space in Idaho under a lease that expires on December 31, 2021.  Our Seattle research location was closed in March 2017.

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

We have incurred significant net losses since our formation in 2002 and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $15.7 million, and $19.6 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $167.3 million. We expect to continue to incur losses until we begin generating revenues from our collaborators’ sale of products containing traits we are currently developing, which we expect will not occur for several years, if at all. Because we have incurred and will continue to incur significant costs and expenses for these efforts before we obtain any incremental revenues from the sale of seeds incorporating our traits, our losses in future periods could be even more significant. In addition, we may find our development efforts are more expensive than we anticipate or that they do not generate revenues in the time period we anticipate, which would further increase our losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of our traits, our business, financial condition, operating results, and prospects will suffer.

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

We require additional financing and may not be able to obtain such financing on favorable terms, if at all, which could force us to delay, reduce, or eliminate our research and development activities.

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

We primarily rely on third parties for research, development, commercialization, and marketing of our products and products in development. Other than as provided for in our collaboration agreements, we have no control over the resources, time and effort that our collaborators may devote to the development of products incorporating our traits and have limited access to information regarding or resulting from such programs. We are dependent on our third-party collaborators to fund and conduct the research and development of product candidates, to complete the regulatory process, and for the successful marketing and commercialization of one or more of such products or products in development. Such success will be subject to significant uncertainty.

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

In addition, recently there has been an increasing trend towards consolidation in the agricultural biotechnology industry. For example, in 2017, Dow and DuPont merged, as well as ChemChina and Syngenta. Other potential transactions, such as the proposed acquisition of Monsanto by Bayer, would further consolidate our industry if consummated. Consolidation among our competitors and third parties upon whom we rely could lead to a changing competitive landscape, capabilities, and market share allocations, which could have an adverse effect on our business and operations.

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

We currently participate in one joint venture, Verdeca LLC, which focuses on the development and deregulation of soybean traits.  We may enter into additional joint ventures in the future. Our joint venture arrangements may present financial, managerial, and operational challenges, including potential disputes, liabilities, or contingencies and may involve risks not otherwise present when operating independently, including:

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

Our business is subject to the risks of earthquakes, fire, flood, crop losses and other catastrophic natural events, and security breaches, including cybersecurity incidents.

Our headquarters, certain research and development operations and our seed storage warehouse are located in Davis, California. Production of wheat is conducted in Idaho and other locations. Weather conditions, disease or pest infestation could damage the crop in spite of precautions we would normally take to avoid such losses. Our production of our SONOVA products takes place at a single facility in Northern California, and the inventory is stored in a single cold storage facility in Northern California. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and computer data. However, a natural disaster, such as a fire, flood, or earthquake, could cause substantial delays in our operations, damage or destroy our equipment, inventory, or development projects, and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case.

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

Our technologies rely on our IT system to collect and analyze our genomic data, including TILLING and other experimental data, and manage our plant inventory system, which tracks every plant that we have ever produced. We can provide no assurance that our current IT system is fully protected against third-party intrusions, viruses, hacker attacks, information, or data theft, or other similar threats. Furthermore, we store significant amounts of data and, though we have back-up storage for our stored data, we cannot assure you that our back-up storage arrangements will be effective if it becomes necessary to rely on them.

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

We have recently experienced changes in our management team. Vic C. Knauf, our former Chief Scientific Officer retired in December 2016. Wendy Neal, our former Vice President and Chief Legal Officer, was terminated in February 2017. In addition, Roger Salameh, our former Chief Operating Officer was terminated in February 2017. The Company currently has no plans to fill the Chief Operating Officer role and such duties have been assumed by existing staff. Disruption to our organization as a result of these or future executive management changes could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, starting with the second annual report that we filed with the SEC after the consummation of our public offering, our management is required to report on the effectiveness of our internal control over financial reporting. In addition, once we no longer qualify as an emerging growth company under the JOBS Act and lose the ability to rely on the exemptions related thereto, our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting under Section 404. We are starting the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process will require the investment of substantial time and resources, including by members of our senior management. As a result, this process may divert internal resources and take a significant amount of time and effort to complete. In addition, we cannot predict the outcome of this determination and whether we will need to implement remedial actions in order to implement effective internal control over financial reporting.

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

In connection with the preparation of our financial statements for the years ended December 31, 2017 and 2016, we identified certain internal control deficiencies that did not rise to the level of a significant deficiency or material weakness, on an individual basis or in the aggregate. We are continuously improving our internal control environment. As a result, we may experience higher than anticipated operating expenses, as well as higher auditor fees during and after the implementation of these changes. If we are unable to implement any of the required changes to our internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our operations, financial reporting, and results of operations and could result in an adverse opinion on internal controls from our independent registered public accounting firm.

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

Sales of a substantial number of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2017, there were 2,134,154 shares of our common stock outstanding, of which approximately 545,000 shares were held by non-affiliates. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

We may also issue common stock or options to purchase shares of our common stock that under our 2015 Omnibus Equity Incentive Plan and our 2015 Employee Stock Purchase Plan. Securities issued under these plans will be registered under a Form S-8 and are freely tradable upon issuance. There were 144,743 options exercisable as of December 31, 2017 at a weighted average exercise price of $79.53.

Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock since our initial public offering has been and may continue to be volatile. Since shares of our common stock were sold in our initial public offering in May 2015 at a price of $160.00 per share, our stock price has ranged from $3.60 to $176.00, through December 31, 2017. The market price of our common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond our control and may not be related to our operating performance, including:

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

Our executive officers, directors, and two largest stockholders, in the aggregate, beneficially own approximately 74% of the outstanding shares of our common stock as of December 31, 2017. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

As of December 31, 2017, Moral Compass Corporation, our largest stockholder, beneficially owns approximately 53% of our outstanding common stock, and Moral Compass Corporation and Mandala Capital together beneficially own approximately 73% of our outstanding common stock. For so long as Moral Compass Corporation continues to own a significant percentage of our outstanding shares, they may be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Moral Compass Corporation may be able to exercise control over our management, business plans, and policies, including the appointment and removal of our officers, and may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. This concentration of ownership could deprive you of an opportunity to receive a premium for your shares as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Our common stock may be delisted from The Nasdaq Capital Market if we are unable to maintain compliance with Nasdaq’s continued listing standards.

As a company traded on The Nasdaq Capital Market, we are subject to compliance with The Nasdaq Stock Market’s rules and requirements, which require, among other things, that our minimum bid price be $1.00 or higher and minimum shareholders’ equity be $2.5 million or higher.  In the event we do not meet the Nasdaq listing criteria for 30 consecutive days, Nasdaq will send a “deficiency notice” to inform the company that it will be delisted after 180 calendar days unless it meets the requirements.

On February 14, 2017, we received a letter from Nasdaq notifying us that we were not in compliance with the minimum closing bid requirement set forth in Nasdaq Listing Rule 5405. In accordance with Nasdaq Listing Rule 5450(a)(1), we were required to regain compliance with the minimum closing bid requirement by August 14, 2017.

On July 21, 2017, the Company transferred the listing of its common stock to The Nasdaq Capital Market (the “Capital Market”), and as a result, the Company was afforded the remainder of the 180-day period, or until August 14, 2017, to regain compliance with the minimum $1 bid price per share requirement.  As of August 14, 2017, we were still not in compliance with the minimum $1 bid price per share requirement. However, Nasdaq determined that the Company had until February 12, 2018 to regain compliance with the minimum bid price requirement.

On February 7, 2018, we received a letter from Nasdaq notifying us that the Company has regained compliance with Listing Rule 5450(a)(1) and this matter is now closed.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Davis, California, in a facility consisting of approximately 20,775 square feet of office, laboratory and growth chamber space under a lease that expires on June 30, 2018, pursuant to which we have an option to renew the lease for an additional three-year term. This facility accommodates research and development, operations, analytical services, regulatory and administrative activities.  Our administrative offices in Phoenix, Arizona, consist of 2,976 square feet under a lease that expires on June 30, 2018 and accommodate our finance, legal and other administrative activities, as well as sales and marketing activities for our SONOVA products. We lease greenhouse space and farm land for agricultural use in Northern California as well as farmland in Idaho. We also lease office and warehouse space in Idaho under a lease that expires on December 31, 2021.  Our Seattle research location was closed in March 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Stock Market under the symbol “RKDA” since May 15, 2015. Prior to May 15, 2015, there was no public trading for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the NASDAQ Stock Market:

YEAR ENDED DECEMBER 31, 2016	HIGH	LOW
First Quarter	$68.40	$40.40
Second Quarter	$60.20	$20.20
Third Quarter	$55.00	$35.80
Fourth Quarter	$39.80	$17.20

YEAR ENDED DECEMBER 31, 2017	HIGH	LOW
First Quarter	$23.60	$13.00
Second Quarter	$17.00	$8.40
Third Quarter	$15.60	$6.00
Fourth Quarter	$9.80	$3.60

Holders of Record

As of March 1, 2018, we had 46 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision to declare and pay cash dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2017.

Item 6. Selected Financial Data.

The following selected Consolidated Statements of Operations and Comprehensive Loss data for the years ended December 31, 2017 and 2016 and the Consolidated Balance Sheets data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included herein, and should be read together with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016
	(in thousands, except share and per share amounts)
Revenues:
Product	$514	$669
License	1,470	144
Contract research and government grants	2,042	2,375
Total revenues	4,026	3,188
Operating expenses:
Cost of product revenues	283	895
Research and development(1)	7,407	8,663
Selling, general, and administrative(1)	10,651	12,250
Total operating expenses	18,341	21,808
Loss from operations	(14,315)	(18,620)
Interest expense	(747)	(1,319)
Other income, net	281	340
Loss on extinguishment of debt	(900)	—
Loss before income taxes	(15,681)	(19,599)
Income tax provision	(26)	(25)
Net loss attributable to common stockholders	(15,707)	(19,624)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(7.28)	$(8.85)
Weighted-average number of shares used in per share calculations, basic and diluted(2)	2,156,201	2,218,341

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Research and development	$411	$303
Selling, general, and administrative	1,063	756
Total stock-based compensation	$1,474	$1,059

(2)

See Note 16 of the notes to our consolidated financial statements for a description of how we compute net loss per share attributable to common stockholders, basic and diluted, and pro forma net loss per share attributable to common stockholders, basic and diluted.

	As of December 31,
	2017	2016
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$9,125	$2,013
Working capital	11,522	49,093
Total assets	16,570	56,574
Total indebtedness	—	25,127
Additional paid-in capital	175,223	173,723
Accumulated deficit	(167,257)	(151,550)
Total stockholder's equity	8,007	22,198

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

Overview

We are a consumer-driven, agricultural food ingredient company. We aim to create value across the agricultural production and supply chain beginning with enhanced crop productivity for farmers and ultimately to deliver accelerated innovation in nutritional quality consumer foods.  We use state of the art gene-editing technology and advanced breeding techniques to naturally enhance the nutritional quality of grains and oilseeds to address the rapidly evolving trends in consumer health and nutrition. In addition, we have developed a broad pipeline of high value crop productivity traits designed to enhance farm economics.

Consumers are demanding food companies provide healthier, high quality foods, naturally and sustainably produced with greater ingredient simplicity and transparency. More now than ever, consumers are paying premium pricing to satisfy their dietary health requirements, such as higher fiber and lower gluten in grains, healthier oils and fewer processed ingredients. Consumer food companies recognize this shift but cannot rely upon the legacy ag-supply chain and traditional crop breeding techniques to meet these demands. Conventional and transgenic breeding processes can take between 9-13 years to bring new food varieties or quality traits to market, causing consumer food companies to search for alternative means to satisfy the evolving customer demands. The need for rapid product differentiation at the consumer level has opened up a premium food market opportunity that is becoming one of the fastest growing segments in the food industry.

To address this large and growing demand, we are building on our industry leading scientific expertise and advanced plant breeding and transformation technologies developed over the past 15 years, to directly edit the plant genome, without introducing foreign DNA, to produce nutrient-dense crops for use in the major foods we eat. By employing CRISPR Cas9 gene editing technology and our proprietary TILLING platform, we believe we can reduce the time to market for novel ingredient traits by half, thereby providing consumer food companies a steady and reliable source of cost effective, healthy natural food options.

We are developing a suite of consumer-branded, high value, healthy wheat varieties. First to market will be our Resistant Starch (RS) wheat, a product with more dietary fiber as conventional wheat. Increased fiber consumption is well recognized as a way to improve gut health and to control excessive weight gain. Concurrently, we are developing three additional wheat varieties, a reduced gluten wheat, an extended shelf life wheat and a superior yielding wheat. In the American diet, each day more than 500 calories come from wheat products, 25 percent of the FDA’s recommended daily caloric intake for a woman and 20 percent for a man, which creates a natural market opportunity for our first two wheat products. We believe these varieties have broad application in the global wheat market which is estimated by the US FDA to be 758 million metric tons, which roughly equates to $127 billion.

In years to come, we expect to achieve enhanced nutritional characteristics within a number of other broad acre crops using advanced breeding and gene-editing techniques. Targets include but are not limited to higher fiber longer shelf life and enhanced protein in crops other than wheat.

An important aspect of our business is also improving farmer productivity through the development of more robust crop varieties, by developing specific crop traits designed to counteract the detrimental impact of environmental stresses on harvest yields. Traditional genetic modification (GM) trait development has concentrated on crops where the combination of large acreage and high input costs (such as pest and weed control chemical costs) create significant economic value for herbicidal or insecticidal traits. However, far more deleterious to crop yields are abiotic stresses, such as drought, heat, nutrient deficiency, water scarcity, and soil salinity, and remains largely unpenetrated by the GM seed industry today. For example, industry estimates indicate greater than 80 percent of wheat yield loss and 65 percent of corn yield loss globally are lost due to abiotic factors. These stresses are prevalent in most agricultural environments with varying degrees of severity and often have material consequences on crop production, quality, and farmer incomes.

Phillips McDougall estimates the abiotic stress mitigation trait market to be worth several billion dollars. We devoted much of our early research to building the most comprehensive array of abiotic stress traits in the world. Furthermore, through broad out-licensing arrangements with our commercialization partners, many of our traits have been bred into several global crops, including rice, wheat, and soybeans, and we have demonstrated significant yield improvements in multiple years of field testing. Upon commercialization, we share in the trait fees ranging between 10% and 50%, depending upon the geography, crop and specific trait.

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

In addition, in cooperation with its primary licensee partner, Mahyco, the Company has undertaken an evaluation of the current regulatory environment by territory of its license portfolio to determine the optimal strategy for continued deregulation and commercialization of its traits. In December 2017, we reached agreement with Mahyco for the return of licensed geographies for certain WUE, NUE & Salinity Tolerance traits where Mahyco either lacks the resources or expertise to effectively progress trait deregulation and commercialization. These licenses were terminated prior to December 31, 2017, with the remaining balance of the upfront license fees previously deferred for such agreements released and recognized as revenue into the fourth quarter totaling $528,000. In addition, for other geographies where Mahyco has progressed trait development but does not possess the familiarity with, or influence on, the regulatory environment to affect deregulation, we have agreed we will endeavor to jointly pursue new in-country licensees we believe to be equipped and capable to achieve trait deregulation and commercialization. We will continue to work with our partners to closely monitor the progress of deregulation activities affecting our GM traits, and at the same time, we are realigning our core capabilities and evolving our business model to accelerate the development and near-term commercialization of non-GM nutrition and quality traits.

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

Our commercial strategy is to migrate forward in the ag-food supply chain from the farmer and seed company to the consumer food company. Due to early stage focus on the development of abiotic stress traits, we have historically been commercially aligned with farmers and seed companies. However, by also establishing commercial relationships with consumer food companies and developing consumer brand awareness of our high value premium ingredients, we expect to be better positioned to garner a greater share of our product’s value proposition. Consumer food companies are looking to simplify their food ingredient formulations and consumer are demanding “clean labeling” in their foods, paying more for foods having fewer artificial ingredients and more natural, recognizable and healthy ingredients. Ninety-one per cent of U.S. consumers believe food and beverage options with recognizable ingredients are healthier. Because we engineer nutrient density directly into the primary grains and oils, we provide the mechanism for food formulation simplification naturally, cost effectively and in a time-frame to meet evolving consumer demands. Our branding strategy is to link consumer’s health and nutrition appreciation with the nutrients we source directly from the farm, enabling us to share premium economics throughout the ag-food supply chain.

This forward migration in the ag-food supply chain will require we build additional organizational capabilities and industry expertise. For instance, we are expanding our in-house commercial grain production and logistics resources for greater scale capacity to bring our identity preserved products to market. We are also developing product branding strategies to build customer brand recognition and loyalty.

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

We have never been profitable and had an accumulated deficit of $167.3 million as of December 31, 2017. We incurred net losses of $15.7 million and $19.6 million for the years ended December 31, 2017 and 2016, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we will need additional funding to support our operating activities.

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

License Revenues

Our license revenues to date consist of up-front, nonrefundable license fees, annual license fees, and subsequent milestone payments that we receive under our research and license agreements. We generally recognize nonrefundable up-front license fees and guaranteed, time-based payments as revenue proportionally over the expected development period. We recognize annual license fees proportionally over the related term subject to cancellation provisions.  In the event a license is terminated prior to commercialization, the deferred balance of the unamortized up-front license is released to revenue on the effective date.

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

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2017 and 2016. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016
	(in thousands)
Revenues:
Product	$514	$669
License	1,470	144
Contract research and government grants	2,042	2,375
Total revenues	4,026	3,188
Operating expenses:
Cost of product revenues	283	895
Research and development	7,407	8,663
Selling, general and administrative	10,651	12,250
Total operating expenses	18,341	21,808
Loss from operations	(14,315)	(18,620)
Interest expense	(747)	(1,319)
Other income, net	281	340
Loss on extinguishment of debt	(900)	—
Loss before income taxes	(15,681)	(19,599)
Income tax provision	(26)	(25)
Net loss attributable to common stockholders	$(15,707)	$(19,624)

Revenues

Product revenues accounted for 13% and 21% of our total revenues for the years ended December 31, 2017 and 2016, respectively. The $155,000, or 23%, decrease in product revenues was primarily driven by larger volume distributor orders in 2016 that were not present in 2017.

License revenues accounted for 37% and 5% of our total revenues for the years ended December 31, 2017 and 2016, respectively. The $1.3 million, or 921%, increase in license revenue was due, in part, to the termination of several agreements in 2017 that resulted in the recognition of previously deferred upfront license fees. Also contributing to the increase was the delay in the estimated launch date determined in 2016 for a number of our out-licensed yield traits, thereby increasing the number of years over which these upfront license fees are to be amortized, thereby reducing the amount amortized into revenue each year, as was the case in 2016.

Contract research and government grant revenues comprise a significant portion of our total revenues, accounting for 51% and 74% of our total revenues for the years ended December 31, 2017 and 2016, respectively. The $333,000, or 14%, decrease in contract research and government grant revenues was primarily driven by contracts that were completed in 2017, partially offset by a new contract research agreement in 2017.

Cost of Product Revenues

Cost of product revenues decreased by $612,000, or 68%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was due to an inventory write-down recorded in 2016.

Research and Development

Research and development expenses decreased by $1.3 million, or 14%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The net decrease was primarily due to $1.8 million of lower salaries and benefits and $384,000 of reduced chemical and supply expenditures, mainly the result of the reductions in our workforce that occurred in 2016.  Partially offsetting these decreases were a $1.1 million increase in subcontracting activity in support of Verdeca and $533,000 of license fee expense released from prepaid expenses upon the discontinuance of a license agreement in the fourth quarter of 2017.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $1.6 million, or 13%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in SG&A costs was primarily driven by $1.3 million of lower salaries and benefits resulting from reductions in our work force in 2016, along with $1.2 million of related severance costs in 2016 that were not present in 2017. There was a $742,000 increase in the amount of incentive and bonus expense recognized in 2017 as compared to 2016, along with higher consulting fees related to our strategic review process.

Interest Expense

Interest expense decreased $572,000, or 43%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was driven by the extinguishment of debt in July 2017.  See Note 10.

Other Income, Net

Other income, net, decreased $60,000, or 18%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This decrease primarily consisted of lower net investment income due to the declining investment balance from 2016 to 2017.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of $900,000 was related to the debt payoff that occurred in July 2017. There was no such activity in 2016.

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

Liquidity, Capital Resources and Going Concern

We have funded our operations primarily with the net proceeds from our initial public offering and private placements of equity and debt securities, as well as proceeds from the sale of our SONOVA products and payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which are primarily focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes replicating field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of December 31, 2017, we had cash and cash equivalents of $9.1 million and short-term investments of $3.9 million.

We believe that our existing cash, cash equivalents, and short-term investments will not be sufficient to meet our anticipated cash requirements for at least the next 12 months, and thus raises substantial doubt about the Company’s ability to continue as a going concern.  See Note 1.

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

Term Loans

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(13,965)	$(17,055)
Investing activities	47,178	(5,301)
Financing activities	(26,101)	396
Net increase (decrease) in cash and cash equivalents	$7,112	$(21,960)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was $14.0 million. Our net loss of $15.7 million was partly offset by non-cash charges of $1.5 million for stock-based compensation, loss on extinguishment of debt of $900,000, and depreciation and amortization of $279,000. These were partially offset by changes in net operating assets totaling ($921,000).

Cash used in operating activities for the year ended December 31, 2016 was $17.1 million. Our net loss of $19.6 million was partly offset by non-cash charges of $1.1 million for stock-based compensation, $0.3 million for depreciation and amortization, $0.2 million for accretion of debt discount, $0.9 million of net operating assets, and $0.1 million of net amortization of investment premium.

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2017 of $47.2 million primarily consisted of $66.7 million of proceeds from sales and maturities of investments, partially offset by $19.4 million of net investments purchased.

Cash used in investing activities for the year ended December 31, 2016 of $5.3 million primarily consisted of $41.4 million of net investments purchased and $0.2 million of property and equipment purchases, which were partially offset by $36.3 million of proceeds from sales and maturities of investments.

Cash Flows from Financing Activities

Cash used in financing activities for the year ended December 31, 2017 of $26.1 million consisted primarily of payments on notes payable and related debt extinguishment costs.  See Note 10.

Cash provided by financing activities for the year ended December 31, 2016 of $0.4 million was primarily from the proceeds from exercise of stock options and purchases through our employee stock purchase plan (“ESPP”).

Contractual Obligations and Other Commitments

Our future contractual obligations at December 31, 2017 were as follows (in thousands):

	Payments Due by Period(1)(2)
	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years	Total
Non-cancelable operating leases	$422	$149	$—	$—	$571

(1)	Does not include any amounts related to contract research or other agreements with unrelated parties that require us to pay certain funding commitments, as these agreements are cancelable by us.
(2)

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

We have determined that, at the inception of each license agreement, there is only one deliverable for the license for, access to, and assistance with the development of the specified intellectual property. We recognize revenue from upfront payments proportionally over the term of our estimated period of performance under the agreement. On a quarterly basis, we review our estimated period of performance for our license agreements based on the progress under the arrangement and account for the impact of any changes on a prospective basis. We recognize annual license fees proportionally over the related term subject to cancellation provisions.  In the event a license is terminated prior to commercialization, the deferred balance of the unamortized up-front license is released to revenue on the effective date.

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

Inventories

Inventory costs are tracked on a lot-identified basis, valued at the lower of cost or net realizable value and are included as cost of product sales when sold. We compare the cost of inventories with market value and write down inventories to net realizable value, if lower. We provide write down inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additionally, we provide reserves for excess and slow-moving inventory to its estimated net realizable value. The inventory write-downs are based upon estimates about future demand from our customers and distributors and market conditions. Future events that could significantly influence our judgment and related estimates include conditions in target markets, introduction of new products or changes to current or future competitor products.

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

We recorded stock-based compensation expense related to equity awards of $1.5 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively.

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

For stock options and other equity awards, our board of directors determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the NASDAQ Stock Market on the date of grant.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2017, we had cash and cash equivalents of $9.1 million and short-term investments of $3.9 million consisting primarily of cash equivalents and other liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily shortterm in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Arcadia Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcadia Biosciences, Inc. and its subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

March 20, 2018

We have served as the Company's auditor since 2007.

Arcadia Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$9,125	$2,013
Short-term investments	3,898	48,547
Accounts receivable	1,231	349
Unbilled revenue	4	184
Inventories — current	229	252
Prepaid expenses and other current assets	560	877
Total current assets	15,047	52,222
Property and equipment, net	299	508
Inventories — noncurrent	1,168	1,327
Long-term investments	—	2,498
Other noncurrent assets	56	19
Total assets	$16,570	$56,574
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,496	$2,359
Amounts due to related parties	29	30
Unearned revenue — current	1,000	740
Total current liabilities	3,525	3,129
Notes payable	—	25,127
Unearned revenue — noncurrent	2,038	3,120
Other noncurrent liabilities	3,000	3,000
Total liabilities	8,563	34,376
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 and 400,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 2,134,154 and 2,224,384 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.	42	44
Additional paid-in capital	175,223	173,723
Accumulated deficit	(167,257)	(151,550)
Accumulated other comprehensive loss	(1)	(19)
Total stockholders’ equity	8,007	22,198
Total liabilities and stockholders’ equity	$16,570	$56,574

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and share data)

	Year Ended December 31,
	2017	2016
Revenues:
Product	$514	$669
License	1,470	144
Contract research and government grants	2,042	2,375
Total revenues	4,026	3,188
Operating expenses:
Cost of product revenues	283	895
Research and development	7,407	8,663
Selling, general and administrative	10,651	12,250
Total operating expenses	18,341	21,808
Loss from operations	(14,315)	(18,620)
Interest expense	(747)	(1,319)
Other income, net	281	340
Loss on extinguishment of debt	(900)	—
Net loss before income taxes	(15,681)	(19,599)
Income tax provision	(26)	(25)
Net loss attributable to common stockholders	$(15,707)	$(19,624)
Net loss per share attributable to common stockholders:
Basic and diluted	$(7.28)	$(8.85)
Weighted-average number of shares used in per share calculations:
Basic and diluted	2,156,201	2,218,341
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	18	96
Other comprehensive income	18	96
Comprehensive loss attributable to common stockholders	$(15,689)	$(19,528)

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2016	2,209,210	$44	$172,222	$(131,926)	$(115)	$40,225
Exercise of stock options	11,407	—	270	—	—	270
Issuance of shares related to employee stock purchase plan	3,767	—	172	—	—	172
Stock-based compensation	—	—	1,059	—	—	1,059
Other comprehensive income	—	—	—	—	96	96
Net loss	—	—	—	(19,624)	—	(19,624)
Balance at December 31, 2016	2,224,384	$44	$173,723	$(151,550)	$(19)	$22,198
Issuance of shares related to employee stock purchase plan	1,964	—	24	—	—	24
Stock-based compensation	—	—	1,474	—	—	1,474
Other comprehensive income	—	—	—	—	18	18
Exchange of membership interest in unconsolidated entity for common stock	(92,194)	(2)	2	—	—	0
Net loss	—	—	—	(15,707)	—	(15,707)
Balance at December 31, 2017	2,134,153	$42	$175,223	$(167,257)	$(1)	$8,007

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,707)	$(19,624)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	279	304
(Gain) Loss on disposal of equipment	(1)	4
Net amortization of investment premium and discount	(89)	140
Loss on sale of investments	2	—
Stock-based compensation	1,474	1,059
Accretion of debt discount	98	198
Loss on extinguishment of debt	900	—
Changes in operating assets and liabilities:
Accounts receivable	(882)	357
Unbilled revenue	179	(102)
Inventories	183	582
Prepaid expenses and other current assets	324	(185)
Other noncurrent assets	11	5
Accounts payable and accrued expenses	87	(19)
Amounts due to related parties	(1)	11
Unearned revenue	(822)	215
Net cash used in operating activities	(13,965)	(17,055)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4	—
Purchases of property and equipment	(79)	(231)
Purchases of investments	(19,405)	(41,385)
Proceeds from sales and maturities of investments	66,658	36,315
Net cash provided by (used in) investing activities	47,178	(5,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	—	(46)
Payments of debt extinguishment costs	(1,125)	—
Payments on notes payable	(25,000)	—
Proceeds from exercise of stock options and purchases through ESPP	24	442
Net cash (used in) provided by financing activities	(26,101)	396
Net increase (decrease) in cash and cash equivalents	7,112	(21,960)
Cash and cash equivalents — beginning of period	2,013	23,973
Cash and cash equivalents — end of period	$9,125	$2,013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$746	$1,033
Cash paid for income taxes	$2	$29
NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of membership interest in unconsolidated entity for common stock	$2	$—
Proceeds from sale of fixed assets included in prepaid expenses and other current assets	$7	$—
Deferred financing costs in accounts payable and accrued expenses	$50	$—

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

The Company is a consumer-driven, agricultural food ingredient company. We aim to create value across the agricultural production and supply chain beginning with enhanced crop productivity for farmers and ultimately delivering accelerated innovation in nutritional quality consumer foods. We use state of the art gene-editing technology and advanced breeding techniques to naturally enhance the nutritional quality of grains and oilseeds to address the rapidly evolving trends in consumer health and nutrition. In addition, we have developed a broad pipeline of high value crop productivity traits designed to enhance farmer economics.

In February 2012, the Company formed Verdeca LLC (“Verdeca,” see Note 7), which is jointly owned with Bioceres, Inc. (“Bioceres”), a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development cooperative. Verdeca, which is consolidated by the Company, was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

Reverse Stock Split

In January 2018, the Company’s board of directors approved a reverse split of 1:20 on the Company’s issued and outstanding common stock. In January 2018, the Company’s stockholders approved the certificate of amendment, which the Company filed on January 23, 2018 with the Secretary of State of Delaware to effect the reverse split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the consolidated financial statement have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Liquidity, Capital Resources, and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of December 31, 2017, the Company had an accumulated deficit of $167.3 million, cash and cash equivalents of $9.1 million, and short-term investments of $3.9 million. As is disclosed in Note 10, the Company repaid its $25.0 million term loan and related interest, prepayment and end-of-term payments totaling $1.3 million with Silicon Valley Bank in July 2017. The Company believes that its existing cash, cash equivalents and investments will be insufficient to meet its anticipated cash requirements for at least through March 2019, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Verdeca LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP (“GAAP”), and with the rules of the Securities and Exchange Commission. The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities ("VIEs"). This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary of Verdeca, which is a VIE. The Company evaluates its relationships with the VIEs upon the occurrence of certain significant events that affect the design, structure or other factors pertinent to the primary beneficiary determination.  Verdeca LLC has no operations, assets or liability as of and for the years ended December 31, 2017 and 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto. Significant estimates and assumptions made by management included the determination of the provision for income taxes, costs to complete government grants and research contracts, net realizable value of inventory, and the development period of revenue-generating technologies. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers any liquid investments with a stated maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks. The Company limits cash investments to financial institutions with high credit standings; therefore, management believes that there is no significant exposure to any credit risk in the Company’s cash and cash equivalents. However, as of December 31, 2017 and 2016, a substantial portion of the Company’s cash in depository accounts is in excess of the federal deposit insurance limits.

Investments in Equity and Debt Securities

The Company uses the equity method to account for investments in equity securities if the investment provides the Company the ability to exercise significant influence over operating and financial policies of the investee. The Company includes its proportionate share of earnings and/or losses of the equity method investee in its Consolidated Statements of Operations and Comprehensive Loss. The carrying value of the equity investments is reported using the equity method in the Consolidated Balance Sheets. As of December 31, 2017 and 2016, the Company’s investment in Limagrain Cereal Seeds LLC (“LCS”) is $0. See Note 6 – Investments in Unconsolidated Entity for additional information.

Investments in equity securities in which the Company holds less than 20% voting interest and on which the Company does not have the ability to exercise significant influence, and do not have readily determinable fair values are accounted for under the cost method. Cost method investments are originally recorded at cost and are reported on the Consolidated Balance Sheets.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Investments in debt securities are carried at fair value and classified as available-for-sale. Realized gains and losses on available-for-sale securities are included in other income (loss) — net in the Consolidated Statements of Operations and Comprehensive Loss. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss) ("AOCI”). Securities classified as available-for-sale are reported as cash and cash equivalent, short-term investments or long-term investments in the Consolidated Balance Sheets based on the nature of the investments and maturity period. Short-term investments have maturities of less than a year and long-term investments have maturities of a year and greater from the balance sheet date. The Company’s debt securities are primarily comprised of U.S. government securities, U.S. government agency securities, commercial paper, certificates of deposit, and money markets. These available-for-sale investments are held in the custody of a major financial institution.

Other-than-Temporary Impairments on Investment

The Company regularly reviews each of its investments for impairment by determining if the investment has sustained an other-than-temporary decline in its value, in which case the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the investment in relation to its cost basis, (ii) the financial condition of the investment, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery of the market value of the investment. As of December 31, 2017 and 2016, there was no impairment of the Company’s investments.

Accounts Receivable

Accounts receivable represents amounts owed to the Company from product sales, licenses and contract research and government grants. The carrying value of the Company’s receivables represents estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is recorded accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company had no amounts reserved for doubtful accounts at December 31, 2017 and 2016 as the Company expected full collection of the accounts receivable balances as of each of these dates.

SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Proprietary safflower plants are grown, producing seed with a high-GLA content. This seed is used for subsequent plantings or processed, and sold as GLA oil, including SONOVA 400 GLA safflower oils and SONOVA Ultra GLA safflower oil, which we refer to as our SONOVA products. Amounts inventoried consist primarily of fees paid to contracted cooperators to grow the crops and costs to process and store harvested seed. Inventory costs are tracked on a lot-identified basis and are included as cost of product revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write downs to inventory are based upon estimates about future demand from the Company’s customers and distributors and market conditions.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Raw materials inventories consist primarily of seed production costs incurred by our contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. The Company recorded a $0.5 million write-down of inventory for the year ended December 31, 2016. A write-down was not recorded for the year ended December 31, 2017. Inventories consist of the following (in thousands):

	As of December 31,
	2017	2016
Raw Materials	$45	$44
Finished Goods	1,352	1,535
Inventories	$1,397	$1,579

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

Impairment of Long-Lived Assets

The Company evaluates if events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. In evaluating for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. In the event that the balance of any asset exceeds the future undiscounted cash flow estimate, impairment is recognized based on the excess of the carrying amounts of the asset above its estimated fair value. As of December 31, 2017 and 2016, there was no impairment of the Company’s long-lived assets.

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

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of December 31,
	2017	2016
Customer A	18	—
Customer D	53	—
Customer E	24	36
Customer H	—	27
Customer I	—	22

Customers representing greater than 10% of total revenues were as follows (in percentages):

	For Year Ended December 31,
	2017	2016
Customer A	26	—
Customer D	18	30
Customer G	2	21
Customer J	8	11
Customer K	14	—

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

The Company has determined that, at the inception of each license agreement, there is only one deliverable for the license for and access to the specified intellectual property. The up-front nonrefundable license fees are recognized as revenue proportionally over the development period. The development period is estimated based upon factors such as type of traits, nature of crops and geographies, which are used to establish the initial deferral period. The Company continually reviews such estimates based on progress toward product commercialization and performs a thorough analysis at least annually. If the deferral period estimate changes, the amount of revenue recognized during the period is either accelerated or reversed to reflect the updated deferred balances as of the current period-end, capturing the cumulative effect of the changes. The annual license fees are payable at the end of the annual period and such fees typically are not required to be paid if the agreement is cancelled prior to the due date. Therefore, annual license fees are only recognized when they become due.  In the event a license is terminated prior to commercialization, the deferred balance of the unamortized up-front license is released to revenue on the effective date.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

The standard permits the use of either the retrospective or cumulative effect transition method. The Company is analyzing the impacts of the new revenue standards with the assistance of a third-party professional services firm.  The Company adopted the requirements of the new standard in the first quarter of 2018 using the modified retrospective method with the likely impact per revenue stream as follows:

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

o

Up-front license fees – the Company believes there will be a significant impact.  The up-front fees will be recognized at a point in time rather than over the estimated commercialization period.  The balances of unearned revenues on the balance sheet totaling $2.4 million related to up-front license fees and any associated deferred tax assets are expected to be derecognized through an opening adjustment to retained earnings on January 1, 2018.  The Company believes new license agreements executed in 2018 will have up-front license fees recognized as revenue upon execution of the agreement.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

o

Annual license fees – the Company believes there will be an impact; however, no adjustment is required upon adoption.  Annual license fees will be variable consideration that is initially constrained and recognized only when it is probable that such amounts would not be reversed.  The Company will need to design and implement a process to assess when renewal of annual license fees are probable in order to determine the timing of revenue recognition for annual license fees.

o

Milestone fees – the Company believes there will be an impact; however, no adjustment is required upon adoption.  Milestone fees will be variable consideration that is initially constrained and recognized only when it is probable that such amounts would not be reversed. The Company will need to design and implement a process to assess when achievement of milestones are probable in order to determine the timing of revenue recognition for milestone fees.

o

Commercial Value Sharing Fees – the Company believes there will not be an impact to revenue recognition as no license agreements within our portfolio have commercialized; however, no adjustment is required upon adoption.  Commercial value share fees will be recognized based on subsequent sales by the licensee.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments affect any entity that changes the terms or conditions of a share-based payment award. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued and be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of the adoption of ASU No. 2017-09 on its consolidated financial statements.

In November 2017, the FASB issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update). The ASU amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. The amendments were effective upon issuance. The Company is currently evaluating the impact on revenue recognition, however it does not expect these amendments to have a material effect on its financial statements.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2017	2016
Laboratory equipment	$2,404	$2,632
Software and computer equipment	424	449
Furniture and fixtures	147	153
Vehicles	203	204
Leasehold improvements	2,002	1,991
Assets under construction	—	20
Property and equipment, gross	5,180	5,449
Less accumulated depreciation and amortization	(4,881)	(4,941)
Property and equipment, net	$299	$508

Depreciation and amortization expense is $279,000 and $304,000 for the years ended December 31, 2017 and 2016, respectively.

Note 5. Investments and Fair Value Measurements

Available-for-Sale Investments

The Company classified short-term and long-term investments as “available-for-sale.” Investments are free of trading restrictions. The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss, which is reflected as a separate component of stockholder’s equity in the Consolidated Balance Sheets. Gains and losses are recognized when realized in the Consolidated Statements of Operations and Comprehensive Loss.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2017 and December 31, 2016, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2017
Cash equivalents:
Money market funds	$8,943	$—	$—	$8,943
Short-term investments:
Commercial paper	1,399	—	—	1,399
U.S. government securities	2,500	—	(1)	2,499
Total Assets at Fair Value	$12,842	$—	$(1)	$12,841

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2016
Cash equivalents:
Money market funds	$1,549	$—	$—	$1,549
Short-term investments:
Certificates of Deposit	3,049	—	(2)	3,047
Commercial paper	21,248	—	—	21,248
U.S. government securities	19,267	—	(9)	19,258
U.S. government agency securities	5,000	—	(6)	4,994
Long-term investments:
U.S. government securities	2,500	—	(2)	2,498
Total Assets at Fair Value	$52,613	$—	$(19)	$52,594

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of December 31, 2017.

As of December 31, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2017.

Fair Value Measurement

The fair value of the available-for-sale investments at December 31, 2017 were as follows:

	Fair Value Measurements at December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$8,943	$—	$—	$8,943
Short-term investments:
Commercial paper	—	1,399	—	1,399
U.S. government securities	2,499	—	—	2,499
Total Assets at Fair Value	$11,442	$1,399	$—	$12,841

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

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2017 or 2016. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt instruments. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2017 and 2016 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value. The carrying values of long-term debt, which approximate fair value, and debt instruments are principally measured using Level 2 inputs based on quoted market prices or pricing models using current market rates.

Note 6. Investment in Unconsolidated Entity

Limagrain Cereal Seeds LLC

At December 31, 2016, the Company owned a 35% ownership position in Limagrain Cereal Seeds LLC (“LCS”). The remaining 65% of LCS was owned by Vilmorin & Cie (“Limagrain”), a major global producer and marketer of field crop and vegetable seeds, through its wholly owned subsidiary, Vilmorin USA (“VUSA”). LCS improves and develops new wheat and barley varieties utilizing genetic and breeding resources, as well as advanced technologies, from Limagrain and the Company. Historically, funding for LCS has come from an initial pro rata equity investment from each partner and with subsequent financing in the form of debt from VUSA. As of December 31, 2016, the Company’s investment in LCS had been reduced to $0 as a result of its equity method loss recognition.

On March 31, 2017, the Company and VUSA entered into a non-cash exchange agreement, which the Company transferred to VUSA the Company’s entire membership interest in LCS and VUSA transferred to the Company 92,194 shares of the Company’s common stock held by Limagrain. The Company recorded the retirement of the shares using the cost method, resulting in an equity reclassification between common stock par value and additional paid-in capital.

As of December 31, 2017, the Company does not have an investment in an unconsolidated entity.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Summarized condensed financial information related to the unconsolidated entity, accounted for using the equity method is as follows (in thousands):

	As of and for the year ended December 31,
	2017 (3)	2016
Assets:
Current assets	$—	$2,963
Non-current assets	—	9,776
Total assets	—	12,739
Liabilities and equity:
Current liabilities	—	26,992
Equity of Arcadia Biosciences, Inc.(1)	—	(4,989)
Equity of VUSA	—	(9,264)
Total liabilities and equity	$—	$12,739
Revenue	$216	$3,635
Gross profit	118	1,594
Loss from continuing operations	(1,422)	(5,268)
Net loss (2)	(1,539)	(5,413)

(1)	Effective June 2014, the investment balance was reduced to $0.
(2)	As the Company’ investment balance was reduced to $0 in 2014, the Company’s share of the pretax loss is $0 for the years ended December 31, 2017 and 2016.
(3)	Represents year to date activity through transaction date of March 31, 2017.

Note 7. Variable Interest Entity

In February 2012, the Company formed Verdeca LLC (“Verdeca”), which is equally owned with Bioceres, Inc. (“Bioceres”), a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development cooperative owned by approximately 300 shareholders, including some of South America’s largest soybean growers. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

In addition, the Company had a right to require Bioceres, S.A. to repurchase any shares of common stock then owned by the Company upon the occurrence of certain events specified in the agreement, and similarly, Bioceres, S.A. had the right to require the Company to sell back any shares of common stock owned by the Company under certain circumstances. The Company entered into a subcontracted research agreement in 2015 with Bioceres S.A. and Bioceres Semillas, S.A., a subsidiary of Bioceres S.A. Per the agreement, the Company could pay for these services with a combination of cash and Bioceres S.A. shares. In 2015, the liability for the aforementioned agreement was settled with $205,000 of cash and the remaining 632 Bioceres S.A. shares, with a fair value of $500,000, held by the Company, thus reducing the cost investment on the Company’s Consolidated Balance Sheet to $0.

Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amount of $912,000 and $416,000 for the years ended December 31, 2017 and 2016, respectively.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2017	2016
Accounts payable—trade	$366	$222
Payroll and benefits	805	1,331
Research and development	899	182
Royalty fees due to unrelated parties	177	170
Accrued interest on notes payable	—	98
Consulting	32	29
Rent and utilities	51	85
Legal	83	45
Accrued withholding taxes	24	—
Other	59	197
Total accounts payable and accrued expenses	$2,496	$2,359

Exit or Disposal Activities

As of December 2016, the Company completed a comprehensive strategic review of its technology programs, pipeline, partner program progress, competitive landscape and market conditions, which resulted in the decision to realign its organizational capabilities to best support the Company’s near term product commercialization needs and preserve cash. As a result, a number of personnel changes were made, including the elimination of 23 positions. The severance costs associated with this reduction in force were $192,000 for one-time employee termination benefits, and $224,000 in severance costs in connection with an executive employment contract, both of which, are recorded in Selling, General, and Administrative expense for the year ended December 31, 2016. A portion of the one-time employee termination benefits was paid out in December 2016 and the remaining severance amount of $389,000 was accrued under payroll and benefits as of December 31, 2016 and paid in 2017. Additionally, the Company closed its Seattle office in March 2017. The Company has no other associated exit or disposal costs pertaining to the years ended December 31, 2017 and 2016.

9. Collaborative Arrangements

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The Company accounts for research and development (“R&D”) costs in accordance ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results are achieved.

Note 10. Long-Term Debt and Other Financing Arrangements

There was no long-term debt as of the year ended December 31, 2017.  Longterm debt as of the year ended December 31, 2016 consisted of the following (in thousands):

Notes payable	$25,127
Total	$25,127
Less current portion	—
Long-term portion	$25,127

Term Loan

In December 2015, the Company entered into a loan and security agreement (“Term Loan”) with Silicon Valley Bank (the “Bank”) providing for a senior secured term loan facility in the amount of $25.0 million, which proceeds were used to repay all existing debt.  In July 2017, the Company repaid the Term Loan with Silicon Valley Bank, along with the $625,000 end-of-term fee and $500,000 prepayment fee.

The Term Loans’ prepayment and end of term fees of $1.1 million were recorded as a loss on extinguishment of debt, along with $41,000 of deferred loan issuance fees, partially offset by $267,000 of end of term fees previously amortized, netting to a loss of $900,000. As of the payoff date, the Company was in compliance with all covenants.

The Company recognized related interest expense of $747,000 for the year ended December 31, 2017, of which $98,000 was related to the debt discount.  During 2016, the Company recognized interest expense of $1.3 million for the year of which $198,000 was related to the debt discount.

Note 11. Stock-Based Compensation

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective upon the Company’s IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 154,387 shares of common stock reserved for future issuance, which included 10,637 that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. Options granted generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted, once vested, are generally exercisable for up to 10 years, after grant.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

As of December 31, 2017, a total of 395,808 shares of common stock were reserved for issuance under the 2015 Plan, of which 224,647 shares of common stock are available for future grant. As of December 31, 2017, a total of 116,949 and 171,181 options are outstanding under the 2006 and 2015 Plans, respectively.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2015	171,375	$75.20	$3,707
Options granted	89,970	103.50
Options exercised	(11,407)	23.63
Options cancelled and forfeited	(20,999)	89.84
Outstanding — Balance at December 31, 2016	228,939	$87.60	$—
Options granted	111,336	13.47
Options exercised	—	—
Options cancelled and forfeited	(52,146)	61.60
Outstanding — Balance at December 31, 2017	288,129	63.62	$—
Vested and expected to vest — December 31, 2017	282,394	63.95	$—
Exercisable —December 31, 2017	144,743	$79.53	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by the Board of Directors for each of the respective periods. The intrinsic value of options exercised was $0 for the year ended December 31, 2016. There were not any options exercised during 2017.

At December 31, 2017 and 2016, there were no expired options, and the total fair value of shares vested during the years was $449,000 and $283,000, respectively.

As of December 31, 2017, there was $1.1 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.74 years.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Expected Dividend—The expected dividend yield is based on the Company’s expectation of future dividend payouts to common stockholders.

The fair value of stock option awards to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption:

	Year Ended December 31,
Assumptions	2017	2016
Expected term (years)	6.12	6.06
Expected volatility	79%	92%
Risk-free interest rate	1.90%	1.76%
Expected dividend yield	—	—

The weighted- average, estimated grant-date fair value of employee stock options granted during the years ended December 31, 2017 and 2016 was $9.20 and $22.60, respectively. The Company recognized $1.5 million and $1.1 million of compensation expense for stock options to employees and board members for the years ended December 31, 2017 and 2016, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2017, the number of shares of common stock reserved for future issuance under the ESPP is 69,270. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of December 31, 2017, 5,731 shares had been issued under the ESPP. The Company recorded $13,000 and $80,000 of ESPP related compensation expense for the years ended December 31, 2017 and 2016, respectively.

Note 12. Commitments and Contingencies

Leases

The Company leases office and laboratory space, greenhouse space, grain storage bins, warehouse space, and equipment under operating lease agreements having initial lease terms ranging from three to five years, including certain renewal options available to the Company at market rates. The Company also leases land for field trials on a short-term basis. Future minimum payments under non-cancelable operating leases in effect as of December 31, 2017, are presented below (in thousands):

Years Ending December 31,	Amounts
2018	422
2019	77
2020	72
Total future minimum payments under non- cancelable operating leases	$571

Rent expense under all operating leases totaled $1.2 and $1.3 million for years ended December 31, 2017 and 2016, respectively.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Legal Matters

From time to time, in the ordinary course of business, the Company may become involved in certain legal proceedings. As of December 31, 2017 and 2016, the Company was not involved in any material legal proceedings.

Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. As of December 31, 2017, the Company continues to pursue a total of three development programs using this technology and believes that the contingent liability is probable. As a result, $3.0 million remains on the Consolidated Balance Sheet as an other noncurrent liability.

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

Royalties due to both related and unrelated parties on license revenue accrued as of December 31, 2017 and 2016 were $206,000 and $201,000, respectively. Royalties are included within research and development on the Consolidated Statements of Operations and Comprehensive Loss.

Milestone payments are contingent upon the successful development or implementation of various technologies. Payments for milestones yet to be achieved totaled $2.0 million for both years ended December 31, 2017 and 2016. The timing of the payments is not determinable at this time pending research and development currently in progress; however, no significant payments were made during the years ended December 31, 2017 and 2016.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 13. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Domestic	$(15,681)	$(19,599)
Foreign	—	—
Loss before income taxes	$(15,681)	$(19,599)

The components of the provision for income taxes for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Current:
Federal	$—	$—
State	2	1
Foreign	24	24
Total current tax expense	26	25
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax benefit	—	—
Total tax expense	$26	$25

The Company operates in only one federal jurisdiction, the United States. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016
Expected income tax provision at the federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	2.6%	4.7%
Change in valuation allowance	91.4%	(37.8)%
Nondeductible expenses	0.1%	(0.9)%
Impact of change in federal tax rate	(124.6)%	—
Withholding taxes	(0.2)%	(0.1)%
Other	(3.5)%	—
Income tax provision	(0.2)%	(0.1)%

The total income tax expense for the years ended December 31, 2017 and 2016 was $26,000 and $25,000, respectively, and is comprised of current state taxes and foreign taxes withheld by governmental agencies outside of the United States.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net operating loss carryforwards (“NOLs”) and other tax credits. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$37,498	$49,593
Unearned revenue	783	1,501
Stock-based compensation	2,273	2,861
Accrued payroll and benefits	51	215
Research and development credits	171	143
Capital loss carryover	—	13
Fixed asset basis difference	128	191
Inventory reserve	396	1,110
Charitable contributions	3	5
Total deferred tax assets	41,303	55,632
Less valuation allowance	(41,303)	(55,632)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The net valuation allowance decreased by $14.3 million and increased by $8.5 million during the years ended December 31, 2017 and 2016, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at December 31, 2017, which were fully offset by a valuation allowance.  The Company has evaluated the other changes resulting from the Tax Act and does not expect them to have a material impact on the tax provision, therefore, the Company considers the accounting complete.

At December 31, 2017, the Company had federal and state NOLs aggregating approximately $152.9 million and $105.3 million, respectively. At December 31, 2017, the utilization of a portion of our NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code (IRC). Of the $152.9 million generated, $7.2 million will not be available to be utilized within the carryforward period. If not utilized, these federal NOLs will begin to expire in 2020 and these state NOLs began to expire in 2017. The Company continues to evaluate IRC Section 382, which may limit NOLs generated in future years.

The Company evaluates deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Such evaluation is based on consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the length of statutory carryforward periods; the Company’s experience with operating losses; and tax-planning alternatives. The significant piece of objective negative evidence evaluated was the cumulative loss incurred through the year ended December 31, 2017. Given this evidence and the expectation to incur operating losses in the foreseeable future, a full valuation allowance has been recorded against the net deferred tax asset. The Company will continue to maintain a full valuation allowance against the entire amount of its net deferred tax asset, until such time as the Company has determined that the weight of the objectively verifiable positive evidence

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

exceeds that of the negative evidence and it is likely that the Company will be able to utilize all of its net deferred tax asset relating to its federal and state NOL carryforwards. Although the Company has established a full valuation allowance on its net deferred tax asset, it has not forfeited the right to carryforward tax losses up to 20 years and apply such tax losses against taxable income in such years, thereby reducing its future tax obligations. The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2017, the Company’s tax years for 2000 through 2017 are generally subject to examination by the tax authorities. The years are open back to 2000 to the extent the NOLs being carried forward were generated then.

The Company applies the provisions of ASC 740 related to accounting for uncertain tax positions and concluded there were no such positions associated with the Company requiring accrual of a liability. As of December 31, 2017, the Company has not accrued for any such positions. The Company is currently not under audit for federal or state tax purposes. The Company does not expect a significant change to occur within the next 12 months.

Note 14. Retirement Benefits

The Company has a 401(k) retirement plan (the “Plan”) available for participation by all regular full-time employees who have completed three months of service with the Company. The Company established the Plan in 2008. The Plan provides for a discretionary matching contribution equal to 50% of the amount of the employee’s salary deduction, not to exceed 3% of the salary per employee. Highly compensated employees are excluded from receiving any discretionary matching contribution. Employees’ rights to employer contributions vest on the one-year anniversary of their date of employment. The Company has the option to make discretionary matching contributions. The Company did not make discretionary matching contributions during the years ended December 31, 2017 and 2016.

Note 15. Segment and Geographic Information

Management has determined that it has one business activity and operates in one segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.

Revenues based on the location of the customers, are as follows (in thousands):

	Year Ended December 31,
	2017	2016
United States	$1,588	$2,715
India (1)	1,064	(100)
Africa	315	353
France	220	18
Canada	181	202
China	586	—
Belgium	72	—
Total	$4,026	$3,188

(1)	The negative amount is due to the change in estimated commercialization dates in 2016, which impacted the timing of revenue recognition.

Note 16. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weightedaverage number of common shares outstanding during the period and excludes any dilutive effects of stockbased awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the years ended December 31, 2017 and 2016, all potentially dilutive common shares were determined to be antidilutive.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Securities that were not included in the diluted per share calculations because they would be antidilutive were as follows (in shares):

	Year Ended December 31,
	2017	2016
Options to purchase common stock	288,129	228,939
Warrants to purchase common stock	66,845	66,845
Total	354,974	295,784

Note 17. Related Party Transactions

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

Under a license agreement executed in 2003 and amended in 2009, BHL receives a singledigit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding from BHL. Royalty fees due to BHL were $29,000 and $30,000 as of December 31, 2017 and December 31, 2016, respectively, and are included in the Consolidated Balance Sheets as amounts due to related parties.

Note 18. Subsequent Event

On February 7, 2018, the Company received a letter from Nasdaq, indicating the Company has regained compliance with Listing Rule 5450(a)(1).  On February 14, 2017, Nasdaq notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market.  Since then, Nasdaq determined that for 10 consecutive business days, from January 24, 2018 to February 6, 2018, the closing bid price of the Company’s common stock has been at $1.00 per share or greater and this matter is now closed.

On March 19, 2018, the Company entered into definitive securities purchase agreements with institutional investors in connection with a private placement of common stock and warrants in the amount of $10 million, exclusive of any related transaction fees.  The number of shares to be issued and at what price are variable and subject to the terms of the agreement. The offering is expected to close on or about March 21, 2018, subject to satisfaction of customary closing conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, Arcadia’s disclosure controls and procedures were evaluated, with the participation of Arcadia’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Arcadia in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Rajendra Ketkar, Arcadia’s principal executive officer, and Matthew T. Plavan, Arcadia’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Arcadia’s management, including Rajendra Ketkar, its principal executive officer, and Matthew T. Plavan, its principal financial officer, evaluated the effectiveness of Arcadia’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Arcadia’s internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

Not Applicable

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	1/23/2018

3.3	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015

4.1	Form of Registrant’s common stock certificate.	S-1/A	333-202124	4.1	4/6/2015

4.2	Amended and Restated Stock Purchase Warrant dated December 11, 2013 between the Registrant and Mahyco International Pte Ltd.	S-1/A	333-202124	4.7	4/30/2015

4.3	Form of Common Stock Purchase Warrant between the Registrant and certain purchasers of its Series D Preferred Stock.	S-1	333-202124	4.8	2/17/2015

10.1†	License Agreement dated October 2, 2006 between the Registrant and The Governors of the University of Alberta.	S-1	333-202124	10.1	2/17/2015

10.2†	Intellectual Property License Agreement dated January 1, 2003 between the Registrant and Blue Horse Labs, Inc., as amended.	8-K	001-37383	10.2	6/10/2015

10.3†	Exclusive License Agreement for Drought-Resistant Plants dated July 2, 2010 between the Registrant and The Regents of the University of California, as amended.	S-1/A	333-202124	10.3	4/6/2015

10.4†	License Agreement dated February 14, 2002 between the Registrant and The University of Toronto Innovations Foundation.	S-1	333-202124	10.4	2/17/2015

10.5†	Amended and Restated License Agreement dated July 25, 2007 between the Registrant and Ross Products Division of Abbott Laboratories, as amended.	S-1/A	333-202124	10.5	4/6/2015

10.6†	Collaborative Research and Development Agreement dated July 31, 2009 between the Registrant and Maharashtra Hybrid Seeds Co. Ltd.	S-1	333-202124	10.6	2/17/2015

10.7†	Cooperative Agreement dated September 30, 2008 between the Registrant and the United States Agency for International Development, as amended.	S-1	333-202124	10.13	2/17/2015

10.8†	Cooperative Agreement dated October 11, 2012 between the Registrant and the United States Agency for International Development, as amended.	S-1	333-202124	10.14	2/17/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015

10.10*	2006 Stock Plan, as amended and restated, and form of agreement thereunder.	S-1	333-202124	10.8	2/17/2015

10.11*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-202124	10.9	5/11/2015

10.12*	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202124	10.10	5/11/2015

10.13*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015

10.14*	Director Compensation Policy.	10-Q	001-37383	10.16	6/25/2015

10.15*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015

10.16	Office Lease dated March 17, 2003 between the Registrant and Buzz Oates LLC as successor to Marvin L. Oates, Trustee of the Marvin L. Oates Trust, as amended.	S-1	333-202124	10.12	2/17/2015

10.17	Loan and Security Agreement dated December 29, 2015 between the Registrant, as borrower, and Silicon Valley Bank, as lender.	8-K	001-37383	10.1	12/30/2015

21.1	List of subsidiaries of the Registrant.	S-1	333-202124	21.1	2/17/2015

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested to certain portions of this exhibit. Omitted portions have been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIA BIOSCIENCES, INC.

Date: March 20, 2018	By:	/s/ RAJENDRA KETKAR
Rajendra Ketkar
President and Chief Executive Officer (Principal Executive Officer)

Date: March 20, 2018	By:	/s/ MATTHEW T. PLAVAN
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

Name	Title	Date

/s/ RAJENDRA KETKAR
Rajendra Ketkar	Director	March 20, 2018

/s/ KEVIN COMCOWICH
Kevin Comcowich	Director	March 20, 2018

/s/ UDAY GARG
Uday Garg	Director	March 20, 2018

/s/ ERIC J. REY
Eric J. Rey	Director	March 20, 2018

/s/ GREGORY D. WALLER
Gregory D. Waller	Director	March 20, 2018

/s/ AMY YODER
Amy Yoder	Director	March 20, 2018