Form 10-Q
period 2018-06-30
Arcadia Biosciences, Inc.
filed 2018-08-08
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 4,774,364 shares of common stock, $0.001 par value per share, outstanding.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2018

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$9,667	$9,125
Short-term investments	18,931	3,898
Accounts receivable	180	1,231
Unbilled revenue	106	4
Inventories — current	282	229
Prepaid expenses and other current assets	800	560
Total current assets	29,966	15,047
Property and equipment, net	270	299
Inventories — noncurrent	889	1,168
Other noncurrent assets	7	56
Total assets	$31,132	$16,570
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,441	$2,496
Amounts due to related parties	12	29
Unearned revenue — current	470	1,000
Total current liabilities	2,923	3,525
Unearned revenue — noncurrent	—	2,038
Common stock warrant liabilities	17,079	—
Other noncurrent liabilities	3,000	3,000
Total liabilities	23,002	8,563
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 4,774,364 and 2,134,154 shares issued and outstanding as of June 30, 2018 and December 31, 2017	45	42
Additional paid-in capital	190,255	175,223
Accumulated deficit	(182,170)	(167,257)
Accumulated other comprehensive loss	—	(1)
Total stockholders’ equity	8,130	8,007
Total liabilities and stockholders’ equity	$31,132	$16,570

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product	$188	$195	$249	$400
License	90	103	90	209
Contract research and government grants	158	693	311	1,400
Total revenues	436	991	650	2,009
Operating expenses:
Cost of product revenues	271	116	307	222
Research and development	1,794	1,669	3,190	3,492
Selling, general and administrative	2,949	2,943	5,570	5,995
Total operating expenses	5,014	4,728	9,067	9,709
Loss from operations	(4,578)	(3,737)	(8,417)	(7,700)
Interest expense	—	(365)	—	(704)
Other income, net	94	104	132	200
Initial loss on common stock warrant and common stock adjustment feature liability	—	—	(4,000)	—
Change in fair value of common stock warrant liabilities and common stock adjustment feature liability	(535)	—	(2,435)	—
Offering costs	(1,639)	—	(2,543)	—
Net loss before income taxes	(6,658)	(3,998)	(17,263)	(8,204)
Income tax provision	(11)	(8)	(21)	(18)
Net loss	$(6,669)	$(4,006)	$(17,284)	$(8,222)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.02)	$(1.88)	$(6.29)	$(3.77)
Weighted-average number of shares used in per share calculations:
Basic and diluted	3,307,667	2,133,241	2,746,931	2,178,647
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	—	7	1	6
Other comprehensive income	—	7	1	6
Comprehensive loss attributable to common stockholders	$(6,669)	$(3,999)	$(17,283)	$(8,216)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2017	2,224,384	$44	$173,723	$(151,550)	$(19)	$22,198
Issuance of shares related to employee stock purchase plan	1,964	—	24	—	—	24
Stock-based compensation	—	—	1,474	—	—	1,474
Other comprehensive income	—	—	—	—	18	18
Exchange of membership interest in unconsolidated entity for common stock	(92,194)	(2)	2	—	—	—
Net loss	—	—	—	(15,707)	—	(15,707)
Balance at December 31, 2017	2,134,153	$42	$175,223	$(167,257)	$(1)	$8,007
Impact of adoption of Topic 606 (Note 5)	—	—	—	2,371	—	2,371
Issuance of shares related to employee stock option exercises	44,354	—	963	—	—	963
Issuance of shares related to employee stock purchase plan	567	—	3	—	—	3
Issuance of shares related to Purchase Agreement	1,201,634	1	(1)	—	—	—
Issuance of placement agent warrants related to Purchase Agreement	—	—	526	—	—	526
Reclassification of common stock adjustment feature liability balance	—	—	8,378	—	—	8,378
Issuance of shares related to June Offering	1,392,345	2	4,976	—	—	4,978
Offering costs related to June Offering	—	—	(896)	—	—	(896)
Issuance of placement agent warrants related to June Offering	—	—	427	—	—	427
Stock-based compensation	—	—	656	—	—	656
Issuance of shares related to reverse stock split	1,311	—	—	—	—	—
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(17,284)	—	(17,284)
Balance at June 30, 2018	4,774,364	$45	$190,255	$(182,170)	$—	$8,130

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,284)	$(8,222)
Adjustments to reconcile net loss to cash used in operating activities:
Initial loss on common stock warrant and common stock adjustment feature liabilities	4,000	—
Change in fair value of common stock warrant liabilities and common stock adjustment feature liability	2,435	—
Offering costs	2,543	—
Depreciation and amortization	98	146
Gain on disposal of equipment	(3)	(3)
Net amortization of investment premium	(27)	(65)
Stock-based compensation	656	760
Accretion of debt discount	—	99
Changes in operating assets and liabilities:
Accounts receivable	1,051	(83)
Unbilled revenue	(102)	43
Inventories	226	140
Prepaid expenses and other current assets	(245)	(603)
Other noncurrent assets	—	(327)
Accounts payable and accrued expenses	(52)	(525)
Amounts due to related parties	(17)	(3)
Unearned revenue	(197)	(274)
Net cash used in operating activities	(6,918)	(8,917)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	9	4
Purchases of property and equipment	(68)	(58)
Purchases of investments	(18,908)	(19,405)
Proceeds from sales and maturities of investments	3,900	39,785
Net cash (used in) provided by investing activities	(15,067)	20,326
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants from Purchase Agreement	10,000	—
Payments of offering costs relating to Purchase Agreement	(1,305)	—
Proceeds from issuance of common stock and warrants from June Offering	14,000	—
Payments of offering costs relating to June Offering	(1,134)	—
Proceeds from exercise of stock options and ESPP purchases	966	16
Net cash provided by financing activities	22,527	16
Net increase in cash and cash equivalents	542	11,425
Cash and cash equivalents — beginning of period	9,125	2,013
Cash and cash equivalents — end of period	$9,667	$13,438
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$599
Cash paid for income taxes	$24	$1
NONCASH INVESTING AND FINANCING ACTIVITIES:
Proceeds from sale of fixed assets included in prepaid expenses and other current assets at end of period	$1	$—
Offering costs in accounts payable and accrued expenses at end of period	$46	$—
Common stock warrants issued to placement agent and included in offering costs related to Purchase Agreement	$526	$—
Common stock warrants issued to placement agent and included in offering costs related to June Offering	$239	$—
Reclassification of common stock adjustment feature liability balance	$8,378	$—
Exchange of membership interest in unconsolidated entity for common stock	$—	$2

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

Reverse Stock Split

In January 2018, the Company’s board of directors and its shareholders approved a reverse split of 1:20 on the Company’s issued and outstanding common stock which became effective on January 23, 2018. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the condensed consolidated financial statement have been retroactively adjusted to reflect the reverse stock split for all periods presented. The total number of authorized shares of common stock remained at one hundred and fifty million shares.

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

Liquidity and Capital Resources

As of June 30, 2018, the Company had an accumulated deficit of $182.2 million, cash and cash equivalents of $9.7 million and short-term investments of $18.9 million. Since the Company’s inception, substantially all of the Company’s efforts have been devoted to research and development activities, including the discovery, advancement, and testing of the Company’s traits and products incorporating the Company’s traits. To date, we have not generated revenues from sales of commercial products, other than limited revenues from the Company’s SONOVA products.

In March 2018 and subsequent to the issuance of the Company’s 2017 consolidated financial statements, the Company executed securities purchase agreements with institutional investors in connection with a private placement of common stock and warrants in the amount of $10.0 million, exclusive of any related transaction fees, which funding improved the Company’s liquidity position. In June 2018, the Company executed agreements with institutional investors for the purchase of common stock and warrants in the amount of $14.0 million, exclusive of related transaction fees, further improving the Company’s liquidity position.

With cash and cash equivalents of $9.7 million and short-term investments of $18.9 million as of June 30, 2018, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of 12 months from the issuance of these condensed consolidated financial statements.

We may seek to raise additional funds through debt or equity financings, if necessary. We may also consider entering into additional partner arrangements or pursuing additional government grants. The sale of additional equity would result in dilution to the Company’s stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for additional operating and financing covenants that would restrict operations. If we do require additional funds and are not able to secure adequate additional funding, we may be forced to reduce spending, extend payment terms with suppliers, liquidate assets, or suspend or curtail planned development programs. Any of these actions could materially harm the business, results of operations and financial condition.

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

3. SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Raw materials inventories consist primarily of seed production costs incurred by the Company’s contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. Finished goods inventories consist of GLA oil that is available for sale. The Company recorded a $177,000 write-down of inventory for the three and six months ended June 30, 2018. The Company did not record an inventory write-down for the three and six months ended June 30, 2017.  Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$45	$45
Finished goods	1,126	1,352
Inventories	$1,171	$1,397

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

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2018 and December 31, 2017, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (“AOCI”):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2018
Cash equivalents:
Commercial paper	$4,095	$—	$—	$4,095
Money market funds	5,469	—	—	5,469
Short-term investments:
Treasury Bills	11,106	—	—	11,106
U.S. government securities	2,790	—	—	2,790
Commercial paper	5,035	—	—	5,035
Total Assets at Fair Value	$28,495	$—	$—	$28,495

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2017
Cash equivalents:
Money market funds	$8,943	$—	$—	$8,943
Short-term investments:
Commercial paper	1,399	—	—	1,399
U.S. government securities	2,500	—	(1)	2,499
Total Assets at Fair Value	$12,842	$—	$(1)	$12,841

The Company did not have any investment categories that were in a continuous unrealized loss position for more than three months as of June 30, 2018. The unrealized gains and losses amounts above are included in accumulated other comprehensive income or loss.

As of June 30, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2018.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$5,469	$—	$—	$5,469
Commercial paper	4,095	—	—	4,095
Short-term investments:
Treasury Bills	11,106	—	—	11,106
U.S. government securities	2,790	—	—	2,790
Commercial paper	—	5,035	—	5,035
Total Assets at Fair Value	$23,460	$5,035	$—	$28,495
Liabilities at Fair Value
Common stock warrant liabilities	$—	$—	$17,079	$17,079
Common stock adjustment feature liability	—	—	—	—
Total Liabilities at Fair Value	$—	$—	$17,079	$17,079

	Fair Value Measurements at December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$8,943	$—	$—	$8,943
Short-term investments:
Commercial paper	—	1,399	—	1,399
U.S. government securities	2,499	—	—	2,499
Total Assets at Fair Value	$11,442	$1,399	$—	$12,841

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2018 or 2017. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, short-term investments and accounts payable and accrued liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2018 and December 31, 2017 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities, which were measured and recorded on a recurring basis, consist of liabilities related to the Purchase Agreement and the June Offering described in Note 9. The following table sets forth the establishment of these liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

	(Level 3)
(Dollars in thousands)	Common Stock Warrant Liability - Purchase Agreement	Common Stock Adjustment Feature Liability - Purchase Agreement	Common Stock Warrant Liability - June Offering	Total
Balance as of December 31, 2017	$—	$—	$—	$—
Common stock and warrants issued in conjunction with securities purchase agreements	10,200	3,800	9,022	23,022
Change in fair value and other adjustments	(2,185)	4,578	42	2,435
Reclassification of common stock adjustment feature liability balance to equity	—	(8,378)	—	(8,378)
Balance as of June 30, 2018	$8,015	$—	$9,064	$17,079

In determining the fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•

Money market funds, treasury bills, and U.S. government securities – Investments in money market funds, treasury bills, and U.S. government securities are classified within Level 1.  At June 30, 2018 and December 31, 2017, the investments were included on the consolidated balance sheets in cash and cash equivalents and short-term investments.

•

Commercial paper – Investments in commercial paper are classified within Level 2. At June 30, 2018 and December 31, 2017, commercial paper investments were included on the consolidated balance sheets in short-term investments.

•

Purchase Agreement common stock warrant liability – The Company has warrants to purchase 1,282,832 shares of common stock outstanding that it issued to certain accredited investors and its placement agent following the closing of the Private Placement on March 22, 2018 (as described in Note 9). The common stock warrants were classified as a liability within Level 3 based on the instruments adjustment features and a contingent cash payment feature. The Company utilized a binomial-lattice pricing model (the Monte Carlo simulation model) that involves a market condition to estimate the fair value of the common stock warrants. The application of the Monte Carlo simulation model requires the use of several assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrant. Although the terms of the common stock warrants became known and fixed following the May 7, 2018 shareholder meeting, the common stock warrants remained a liability given the contingent cash payment feature was still present. The estimated fair value of the common stock warrant liability was subsequently remeasured at June 30, 2018 utilizing a Black Scholes Merton model with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

•

Purchase Agreement common stock adjustment feature liability – The Company issued 1,201,634 shares of common stock to certain accredited investors following the closing of the Private Placement on March 22, 2018 (as described in Note 9). The number of common stock shares issued, along with the number and exercise price of the common stock warrants issued, was subject to price adjustments.  This common stock adjustment feature was initially classified as a liability within Level 3 based on the instruments adjustment features.  The Company utilizes a binomial-lattice pricing model (the Monte Carlo simulation model) that involves a market condition to estimate the fair value of this feature.  The application of the Monte Carlo simulation model requires the use of several assumptions including the Company’s stock price, expected life of the feature, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and risk-free interest rate for the expected life of the common stock adjustment feature.  The estimated fair value of the common stock adjustment feature was subsequently remeasured at March 31, 2018 and at May 7, 2018 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

The liability balance at May 7, 2018 was reclassified to equity as the number of common stock shares issuable became known and fixed.
•

June Offering common stock warrant liability – The Company has warrants to purchase 1,461,962 shares of common stock outstanding that it issued to certain accredited investors and its placement agent following the closing of the June Offering on June 14, 2018 (as described in Note 9). The common stock warrants are classified as a liability within Level 3 due to a contingent cash payment feature. The Company utilized a Black Scholes Merton model on June 14, 2018 with the following assumptions: volatility of 108 percent, stock price of $8.20 and risk-free rate of 2.83%.  The estimated fair value of the common stock warrant liability was subsequently remeasured at June 30, 2018 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

5. Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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

The Company recorded a net reduction to opening accumulated deficit of $2.4 million on January 1, 2018, with a corresponding reduction to unearned revenue, due to the cumulative impact of adopting Topic 606. The adjustment pertained to up-front license fees which were previously deferred for which the performance obligation was determined to be complete as of the date of adoption. The impact to revenues with the adoption of Topic 606 for the three and six months ended June 30, 2018 was a decrease of $82,000 and $164,000, respectively, relating to the above mentioned up-front license fee revenues.

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

Both the Company and Bioceres incur expenses in support of specific activities, as agreed upon by joint work plans, which apply fair market value to each partner’s activities. Unequal contributions of services are equalized by the partners through cash payments. Verdeca is not the primary obligor for these activities performed by the Company or Bioceres. Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $227,000, $135,000, for the three months ended June 30, 2018 and 2017, respectively; and $513,000, and $224,000 for the six months ended June 30, 2018 and 2017, respectively.

7. Collaborative Arrangements

In August 2017, the Company entered into a collaborative arrangement for the research, development and commercialization of an improved wheat quality trait in North America.  This collaborative arrangement is a contractual agreement with Dow AgroSciences, LLC (“Dow”) and involves a joint operating activity where both Arcadia and Dow are active participants in the activities of the collaboration. Arcadia and Dow participate in the research and development, and Arcadia has the primary responsibility for the intellectual property strategy while Dow will generally lead the marketing and commercialization efforts.  Both parties are exposed to significant risks and rewards of the collaboration and the agreement includes both cost sharing and profit sharing. The activities are performed with no guarantee of either technological or commercial success.

The Company accounts for research and development (“R&D”) costs in accordance ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results are achieved.

8. Debt

Long-term Debt

There was no long-term debt as of June 30, 2018 and December 31, 2017.

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

The Company recognized interest expense of $365,000, and $704,000 for the three and six months ended June 30, 2017, respectively, of which $49,000, and $98,000 was related to the debt discount, respectively.  There was no interest expense recognized for the three and six months ended June 30, 2018.

9. Private Placement and Registered Direct Offering

Private Placement

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

The per share purchase price of the Common Stock and per share exercise price for the Warrants were subject to adjustment based on the volume weighted average price for the three trading days (the “VWAP Calculation”) after each of the following: (i) the date that a registration statement covering the resale of the securities being issued in the Private Placement (“Resale Registration Statement”) has been declared effective by the SEC, (ii) if a registration statement covering all securities issued in the Private Placement is not declared effective, then the date that the securities can be sold under Rule 144 under the Securities Act of 1933, as amended, and (iii) if later than the dates set forth in item (i) and (ii), then the date that the Company’s shareholders approve the Private Placement. After each adjustment, the per share purchase price for Common Stock was automatically reduced to 80% of the VWAP Calculation, and the per share exercise price for the Warrant was automatically reduced, to 110% of the VWAP Calculation; provided, that in no event, will the per share purchase price for the Common Stock or the exercise price for the Warrants be less than $8.322. Upon any adjustment of the per share exercise price for the Warrants, then the number of shares exercisable under the Warrants shall be increased so that the aggregate exercise price payable after adjustment is equal to the aggregate exercise price payable prior to such adjustment.

The Company filed the Resale Registration Statement with the SEC on March 30, 2018, and it was declared effective on April 23, 2018.  As described above and based upon the applicable VWAP Calculations relating to these events, each of these events caused an adjustment to the number of shares issued in the Private Placement and underlying the Warrants.  Following the effectiveness of the Resale Registration Statement, on April 23, 2018 the number of shares issued pursuant to the Purchase Agreement increased from 300,752 to 798,754, the total number of shares issuable upon exercise of the Warrants increased from 300,752 to 799,300 and the per share exercise price of the Warrants reduced from $45.75 to $17.2143. The Company held a special meeting of its shareholders on May 2, 2018 and obtained shareholder approval for the issuance of Common Stock in the Private Placement. Following shareholder approval of the issuance of shares in the Private Placement, on May 8, 2018 the number of shares issued pursuant to the Purchase Agreement increased from 798,754 to 1,201,636, the total number of shares issuable upon exercise of the Warrants increased from 799,300 to 1,282,832 and the per share exercise price of the Warrants reduced from $17.2143 to $10.7258. These condensed consolidated financial statements reflect these additional issuances.

The aggregate net proceeds received by the Company from the Private Placement was $8.7 million, consisting of gross proceeds of $10.0 million less offering costs of $1.3 million. The Company entered into the Private Placement to secure additional capital to strengthen its cash resources required to launch its new health and nutrition ingredient product commercialization and production scale-up plans, as well as to continue the deregulation and commercialization of its stress tolerant HB4 soybean trait. More specifically, net proceeds will be used for working capital to fund the continued introgression of quality ingredient traits into elite germ plasm, additional seed bulk-up, increased planting acreage, consumer brand development and a number of other pre-commercialization and commercialization activities.

The common stock adjustment feature and common stock warrants were determined to be liabilities based on each instrument’s adjustment features and the contingent cash payment feature of the common stock warrants. The liabilities were accounted for at their respective fair values at inception using a Monte Carlo simulation model with the following assumptions: volatility of 100 percent, stock price of $32.52 and risk-free rate of 2.63%. At inception, the fair values of the common stock adjustment feature and the common stock warrant liabilities were $3.8 million and $10.2 million, respectively. As the combined value of the liabilities exceeded the $10.0 million of proceeds, no value was assigned to the common stock issued and an initial loss of $4.0 million was recognized. The liabilities are marked-to-market and were valued at $15.9 million at March 31, 2018, resulting in an additional loss of $1.9 million in the first quarter of 2018.

In May 2018, following the private placement’s final adjustment, the terms of the warrants and the number of common stock shares issuable in the private placement became known and fixed. As a result, the common stock adjustment feature liability was marked-to-market and valued at $8.4 million at May 7, 2018, resulting in an additional loss of $2.4 million recognized in the second quarter of 2018. The Company subsequently reclassified the common stock adjustment feature liability’s balance of $8.4 million to stockholders’ equity. The common stock warrant liability was marked-to-market and valued at $8.0 million at June 30, 2018, resulting in income of $1.9 million recognized in the second quarter of 2018. The common stock warrant liability remained at June 30, 2018 as the contingent cash payment feature was still in effect.

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

Offering Costs

In connection with the Private Placement, the Company paid to a placement agent an aggregate fee equal to $850,000.  The Company also granted warrants to purchase a total of 15,038 shares of common stock (the “Placement Agent Warrants”) that have an exercise price per share equal to $41.5625 and a term of five years. The Placement Agent Warrants were issued for services performed by the placement agent as part of the Private Placement and were treated as offering costs.  The value of the Placement Agent Warrants was determined to be $526,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $458,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the Private Placement. The offering costs, inclusive of the Placement Agent Warrants, totaled $1.8 million, of which $929,000 and $1.8 million were expensed in the three and six months ended June 30, 2018, respectively.

Registered Direct Offering

On May 11, 2018, the Company filed a shelf Registration Statement on Form S-3 with the SEC which was declared effective on June 8, 2018. This shelf registration process allows the Company to sell any combination of common stock, preferred stock, warrants and units consisting of such securities in one or more offerings from time to time having an aggregate initial offering price of $50 million.

On June 11, 2018, the Company entered into agreements with several institutional and accredited investors (the “June Purchase Agreement”) for the purchase of 1,392,345 shares of its common stock at a purchase price of $9.93 per share for gross proceeds of $13.8 million (the “June Offering”). The 1,392,345 shares of common stock sold in the June Offering were issued pursuant to a prospectus, dated June 8, 2018, and a prospectus supplement dated June 11, 2018, in connection with a takedown from the Company’s shelf Registration Statement on Form S-3. The June Offering closed on June 14, 2018.

Additionally, in a concurrent private placement (the “June Private Placement”), the Company issued to the investors unregistered warrants to purchase up to 1,392,345 shares of common stock at a purchase price per warrant of $0.125, for gross proceeds of $174,000. The warrants, and the shares of common stock underlying the warrants, have not been registered with the SEC and have an exercise price of $9.94 per share. Subject to certain ownership limitations, the warrants are exercisable upon issuance and expire five and one-half years after the date of issuance.

The aggregate net proceeds received by the Company for the June Offering were $12.8 million, consisting of gross proceeds of $14.0 million less offering costs of $1.2 million. The Company intends to use the net proceeds from this offering for general corporate purposes, including, but not limited to, scale-up of its GoodWheatTM Resistant Starch wheat production, early commercialization activities, continued research and development activities and for general and administrative expenses.

The common stock warrants were determined to be a liability as they have a contingent cash payment feature. The common stock warrants were accounted for at their fair value at inception using a Black Scholes Merton model with the following assumptions: volatility of 108 percent, stock price of $8.20 and risk-free rate of $2.83%.  At inception, the fair value of the common stock warrants was $9.0 million and the remaining $5.0 million of the $14.0 million of proceeds was allocated to the common stock using the residual method and accounted for as stockholders’ equity. The common stock warrants were marked-to-market and valued at $9.1 million at June 30, 2018, resulting in a loss of $42,000 in the second quarter of 2018.

Offering Costs

In connection with the June Offering, the Company paid to a placement agent an aggregate fee equal to $980,000.  The Company also granted warrants to purchase a total of 69,617 shares of common stock (“June Placement Agent Warrants”) that have an exercise price per share equal to $12.568 and a term of five years. The Placement Agent Warrants were issued for services performed by the placement agent as part of the June Offering and were treated as offering costs.  The value of the June Placement Agent Warrants was determined to be $427,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $197,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the June Offering. The offering costs, inclusive of the June Placement Agent Warrants, totaled $1.6 million and allocated to the common stock warrant liability and the common stock using their relative fair values. A total of $709,000 was allocated to the common stock warrant liability and expensed and the remaining $896,000 was allocated to the common stock and offset to additional paid in capital.

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

As of June 30, 2018, a total of 483,807 shares of common stock were reserved for issuance under the 2015 Plan, of which 268,443 shares of common stock are available for future grant. As of June 30, 2018, a total of 67,897 and 215,362 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2017	288,129	$63.62	$—
Options granted	44,910	18.27
Options exercised	(44,354)	21.73
Options cancelled and forfeited	(5,426)	32.21
Outstanding — Balance at June 30, 2018	283,259	$63.69	$6
Vested and expected to vest — June 30, 2018	277,258	$64.20	$5
Exercisable —June 30, 2018	132,977	$89.94	$—

As of June 30, 2018, there was $1.2 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.6 years.

The fair value of stock option awards to executives, employees, and other service providers was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (years)	9.06	5.50 - 6.26	8.43	5.50 - 6.26
Expected volatility	92%	80 - 82%	94%	80 - 82%
Risk-free interest rate	2.95%	1.80 - 1.91%	2.90%	1.80 - 1.91%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2018, the number of shares of common stock reserved for future issuance under the ESPP is 90,044. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of June 30, 2018, 6,324 shares had been issued under the ESPP. The Company recorded $400, $2,000, $1,600 and $6,000 of compensation expense for the three and six months ended June 30, 2018 and 2017, respectively.

Warrants

On December 2013, the Company issued warrants to Mahyco International to purchase 3,784 shares of common stock, exercisable as of the issuance date, at an exercise price of $330.40 per share. The warrants expire five years from the issuance date.

In connection with the Series D preferred stock financing in the first half of 2014, the Company issued warrants, exercisable as of the issuance date, to the Series D preferred stock investors to purchase an aggregate of 61,397 shares of common stock at an exercise price of $363.20 per share and to the placement agents to purchase 1,674 shares of common stock at $268.80. The warrants expire five years from the issuance date.

In March 2018, in connection with a private placement and in accordance with a securities purchase agreement, the Company issued warrants to purchase up to 300,752 shares of common stock with an initial exercise price equal to $45.75.  The Company also issued warrants to the placement agents to purchase a total of 15,038 shares of common stock with an initial exercise price equal to $41.5625. In May 2018, 982,080 additional warrants were issued and the final exercise price for all 1,282,832 warrants was reduced to $10.7258 in accordance with the Purchase Agreement’s adjustment provisions.  See Note 9.  The warrants are immediately exercisable, subject to certain ownership limitations and expire five years from the issuance date.

In June 2018, concurrent with the June Offering and pursuant to the June Purchase Agreement, the Company also commenced a private placement whereby it issued and sold warrants (the “June Warrants”) exercisable for an aggregate of 1,392,345 shares of common stock, which represents 100% of the shares of common stock sold in the June Offering, with a purchase price of $0.125 per underlying warrant share and with an exercise price of $9.94 per share (the “June Private Placement”). The June Warrants are exercisable upon issuance and will expire five and a half years from the date of issuance. The Company also issued warrants to the placement agents to purchase a total of 69,617 shares of common stock with an exercise price equal to $12.568. The placement agent warrants are exercisable upon issuance and will expire five years from the date of issuance.

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

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate (ETR) was -0.1% for the three and six months ended June 30, 2018 and -0.2% for the three and six months ended June 30, 2017. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

The Company may have experienced an ownership change under IRC Section 382 as a result of the common shares issued in connection with the Purchase Agreement in March 2018 or in the June Offering. Such an ownership change may limit the Company’s ability to utilize its net operating loss carryforwards prior to expiration. Given the full valuation allowance, such a limitation would not impact the deferred tax asset balance as currently recorded.

As of June 30, 2018, there have been no material changes to the Company’s uncertain tax positions.

12. Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs, thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. As of June 30, 2018, the Company continues to pursue a total of three development programs using this technology and believes that the contingent liability is probable. As a result, $3.0 million remains on the Condensed Consolidated Balance Sheet as an other noncurrent liability.

13. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the three and six months ended June 30, 2018 and 2017, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Six Months Ended June 30,
	2018	2017
Options to purchase common stock	283,259	303,835
Warrants to purchase common stock	2,826,687	66,845
Total	3,109,946	370,680

14. Related-Party Transactions

The Company’s related parties include Moral Compass Corporation (“MCC”) and the John Sperling Revocable Trust (“JSRV”).  The rights to the intellectual property previously owned by Blue Horse Labs, Inc. (“BHL”) were assigned to JSRV due to BHL’s dissolution. The JSRV is deemed a related party of the Company because MCC, the Company’s largest stockholder, and JSRV share some common officers and directors.

Transactions with related parties are reflected in the condensed consolidated financial statements under amounts due to related parties.

JSRV receives a singledigit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSRV, and previously BHL, were $12,000 and $29,000 as of June 30, 2018 and December 31, 2017, respectively, and are included in the Condensed Consolidated Balance Sheets as amounts due to related parties.

15. Subsequent Events

The Company has reviewed and evaluated subsequent events through August 8, 2018, the date the condensed consolidated financial statements were available to be issued.

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

To address this large and growing demand, we are building on our industry leading scientific expertise and advanced plant breeding and transformation technologies developed over the past 15 years, to directly edit the plant genome, without introducing foreign DNA, to produce nutrient-dense crops for use in the major foods we eat. By employing gene editing technology and our proprietary TILLING platform, we believe we can reduce the time to market for novel ingredient traits by half, thereby providing consumer food companies a steady and reliable source of cost effective, healthy natural food options.

We recently launched our GoodWheat™ consumer brand, a non-transgenic (non-GM) platform that enables food manufacturers to differentiate their consumer-facing brands. The brand launch is a key element of the company’s go-to-market strategy to achieve greater value for its innovations by participating in downstream consumer revenue opportunities. Arcadia designed the brand to make an immediate connection with consumers that products made with GoodWheat™ meet their demands for healthier wheat options that also taste great. The GoodWheat™ brand encompasses Arcadia’s current and future non-GM wheat portfolio of high fiber Resistant Starch (RS) and Reduced Gluten wheat varieties, as well as future wheat innovations.

First to market will be our RS wheat, a product with more dietary fiber than conventional wheat. Increased fiber consumption is well recognized as a way to improve gut health and to control excessive weight gain. Concurrently, we are developing three additional wheat varieties, a reduced gluten wheat, an extended shelf life wheat and a superior yielding wheat. In the American diet, each day more than 500 calories come from wheat products, 25 percent of the FDA’s recommended daily caloric intake for a woman and 20 percent for a man, which creates a natural market opportunity for our first two wheat products. We believe these varieties have broad application in the global wheat market which is estimated by the US FDA to be 758 million metric tons, which roughly equates to $127 billion.

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

Phillips McDougall estimates the abiotic stress mitigation trait market to be worth several billion dollars. We devoted much of our early research to building a comprehensive array of abiotic stress traits. Furthermore, through out-licensing arrangements with our commercialization partners, many of our traits have been bred into several global crops, including rice, wheat, and soybeans, and we have demonstrated significant yield improvements in multiple years of field testing. Upon commercialization, we share in the trait fees ranging between 10% and 50%, depending upon the geography, crop and specific trait.

However, a key component of the development cycle of GM traits is local, or in some instances, global deregulation of the trait by one or more regulatory agencies may be required. As there continues to be a significant debate about the role of GM traits in agricultural crops, we have seen this issue impact some regulatory agencies which exercise control over the pace of deregulation of our products. We have experienced delays in the review of many of our high value traits from certain of these government regulatory authorities. For example, in India, where regulators have not approved new products containing GM traits for a number of years, which has significantly delayed the trait development and crop commercialization timelines of our license partner in India, Mahyco.

We believe the fundamental value of these traits remains commercially viable and we, along with our development and commercialization partners, remain committed to their ultimate commercialization. However, to compensate for the -impact of these regulatory delays on our anticipated timing and amount of our commercialization revenue share, the Company completed a comprehensive strategic review of its technology programs, product pipeline, partner progress, competitive landscape and market conditions in order to prioritize and appropriately resource its most promising products and opportunities. As a result, some programs were terminated or placed on hold while investments in other programs were accelerated with the aim of preserving the potential near-term value for the Company and its shareholders.

In addition, in cooperation with its primary licensee partner, Mahyco, the Company has undertaken an evaluation of the current regulatory environment by territory of its license portfolio to determine the optimal strategy for continued deregulation and commercialization of its traits. In December 2017, we reached agreement with Mahyco for the return of licensed geographies for certain Water Use Efficiency, Nitrogen Use Efficiency & Salinity Tolerance traits where Mahyco either lacks the resources or expertise to effectively progress trait deregulation and commercialization. In addition, for other geographies where Mahyco has progressed trait development but does not possess the familiarity with, or influence on, the regulatory environment to affect deregulation, we have agreed we will endeavor to jointly pursue new in-country licensees we believe to be equipped and capable to achieve trait deregulation and commercialization. We will continue to work with our partners to closely monitor the progress of deregulation activities affecting our GM traits, and at the same time, we are realigning our core capabilities and evolving our business model to accelerate the development and near-term commercialization of non-GM nutrition and quality traits.

Balancing our near-term revenue goals with long-term value capture, we will continue to provide active support to our commercial partners working to advance our high value traits through development and deregulation for commercialization. We believe the commercialization of these traits is four to seven years away, each trait having their own estimated time to deregulation and commercialization. Once a product containing one or more of our traits is commercialized, we are entitled to receive a portion of the revenue that it generates for our commercial partner. For seeds incorporating valuable traits, farmers typically pay either a premium for the seed or a trait fee. This premium or trait fee represents the additional value generated for our commercial partner by our trait(s), and we receive a percentage of this additional value. Typically, our share of this value ranges from 15 to 20%, and it can increase to a range of 37 to 50% under certain agreements if we elect to co-invest in product development and/or deregulation.

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

Our commercial strategy is to migrate forward in the ag-food supply chain from the farmer and seed company to the consumer food company. Due to early stage focus on the development of abiotic stress traits, we have historically been commercially aligned with farmers and seed companies. However, by also establishing commercial relationships with consumer food companies and developing consumer brand awareness of our high value premium ingredients, we expect to be better positioned to garner a greater share of our product’s value proposition. Consumer food companies are looking to simplify their food ingredient formulations and consumer are demanding “clean labeling” in their foods, paying more for foods having fewer artificial ingredients and more natural, recognizable and healthy ingredients. Ninety-one per cent of U.S. consumers believe food and beverage options with recognizable ingredients are healthier. Because we increase nutrient density directly in the primary grains and oils, we provide the mechanism for food formulation simplification naturally, cost effectively and in a time-frame to meet evolving consumer demands. Our branding strategy is to link consumer’s health and nutrition appreciation with the nutrients we source directly from the farm, enabling us to share premium economics throughout the ag-food supply chain.

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

We have never been profitable and had an accumulated deficit of $182.2 million as of June 30, 2018. We incurred net losses of $17.3 million and $8.2 million for the six months ended June 30, 2018 and 2017, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need additional funding to support our operating activities.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product revenues, licensing agreements, contract research agreements, and government grants. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements, and government grant projects at the levels we have historically. Over the next 12 to 36 months, we expect these revenues to decline as our current contract research agreements and government grant projects conclude and are not replaced. Concurrently, as we introduce our new nutritional ingredient traits and products to the market, we expect revenues to increase from such activities. Furthermore, with the implementation of ASC Topic 606, as described more fully in Note 5, future license revenues will no longer include the amortization of deferred up-front license fees from existing license agreements.

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

Operating Expenses

Cost of Product Revenues

Cost of product revenues relates to the sale of our SONOVA products and consists of in-licensing and royalty fees, any adjustments or write-downs to inventory, as well as the cost of raw materials, including inventory and third-party services costs related to procuring, processing, formulating, packaging, and shipping our SONOVA products.

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

Change in the Estimated Fair Value of Common Stock Warrant Liabilities and Common Stock Adjustment Feature Liability

Change in the estimated fair value of common stock warrant liabilities and common stock adjustment feature liability is comprised of the fair value remeasurement of the liabilities associated with the Private Placement and the June Offering.

Offering Costs

Offering costs consists of the costs incurred with the issuance of common stock and common stock warrants in connection with the Private Placement. Also included are costs incurred with the June Offering that have been allocated to the common stock warrant liability. Costs include placement agent, legal, advisory, accounting and filing fees.

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2018 and 2017. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
	(In thousands except percentage)
Revenues:
Product	$188	$195	$(7)	(4)%
License	90	103	(13)	(13)%
Contract research and government grants	158	693	(535)	(77)%
Total revenues	436	991	(555)	(56)%
Operating expenses:
Cost of product revenues	271	116	155	134%
Research and development	1,794	1,669	125	7%
Selling, general and administrative	2,949	2,943	6	0%
Total operating expenses	5,014	4,728	286	6%
Loss from operations	(4,578)	(3,737)	(841)	(23)%
Interest expense	—	(365)	365	100%
Other income, net	94	104	(10)	(10)%
Change in fair value of common stock warrant liabilities and common stock adjustment feature liability	(535)	—	(535)	(100)%
Offering costs	(1,639)	—	(1,639)	(100)%
Net loss before income taxes	(6,658)	(3,998)	(2,660)	(67)%
Income tax provision	(11)	(8)	(3)	(38)%
Net loss and net loss attributable to common stockholders	$(6,669)	$(4,006)	$(2,663)	(66)%

Revenues

Product revenues accounted for 43% and 20% of our total revenues in the three months ended June 30, 2018 and 2017, respectively. Our product revenues from sales of our SONOVA products decreased by $7,000, or 4%, in the quarter-to-quarter comparison, primarily due to the timing of orders.

License revenues accounted for 21% and 10% of our total revenues for three months ended June 30, 2018 and 2017, respectively. Our license revenues decreased by $13,000, or 13%, in the three months ended June 30, 2018 compared to revenues in the same period of 2017. The decrease in license revenue was due to the adoption of ASC Topic 606 on January 1, 2018.  Revenue recognized in the second quarter of 2017 for the amortization of up-front license fees previously collected and amortized over the entire commercial development timeline is not present in 2018 as up-front fees are currently recognized upon agreement execution under the new guidance. There were no agreements executed in the second quarter of 2018, but a milestone was determined to be probable of achievement by a licensee and the applicable fee of $90,000 was recognized.

Contract research and government grant revenues accounted for 36% and 70% of our total revenues for the three months ended June 30, 2018 and 2017, respectively. Our contract research and government grant revenues decreased by $535,000, or 77%, in the three months ended June 30, 2018 compared to the same period in 2017. The decrease in grant and contract research revenue was primarily driven by a short-term research contract in the second quarter of 2017 that was not present in 2018, as well as the completion of several government grants during 2017. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of  eligible research and development expenses. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. Over the next 12 to 36 months, we expect these revenues to decline as our current contract research agreements and government grant projects conclude and are not replaced.

Cost of Product Revenues

Cost of product revenues increased by $155,000, or 134%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to an inventory write-down in the amount of $177,000 recorded this quarter as a result of a reduction in the forecasted GLA sales volume.

Research and Development

Research and development expenses increased by $125,000, or 7%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily driven by higher field trial and research study costs in support of Verdeca, partially offset by the termination of a license and subcontracted research agreement at the end of 2017 and less subcontracting expense in support of government grants.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $6,000, or 0%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The slight increase was primarily due to by higher bonus and intellectual property legal fees in the second quarter of 2018, and was partially offset by lower advisory fees and lower salaries and benefits, mainly as a result of the reductions in our workforce that occurred in the first quarter of 2017.

Interest Expense

Interest expense decreased by $365,000, or 100%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was the result of the extinguishment of debt in July 2017. See Note 8.

Other Income, Net

Other income, net, of $94,000 for the three months ended June 30, 2018 was a decrease of $10,000, or 10%, in income when compared to other income, net of $104,000 for the three months ended June 30, 2017. The decrease was primarily related to the lower investment balance in 2018.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities and Common Stock Adjustment Feature Liability

Change in the estimated of fair value of $535,000 for the three months ended June 30, 2018 includes the Purchase Agreement’s common stock adjustment feature liability’s final fair value remeasurement on May 7, 2018 and common stock warrant liability fair value remeasurement on June 30, 2018, combined with the June Offering common stock warrants estimated fair value remeasurement on June 30, 2018. The estimated fair value of the Purchase Agreement’s common stock adjustment feature increased by $2.4 million, the estimated fair value of the Purchase Agreement common stock warrants decreased by $1.9 million, and the estimated fair value of the June Offering common stock warrants increased by $42,000. The Purchase Agreement’s common stock adjustment feature liability was released to equity following its final remeasurement. See Note 9.

Offering Costs

Offering costs for the three months ended June 30, 2018 of $1.6 million is comprised of $929,000 associated with the Private Placement and $709,000 related to the June Offering.

Income Tax Provision

Income tax provision of $11,000 for the three months ended June 30, 2018 was consistent with the $8,000 recorded for three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		$ Change	% Change
	2018	2017
	(In thousands except percentage)
Revenues:
Product	$249	$400	$(151)	(38)%
License	90	209	(119)	(57)%
Contract research and government grants	311	1,400	(1,089)	(78)%
Total revenues	650	2,009	(1,359)	(68)%
Operating expenses:
Cost of product revenues	307	222	85	38%
Research and development	3,190	3,492	(302)	(9)%
Selling, general and administrative	5,570	5,995	(425)	(7)%
Total operating expenses	9,067	9,709	(642)	(7)%
Loss from operations	(8,417)	(7,700)	(717)	(9)%
Interest expense	—	(704)	704	100%
Other income, net	132	200	(68)	(34)%
Initial loss on common stock warrant and common stock adjustment feature liabilities	(4,000)	—	(4,000)	(100)%
Change in fair value of common stock warrant liabilities and common stock adjustment feature liability	(2,435)	—	(2,435)	(100)%
Offering costs	(2,543)	—	(2,543)	(100)%
Net loss before income taxes	(17,263)	(8,204)	(9,059)	(110)%
Income tax provision	(21)	(18)	3	17%
Net loss and net loss attributable to common stockholders	$(17,284)	$(8,222)	$(9,062)	(110)%

Revenues

Product revenues accounted for 38% and 20% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. Product revenues from sales of our SONOVA products decreased by $151,000 or 38%, primarily as a function of a large distributor order in 2017.

License revenues accounted for 14% and 10% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. Our license revenues decreased by $119,000, or 57%, in the six months ended June 30, 2018 compared to revenues in the same period of 2017. The decrease in license revenue was due to the adoption of ASC Topic 606 on January 1, 2018.  Revenue recognized in the first half of 2017 for the amortization of up-front license fees previously collected and amortized over the entire commercial development timeline is not present in 2018 as up-front fees are currently recognized upon agreement execution under the new guidance.  There were no agreements executed in the first half of 2018, but a milestone was determined to be probable of achievement by a licensee and the applicable fee of $90,000 was recognized.

Contract research and government grant revenues accounted for 48% and 70% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. Our contract research and government grant revenues decreased by $1.1 million or 78%, in the six months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily due to a short-term research contract in the first half of 2017 that was not present in 2018, as well as the completion of several government grants during 2017. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. Over the next 12 to 36 months, we expect these revenues to decline as our current contract research agreements and government grant projects conclude and are not replaced.

Cost of Product Revenues

Cost of product revenues increased by $85,000, or 38%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due primarily to an inventory write-down in the amount of $177,000 recorded this quarter as a result of a reduction in the forecasted GLA sales volume.

Research and Development

Research and development expenses decreased by $302,000, or 9%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily driven by the termination of a license and subcontracted research agreement at the end of 2017 and less subcontracting expense in support of government grants, which was partially offset by higher Verdeca expenses.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $425,000, or 7%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily driven by lower salaries and benefits, mainly as a result of the reductions in our workforce, and lower advisory fees, partially offset by higher bonus and intellectual property legal fees in the first half of 2018.

Interest Expense

Interest expense decreased by $704,000, or 100%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was the result of the extinguishment of debt in July 2017. See Note 8.

Other Income, Net

Other income, net, of $132,000 for the six months ended June 30, 2018 was a decrease of $68,000, or 34% when compared to Other income, net, of $200,000 for the six months ended June 30, 2017. The decrease of income was primarily related to lower amortization of investment premiums and lower investment income earned in 2018.

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

Change in the Estimated Fair Value of Common Stock Warrant Liabilities and Common Stock Adjustment Feature Liability

Change in the estimated fair value of common stock warrant liabilities and common stock adjustment feature liability of $2.4 million for the six months ended June 30, 2018 resulted from the fair value remeasurements of the Purchase Agreement liabilities at March 31, 2018 and the final remeasurement of the common stock adjustment feature on May 7, 2018, combined with remeasurement of the June Offering liability and the Purchase Agreement common stock warrant liability on June 30, 2018. The estimated fair value of the Purchase Agreement common stock adjustment feature increased by $4.6 million, the estimated fair value of the Purchase Agreement common stock warrants decreased by $2.2 million, and the estimated fair value of the June Offering common stock warrants increased by $42,000. The Purchase Agreement common stock adjustment feature liability was released to equity following the final fair value remeasurement. See Note 9.

Offering Costs

Offering costs for the six months ended June 30, 2018 of $2.5 million is comprised of $1.8 million associated with the Private Placement and $709,000 related to the June Offering.

Income Tax Provision

Income tax provision of $21,000 for the six months ended June 30, 2018 was relatively consistent with the $18,000 recorded for six months ended June 30, 2017.

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

Liquidity and Capital Resources

We have funded our operations primarily with the net proceeds from our initial public offering and private placements of equity and debt securities, as well as proceeds from the sale of our SONOVA products and payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which are primarily focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes replicating field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of June 30, 2018, we had cash and cash equivalents of $9.7 million.

As is disclosed in Note 9, the Company has obtained funding through two separate arrangements during the first half of 2018. On March 19, 2018, the Company entered into securities purchase agreements with institutional investors in connection with a private placement of common stock and warrants in the amount of $10 million, exclusive of any related transaction fees. On June 11, 2018, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $14 million, exclusive of any related transaction fees.

The Company believes that its existing cash, cash equivalents, and investments will be sufficient to meet its anticipated cash requirements for at least the next 12 months. See Note 1.

We may seek to raise additional funds through debt or equity financings, if necessary. We may also consider entering into additional partner arrangements or pursuing additional government grants. Our sale of additional equity would result in dilution to our stockholders. Our incurrence of debt would result in debt service obligations, and the instruments governing our debt could provide for additional operating and financing covenants that would restrict our operations. If we do require additional funds and are not able to secure adequate additional funding, we may be forced to reduce our spending, extend payment terms with our suppliers, liquidate assets, or suspend or curtail planned development programs. Any of these actions could materially harm our business, results of operations and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(6,918)	$(8,917)
Investing activities	(15,067)	20,326
Financing activities	22,527	16
Net increase in cash	$542	$11,425

Cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2018 was $6.9 million. Our net loss of $ $17.3 million, net amortization of investment premium and discount of $27,000, and gain on the disposal of equipment of $3,000 were partially offset by non-cash charges of $4.0 million for the initial loss on and $2.4 million for the change in fair value of common stock warrant liabilities and common stock adjustment feature liability, $656,000 for stock-based compensation, and depreciation and amortization of $98,000, as well as $2.5 million for offering costs included in financing activities and adjustments in our working capital accounts of $664,000.

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

Cash provided by (used in) investing activities

Cash used in investing activities for the six months ended June 30, 2018 consisted of $18.9 million in purchases of short term investments and $68,000 in purchases of property and equipment, which was offset by $3.9 million in proceeds from sales and maturities of investments.

Cash provided by investing activities for the six months ended June 30, 2017 of $20.3 million primarily consisted of $39.8 million in proceeds from sales and maturities of investments, which was offset by $19.4 million in purchases of short-term investments.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2018 consisted of proceeds from the issuance of stock and warrants relating to the Purchase Agreement of $10.0 million and the June Offering of $14.0 million, partially offset by $2.4 million of offering costs for both transactions paid during the period. Proceeds from the exercise of stock options and the purchase of ESPP shares totaled $966,000.

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

We consider our critical accounting policies and estimates to be revenue recognition, inventories, income taxes, the liabilities relating to the Purchase Agreement and the June Offering, and stock-based compensation. See Notes 4 and 9 for the estimates made in connection with the securities purchase agreements executed during the first six months of 2018 and Note 5 for our accounting policies in effect with the adoption of ASC Topic 606.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

In February 2018, we initiated an interference proceeding with the United States Patent and Trademark Office (USPTO) concerning a patent application owned by us and a patent owned by Arista Cereals Technologies Pty. Ltd. relating to our Resistant Starch Wheat products to determine priority of invention. This interference action is currently in the first phase, and initial rulings on the parties’ motions may not be available until late 2018. If the interference proceeds through the priority phase, a final decision and judgment by the USPTO’s Patent Trial and Appeal Board is expected late 2019 or early 2020. If the USPTO determines Arista was the later to invent, the patent in question will be assigned to us. To the contrary, if the USPTO concludes Arcadia is the later to invent, our patent application will not be granted. We believe such a ruling, in and of itself, would not preclude Arcadia from commercializing its Resistance Starch Wheat product.

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

Our ability to generate significant revenues from our products depends on our and our collaborators’ ability to develop, market and sell our products and utilize our proprietary technology without infringing the intellectual property and other rights of any third parties. In the United States and abroad there are numerous third-party patents and patent applications that may be applied toward our proprietary technology, business processes, or developed traits, some of which may be construed as containing claims that cover the subject matter of our products or intellectual property. Because of the rapid pace of technological change, the confidentiality of patent applications in some jurisdictions (including U.S. provisional patent applications), and the fact that patent applications can take many years to issue, there may be currently pending applications that are unknown to us that may later result in issued patents upon which our products in development or proprietary technologies infringe. Similarly, there may be issued patents relevant to our products in development of which we are not aware. These patents could reduce the value of the traits we develop or the plants containing our traits or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We may not be able to obtain such a license on commercially reasonable terms. If any third party patent or patent application covers our intellectual property or proprietary rights and we are not able to obtain a license to it, we and our collaborators may be prevented from commercializing products containing our traits.

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

Our success will depend in part on our ability to uphold and enforce patents or patent applications owned or co-owned by us or licensed to us, which cover products we successfully develop. Proceedings involving our patents or patent applications could result in adverse decisions regarding:

•	ownership of patents and patent applications;

•	rights concerning licenses;

•	the patentability of our inventions relating to our products; and/or

•	the enforceability, validity or scope of protection offered by our patents relating to our products.

Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us.

Our commercial success depends on our ability to protect our intellectual property and our proprietary technologies and on the ability to operate without infringing the patents and other proprietary rights of third parties.

Our success will depend in part on our ability to obtain and maintain patent protection both in the United States and in other countries for any products we successfully develop. The patents and patent applications in our patent portfolio are either owned by us, exclusively licensed to us, or co-owned by us and others and exclusively licensed to us. Our ability to protect any products we successfully develop from unauthorized or infringing use by third-parties depends substantially on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering biotechnology inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for any products we successfully develop or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications owned by or licensed to us. Even if patents have been issued or will be issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us.

The U.S. Congress passed the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011. The America Invents Act reforms U.S. patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first inventor to file” standard and developing a post-grant review system. This new legislation affects U.S. patent law in a manner that may impact our ability to obtain or maintain patent protection for current or future inventions in the U.S. or otherwise cause uncertainty as to our patent protection.

We may not have identified all patents, published applications or published literature that may affect our business, either by blocking our ability to commercialize our traits, by preventing the patentability of our traits by us, our licensors or co-owners, or by covering the same or similar technologies that may invalidate our patents, limiting the scope of our future patent claims or adversely affecting our ability to market our products. For example, patent applications are maintained in confidence for at least 18 months after their filing. In some cases, patent applications remain confidential in the USPTO for the entire time prior to issuance of a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first inventors to file, patent applications on our processes, products or their uses. In the event that another party has filed a U.S. patent application covering the same invention as one of our patent applications or patents, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. For example, in February 2018, we initiated an interference proceeding with the USPTO concerning a patent application owned by us and a patent owned by Arista Cereals Technologies Pty. Ltd. relating to our Resistant Starch Wheat products to determine priority of invention.

This interference action is currently in the first phase, and initial rulings on the parties’ motions may not be available until late 2018. If the interference proceeds through the priority phase, a final decision and judgment by the USPTO’s Patent Trial and Appeal Board is expected late 2019 or early 2020. If the USPTO determines Arista was the later to invent, the patent in question will be assigned to Arcadia. To the contrary, if the USPTO concludes Arcadia is the later to invent, our patent application will not be granted. We believe such a ruling, in and of itself, would not preclude Arcadia from commercializing its Resistance Starch Wheat product.

Additionally, the Company is aware Arista has issued patents and pending patent applications relating to high amylose wheat. The Company believes that its products and traits relating to high amylose wheat do not infringe any valid claims under Arista’s issued patents. However, there is no guarantee that a court would make the same determination, and an adverse decision would affect the Company’s ability to exploit such product containing the patented claims.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Exhibit Number	Exhibit Description

4.1*	Form of Warrant

4.2*	Form of Placement Agent Warrant

10.1*	Form of Securities Purchase Agreement dated as of June 11, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

*	Exhibit is incorporated by reference and was originally filed in Form 8-K, file #001-37383 on June 14, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arcadia Biosciences, Inc.

August 8, 2018	By:	/s/ RAJENDRA KETKAR
Rajendra Ketkar
President and Chief Executive Officer

August 8, 2018	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
Chief Financial Officer