Form 10-Q
period 2018-09-30
Arcadia Biosciences, Inc.
filed 2018-11-07
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2018, the registrant had 4,774,919 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2018

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$6,669	$9,125
Short-term investments	17,931	3,898
Accounts receivable	193	1,231
Unbilled revenue	168	4
Inventories — current	354	229
Prepaid expenses and other current assets	888	560
Total current assets	26,203	15,047
Property and equipment, net	265	299
Inventories — noncurrent	742	1,168
Other noncurrent assets	7	56
Total assets	$27,217	$16,570
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,303	$2,496
Amounts due to related parties	18	29
Unearned revenue — current	316	1,000
Total current liabilities	2,637	3,525
Unearned revenue — noncurrent	—	2,038
Common stock warrant liabilities	8,658	—
Other noncurrent liabilities	3,000	3,000
Total liabilities	14,295	8,563
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 4,774,919 and 2,134,154 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	45	42
Additional paid-in capital	190,599	175,223
Accumulated deficit	(177,720)	(167,257)
Accumulated other comprehensive loss	(2)	(1)
Total stockholders’ equity	12,922	8,007
Total liabilities and stockholders’ equity	$27,217	$16,570

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product	$144	$82	$393	$482
License	10	144	100	353
Contract research and government grants	216	363	527	1,763
Total revenues	370	589	1,020	2,598
Operating expenses:
Cost of product revenues	124	40	431	262
Research and development	1,334	1,749	4,524	5,241
Selling, general and administrative	3,011	2,415	8,581	8,410
Total operating expenses	4,469	4,204	13,536	13,913
Loss from operations	(4,099)	(3,615)	(12,516)	(11,315)
Interest expense	—	(43)	—	(747)
Other income, net	134	46	266	246
Initial loss on common stock warrant and common stock adjustment feature liability	—	—	(4,000)	—
Change in fair value of common stock warrant liabilities and common stock adjustment feature liability	8,421	—	5,986	—
Offering costs	(1)	—	(2,544)	—
Loss on extinguishing of debt	—	(900)	—	(900)
Net income (loss) before income taxes	4,455	(4,512)	(12,808)	(12,716)
Income tax provision	(5)	(13)	(26)	(31)
Net income (loss)	$4,450	$(4,525)	$(12,834)	$(12,747)
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.93	$(2.12)	$(3.74)	$(5.89)
Weighted-average number of shares used in per share calculations:
Basic and diluted	4,774,732	2,133,846	3,427,799	2,163,604
Other comprehensive income (loss), net of tax
Unrealized losses (gains) on available-for-sale securities	(2)	8	(1)	14
Other comprehensive loss (income)	(2)	8	(1)	14
Comprehensive income (loss) attributable to common stockholders	$4,448	$(4,517)	$(12,835)	$(12,733)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2017	2,224,384	$44	$173,723	$(151,550)	$(19)	$22,198
Issuance of shares related to employee stock purchase plan	1,964	—	24	—	—	24
Stock-based compensation	—	—	1,474	—	—	1,474
Other comprehensive income	—	—	—	—	18	18
Exchange of membership interest in unconsolidated entity for common stock	(92,194)	(2)	2	—	—	—
Net loss	—	—	—	(15,707)	—	(15,707)
Balance at December 31, 2017	2,134,153	$42	$175,223	$(167,257)	$(1)	$8,007
Impact of adoption of Topic 606 (Note 5)	—	—	—	2,371	—	2,371
Issuance of shares related to employee stock option exercises	44,354	—	963	—	—	963
Issuance of shares related to employee stock purchase plan	1,122	—	6	—	—	6
Issuance of shares related to Purchase Agreement	1,201,634	1	(1)	—	—	—
Issuance of placement agent warrants related to Purchase Agreement	—	—	526	—	—	526
Reclassification of common stock adjustment feature liability balance	—	—	8,378	—	—	8,378
Issuance of shares related to June Offering	1,392,345	2	4,976	—	—	4,978
Offering costs related to June Offering	—	—	(897)	—	—	(897)
Issuance of placement agent warrants related to June Offering	—	—	427	—	—	427
Stock-based compensation	—	—	998	—	—	998
Issuance of shares related to reverse stock split	1,311	—	—	—	—	—
Other comprehensive income	—	—	—	—	(1)	(1)
Net loss	—	—	—	(12,834)	—	(12,834)
Balance at September 30, 2018	4,774,919	$45	$190,599	$(177,720)	$(2)	$12,922

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,834)	$(12,747)
Adjustments to reconcile net loss to cash used in operating activities:
Initial loss on common stock warrant and common stock adjustment feature liabilities	4,000	—
Change in fair value of common stock warrant liabilities and common stock adjustment feature liability	(5,986)	—
Offering costs	2,544	—
Depreciation and amortization	123	215
Gain on disposal of equipment	(3)	(3)
Net amortization of investment premium	(115)	(82)
Stock-based compensation	998	1,177
Loss on sale of investments	—	2
Accretion of debt discount	—	98
Loss on extinguishment of debt	—	900
Changes in operating assets and liabilities:
Accounts receivable	1,038	276
Unbilled revenue	(164)	123
Inventories	301	164
Prepaid expenses and other current assets	(334)	(222)
Other noncurrent assets	—	(245)
Accounts payable and accrued expenses	(142)	(496)
Amounts due to related parties	(11)	1
Unearned revenue	(351)	(443)
Net cash used in operating activities	(10,936)	(11,282)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	10	4
Purchases of property and equipment	(89)	(77)
Purchases of investments	(22,871)	(19,405)
Proceeds from sales and maturities of investments	8,950	57,778
Net cash (used in) provided by investing activities	(14,000)	38,300
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants from Purchase Agreement	10,000	—
Payments of offering costs relating to Purchase Agreement	(1,308)	—
Proceeds from issuance of common stock and warrants from June Offering	14,000	—
Payments of offering costs relating to June Offering	(1,181)	—
Payment of debt extinguishment costs	—	(1,125)
Proceeds from exercise of stock options and ESPP purchases	969	24
Payment on notes payable	—	(25,000)
Net cash provided by (used in) financing activities	22,480	(26,101)
Net (decrease) increase in cash and cash equivalents	(2,456)	917
Cash and cash equivalents — beginning of period	9,125	2,013
Cash and cash equivalents — end of period	$6,669	$2,930
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$746
Cash paid for income taxes	$24	$2
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock warrants issued to placement agent and included in offering costs related to Purchase Agreement	$526	$—
Common stock warrants issued to placement agent and included in offering costs related to June Offering	$239	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$2
Reclassification of common stock adjustment feature liability balance to equity	$8,378	$—
Exchange of membership interest in unconsolidated entity for common stock	$—	$2

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

We are a consumer-driven, agricultural food ingredient company. We aim to create value across the agricultural production and supply chain beginning with enhanced crop productivity for farmers and ultimately delivering accelerated innovation in nutritional quality consumer foods.  We use state of the art gene-editing technology and advanced breeding techniques to naturally enhance the nutritional quality of grains and oilseeds to address the rapidly evolving trends in consumer health and nutrition. In addition, we have developed high value crop productivity traits designed to enhance farm economics.

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

Common Stock Authorized

In June 2017, the shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to reduce the number of authorized common stock from four hundred million to one hundred and fifty million shares.

Reverse Stock Split

In January 2018, the Company’s board of directors and its shareholders approved a reverse split of 1:20 on the Company’s issued and outstanding common stock which became effective on January 23, 2018. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the condensed consolidated financial statement have been retroactively adjusted to reflect the reverse stock split for all periods presented. The reverse stock split did not change the total number of authorized shares of common stock which remained at one hundred and fifty million shares.

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

Liquidity and Capital Resources

As of September 30, 2018, the Company had an accumulated deficit of $177.7 million, cash and cash equivalents of $6.7 million and short-term investments of $17.9 million. Since the Company’s inception, substantially all of the Company’s efforts have been devoted to research and development activities, including the discovery, advancement, and testing of the Company’s traits and products incorporating the Company’s traits. To date, we have not generated revenues from sales of commercial products, other than limited revenues from the Company’s SONOVA products.

In March 2018, the Company executed securities purchase agreements with institutional investors in connection with a private placement of common stock and warrants in the amount of $10.0 million, exclusive of any related transaction fees, which funding improved the Company’s liquidity position. In June 2018, the Company executed agreements with institutional investors for the purchase of common stock and warrants in the amount of $14.0 million, exclusive of related transaction fees, further improving the Company’s liquidity position.

With cash and cash equivalents of $6.7 million and short-term investments of $17.9 million as of September 30, 2018, the Company believes that it currently has sufficient cash to fund its operations beyond the look forward period of 12 months from the issuance of these condensed consolidated financial statements.

The Company may seek to raise additional funds through debt or equity financings, if necessary. The Company may also consider entering into additional partner arrangements or pursuing additional government grants. The sale of additional equity would result in dilution to the Company’s stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for additional operating and financing covenants that would restrict operations. If the company does require additional funds and are not able to secure adequate additional funding, the Company may be forced to reduce spending, extend payment terms with suppliers, liquidate assets, or suspend or curtail planned development programs. Any of these actions could materially harm the business, results of operations and financial condition.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Based on the new standard, lessees would recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP and disclose qualitative and quantitative information about leasing arrangements with terms longer than 12 months. The new standard allows a modified-retrospective approach to adoption and is effective for interim and annual periods beginning on January 1, 2019. The adoption will require recording right-of-use assets and corresponding lease obligation liabilities for the current operating leases. Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 824) – Targeted Improvements, both of which are also being evaluated. The Company expects that the adoption of ASU No. 2016-02 will not have a material impact on our Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company continues to evaluate the impact of the adoption of ASU No. 2016-02, ASU No. 2018-10, and ASU No. 2018-11 on its condensed consolidated financial statements and expects adoption to take place on January 1, 2019.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments address cash flow issues such as debt prepayment or debt extinguishment costs and zero-coupon debt instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments are to be applied using a retrospective transition method to each period presented. If it is impractical to retrospectively apply, it can be applied prospectively as of the earliest date practicable. The Company adopted ASU No. 2016-15 in the current year with no material impact to the condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments affect any entity required to make disclosures about recurring or nonrecurring fair value measurements. The amendments are effective for all entities for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU No. 2018-13 on its condensed consolidated financial statements.

3. SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Raw materials costs consist primarily of seed production costs incurred by the Company’s contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. The Company recorded a $46,000 write-down of inventory for the three months ended September 30, 2018 and $223,000 for the nine months ended September 30, 2018. The Company did not record an inventory write-down for the three and nine months ended September 30, 2017.  Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$45	$45
Finished goods	1,051	1,352
Inventories	$1,096	$1,397

4. Investments and Fair Value of Financial Instruments

Available-for-Sale Investments

The Company classified short-term investments as “available-for-sale.” These short-term investments are free of trading restrictions. The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss, which is reflected as a separate component of stockholder’s equity in the Consolidated Balance Sheets. Gains and losses are recognized when realized in the Consolidated Statements of Operations and Comprehensive Loss.

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2018 and December 31, 2017, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2018
Cash equivalents:
Money market funds	6,325	—	—	6,325
Short-term investments:
Treasury Bills	11,163	—	(2)	11,161
U.S. government securities	2,797	—	—	2,797
Commercial paper	3,973	—	—	3,973
Total Assets at Fair Value	$24,258	$—	$(2)	$24,256

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2017
Cash equivalents:
Money market funds	$8,943	$—	$—	$8,943
Short-term investments:
Commercial paper	1,399	—	—	1,399
U.S. government securities	2,500	—	(1)	2,499
Total Assets at Fair Value	$12,842	$—	$(1)	$12,841

The Company did not have any investment categories that were in a continuous unrealized loss position for more than three months as of September 30, 2018. The unrealized gains and losses amounts above are included in accumulated other comprehensive income or loss.

As of September 30, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2018.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements at September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$6,325	$—	$—	$6,325
Short-term investments:
Treasury Bills	11,161	—	—	11,161
U.S. government securities	2,797	—	—	2,797
Commercial paper	—	3,973	—	3,973
Total Assets at Fair Value	$20,283	$3,973	$—	$24,256
Liabilities at Fair Value
Common stock warrant liabilities	$—	$—	$8,658	$8,658
Total Liabilities at Fair Value	$—	$—	$8,658	$8,658

	Fair Value Measurements at December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$8,943	$—	$—	$8,943
Short-term investments:
Commercial paper	—	1,399	—	1,399
U.S. government securities	2,499	—	—	2,499
Total Assets at Fair Value	$11,442	$1,399	$—	$12,841

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2018 or 2017. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, short-term investments and accounts payable and accrued liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2018 and December 31, 2017 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities, which were measured and recorded on a recurring basis, consist of liabilities related to the Purchase Agreement and the June Offering described in Note 9. The following table sets forth the establishment of these liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

	(Level 3)
(Dollars in thousands)	Common Stock Warrant Liability - Purchase Agreement	Common Stock Adjustment Feature Liability - Purchase Agreement	Common Stock Warrant Liability - June Offering	Total
Balance as of December 31, 2017	$—	$—	$—	$—
Common stock and warrants issued in conjunction with securities purchase agreements	10,200	3,800	9,022	23,022
Change in fair value and other adjustments	(6,192)	4,578	(4,372)	(5,986)
Reclassification of common stock adjustment feature liability balance to equity	—	(8,378)	—	(8,378)
Balance as of September 30, 2018	$4,008	$—	$4,650	$8,658

In determining the fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•

Money market funds, treasury bills, and U.S. government securities – Investments in money market funds, treasury bills, and U.S. government securities are classified within Level 1.  At September 30, 2018 and December 31, 2017, these investments were included on the consolidated balance sheets in cash and cash equivalents and short-term investments.

•

Commercial paper – Investments in commercial paper are classified within Level 2. At September 30, 2018 and December 31, 2017, commercial paper investments were included on the consolidated balance sheets in short-term investments.

•

Purchase Agreement common stock warrant liability – The Company has outstanding warrants to purchase 1,282,832 shares of common stock that it issued to certain accredited investors and its placement agent on March 22, 2018 (as described in Note 9). The common stock warrants were classified as a liability within Level 3 based on the instrument’s adjustment features and a contingent cash payment feature. The Company utilized a binomial-lattice pricing model (the Monte Carlo simulation model) that involves a market condition to estimate the fair value of the common stock warrants. The application of the Monte Carlo simulation model requires the use of several assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrant. Although the terms of the common stock warrants became known and fixed following the May 7, 2018 shareholder meeting, the common stock warrants remained a liability given the contingent cash payment feature was still present. The estimated fair value of the common stock warrant liability was subsequently remeasured at September 30, 2018 utilizing a Black Scholes Merton model with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

•

June Offering common stock warrant liability – The Company has outstanding warrants to purchase 1,461,962 shares of common stock that it issued to certain accredited investors on June 14, 2018 (as described in Note 9). The common stock warrants are classified as a liability within Level 3 due to a contingent cash payment feature.  The initial estimated fair value of the common stock warrant liability was subsequently remeasured at September 30, 2018 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

The Company recorded a net reduction to its accumulated deficit of $2.4 million on January 1, 2018, with a corresponding reduction to unearned revenue, due to the cumulative impact of adopting Topic 606. The adjustment pertained to up-front license fees which were previously deferred for which the performance obligation was determined to be complete as of the date of adoption. The impact to revenues with the adoption of Topic 606 for the three and nine months ended September 30, 2018 was a decrease of $82,000 and $246,000, respectively, relating to the above mentioned up-front license fee revenues.

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

Both the Company and Bioceres incur expenses in support of specific activities, as agreed upon by joint work plans, which apply fair market value to each partner’s activities. Unequal contributions of services are equalized by the partners through cash payments. Verdeca is not the primary obligor for these activities performed by the Company or Bioceres. Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $286,000, $261,000, for the three months ended September 30, 2018 and 2017, respectively; and $799,000, and $487,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

8. Debt

Long-term Debt

There was no long-term debt as of September 30, 2018 and December 31, 2017.

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

The Company recognized interest expense of $43,000 and $747,000 for the three and nine months ended September 30, 2017, respectively, of which $0 and $98,000 was related to the debt discount, respectively.  There was no interest expense recognized for the three and nine months ended September 30, 2018.

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

In May 2018, following the Private Placement’s final adjustment, the terms of the warrants and the number of common stock shares issuable in the private placement became known and fixed. As a result, the common stock adjustment feature liability was marked-to-market and valued at $8.4 million at May 7, 2018, resulting in an additional loss of $2.4 million recognized in the second quarter of 2018. The Company subsequently reclassified the common stock adjustment feature liability’s balance of $8.4 million to stockholders’ equity. The common stock warrant liability was marked-to-market and valued at $8.0 million at June 30, 2018, resulting in income of $1.9 million recognized in the second quarter of 2018. The common stock warrant liability was marked-to-market and valued at $4.0 million at September 30, 2018, resulting in income of $4.0 million recognized in the third quarter of 2018. The common stock warrant liability remained at September 30, 2018 as the contingent cash payment feature was still in effect.

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

Offering Costs

In connection with the Private Placement, the Company paid to a placement agent an aggregate fee equal to $850,000.  The Company also granted warrants to purchase a total of 15,038 shares of common stock (the “Placement Agent Warrants”) that have an exercise price per share equal to $41.5625 and a term of five years. The Placement Agent Warrants were issued for services performed by the placement agent as part of the Private Placement and were treated as offering costs.  The value of the Placement Agent Warrants was determined to be $526,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $458,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the Private Placement. The offering costs, inclusive of the Placement Agent Warrants, totaled $1.8 million, of which $0 and $1.8 million were expensed in the three and nine months ended September 30, 2018, respectively.

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

The common stock warrants were determined to be a liability as they have a contingent cash payment feature. The common stock warrants were accounted for at their fair value at inception using a Black Scholes Merton model with the following assumptions: volatility of 108 percent, stock price of $8.20 and risk-free rate of $2.83%.  At inception, the fair value of the common stock warrants was $9.0 million and the remaining $5.0 million of the $14.0 million of proceeds was allocated to the common stock using the residual method and accounted for as stockholders’ equity. The common stock warrants were marked-to-market and valued at $9.1 million at June 30, 2018, resulting in a loss of $42,000 in the second quarter of 2018. The common stock warrants were marked-to-market and valued at $4.6 million at September 30, 2018, resulting in income of $4.5 million recognized in the third quarter of 2018.

Offering Costs

In connection with the June Offering, the Company paid to a placement agent an aggregate fee equal to $980,000.  The Company also granted warrants to purchase a total of 69,617 shares of common stock (“June Placement Agent Warrants”) that have an exercise price per share equal to $12.568 and a term of five years. The Placement Agent Warrants were issued for services performed by the placement agent as part of the June Offering and were treated as offering costs.  The value of the June Placement Agent Warrants was determined to be $427,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $197,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the June Offering. The offering costs, inclusive of the June Placement Agent Warrants, totaled $1.6 million and allocated to the common stock warrant liability and the common stock using their relative fair values. A total of $710,000 was allocated to the common stock warrant liability, of which $4,000 and $710,000 were expensed in the three and nine months ended September 30, 2018. The remaining $897,000 was allocated to the common stock and offset to additional paid in capital.

10. Stock-Based Compensation and Warrants

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when the 2006 Plan was terminated as to future awards. The 2006 Plan continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 154,387 shares of common stock reserved for future issuance, which included 10,637 shares under the 2006 Plan that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. Options granted generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter; however, the options granted in the third quarter of 2018 vest over a two-year period, vesting monthly on a pro-rated basis. Options granted, once vested, are generally exercisable for up to 10 years after grant.

As of September 30, 2018, a total of 484,539 shares of common stock were reserved for issuance under the 2015 Plan, of which 26,740 shares of common stock are available for future grant. As of September 30, 2018, a total of 67,397 and 457,797 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2017	288,129	$63.62	$—
Options granted	287,577	6.76
Options exercised	(44,354)	21.73
Options cancelled and forfeited	(6,158)	41.54
Outstanding — Balance at September 30, 2018	525,194	$36.34	$63
Vested and expected to vest — September 30, 2018	510,184	$36.90	$61
Exercisable —September 30, 2018	149,624	$84.00	$1

As of September 30, 2018, there was $1.7 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.2 years.

The fair value of stock option awards to executives and employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (years)	5.52	6.00	5.97	6.12
Expected volatility	100%	80%	99%	79%
Risk-free interest rate	2.96%	1.94%	2.95%	1.89%

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations.   The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2018, the number of shares of common stock reserved for future issuance under the ESPP is 89,489. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of September 30, 2018, 6,853 shares had been issued under the ESPP. The Company recorded $4,000 and $6,000 of compensation expense for the three and nine months ended September 30, 2018 and $6,000 and $11,000 for the three and nine months ended September 30, 2017, respectively.

Warrants

As of September 2018, the Company has 2,826,687 common stock warrants outstanding with a weighted average exercise price of $18.78. The expiration of the warrants range from December 2018 to June 2023.

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

As of September 2018, 1,282,832 common stock warrants are outstanding that were issued in the June Private Placement. The final exercise price for these warrants is $10.7258 as adjusted in accordance with the Purchase Agreement’s adjustment provisions.  See Note 9.

As of September 2018, 1,461,962 common stock warrants are outstanding in accordance with the June Offering. Of the total, 1,392,345 shares have a purchase price of $9.94 and the remaining 69,617 common stock warrants have an exercise price of $12.568. See Note 9.

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

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate (ETR) was 0.1% and -0.2% for the three and nine months ended September 30, 2018 and -0.2% for the three and nine months ended September 30, 2017. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

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

As of September 30, 2018, there have been no material changes to the Company’s uncertain tax positions.

12. Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs, thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. As of September 30, 2018, the Company continues to pursue three development programs using this technology and believes that the contingent liability is probable. As a result, $3.0 million remains on the Condensed Consolidated Balance Sheet as an other noncurrent liability.

13. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As of September 30, 2018, all potentially dilutive common shares were determined to be anti-dilutive after evaluation.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Nine Months Ended September 30,
	2018	2017
Options to purchase common stock	525,194	293,288
Warrants to purchase common stock	2,826,687	66,845
Total	3,351,881	360,133

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

JSRV receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSRV, and previously BHL, were $18,000 and $29,000 as of September 30, 2018 and December 31, 2017, respectively, and are included in the Condensed Consolidated Balance Sheets as amounts due to related parties.

15. Subsequent Events

The Company has reviewed and evaluated subsequent events through November 7, 2018, the date the condensed consolidated financial statements were available to be issued.

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

To address this large and growing demand, we are building on our industry leading scientific expertise and advanced plant breeding and transformation technologies developed over the past 15 years, to directly edit the plant genome without introducing foreign DNA, to produce nutrient-dense crops for use in the major foods we eat. By employing gene editing technology and our TILLING platform, we believe we can reduce the time to market for novel ingredient traits by half, thereby providing consumer food companies a steady and reliable source of cost effective, healthy natural food options.

We recently launched our GoodWheat™ consumer brand, a non-transgenic (non-GM) platform that enables food manufacturers to differentiate their consumer-facing brands. The brand launch is a key element of the company’s go-to-market strategy to achieve greater value for its innovations by participating in downstream consumer revenue opportunities. Arcadia designed the brand to make an immediate connection with consumers that products made with GoodWheat™ meet their demands for healthier wheat options that also taste great. The GoodWheat™ brand encompasses Arcadia’s current and future non-GM wheat portfolio of high fiber Resistant Starch (RS) and Reduced Gluten wheat varieties, as well as future wheat innovations. In October 2018, the U.S. Patent and Trademark Office has granted Arcadia a patent for extended shelf life wheat, the newest trait in our non-genetically modified (non-GM) GoodWheat™ portfolio. This new trait was designed to promote whole wheat consumption by improving the shelf life and taste of whole grain wheat products.

First to market will be our RS wheat, a product with more dietary fiber than conventional wheat. Increased fiber consumption is well recognized as a way to improve gut health and to control excessive weight gain. Concurrently, we are developing three additional wheat varieties, a reduced gluten wheat, an extended shelf life wheat and a superior yielding wheat. In the American diet, each day more than 500 calories come from wheat products, 25 percent of the FDA’s recommended daily caloric intake for a woman and 20 percent for a man, which creates a natural market opportunity for our first two wheat products. We believe these varieties have broad application in the global wheat market which is estimated by the USDA (US Department of Agriculture) to be 758 million metric tons, which roughly equates to $208 billion farm-gate value.

In years to come, we expect to achieve enhanced nutritional characteristics within a number of other broad acre crops using advanced breeding and gene-editing techniques. Targets include but are not limited to higher fiber, longer shelf life and enhanced protein in crops other than wheat.

Another aspect of our business is improving farmer productivity through the development of more robust crop varieties, by developing specific crop traits designed to counteract the detrimental impact of environmental stresses on harvest yields. Traditional genetic modification (GM) trait development has concentrated on crops where the combination of large acreage and high input costs (such as chemical costs for pest and weed control) create significant economic value for herbicidal or insecticidal traits. However, far more deleterious to crop yields are abiotic stresses, such as drought, heat, nutrient deficiency, water scarcity, and soil salinity, and remains largely unpenetrated by the GM seed industry today. For example, industry estimates indicate greater than 80 percent of wheat yield loss and 65 percent of corn yield loss globally are lost due to abiotic factors. These stresses are prevalent in most agricultural environments with varying degrees of severity and often have material consequences on crop production, quality, and farmers’ incomes.

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

However, a key component of the development cycle of GM traits is local, or in some instances, global deregulation of the trait by one or more regulatory agencies may be required. As there continues to be a significant debate about the role of GM traits in agricultural crops, we have seen this issue impact some regulatory agencies which exercise control over the pace of deregulation of our products. We have experienced delays in the review of many of our traits from certain of these government regulatory authorities. For example, in India, where regulators have not approved new products containing GM traits for a number of years, which has significantly delayed the trait development and crop commercialization timelines of our license partner in India, Mahyco. The majority of our actively licensed GM trait technologies have been licensed to Mahyco. Commercialization of these traits is primarily dependent upon successful regulatory approval and product commercialization led by Mahyco in India and other geographies they retain license rights.

We believe the fundamental value of these traits remains commercially viable and we, along with our development and commercialization partners, remain committed to their ultimate commercialization. However, to compensate for the impact of these regulatory delays on our anticipated timing and amount of our commercialization revenue share, in 2017 the Company completed a comprehensive strategic review of its technology programs, product pipeline, partner progress, competitive landscape and market conditions to prioritize and appropriately resource its most promising products and opportunities. As a result, some programs were terminated or placed on hold while investments in other programs were accelerated with the aim of preserving the potential near-term value for the Company and its shareholders.

In addition, in cooperation with its primary licensee partner, Mahyco, the Company has undertaken an evaluation of the current regulatory environment by territory of its license portfolio to determine the optimal strategy for continued deregulation and commercialization of its traits. In December 2017, we agreed with Mahyco for the return of licensed geographies for certain Water Use Efficiency, Nitrogen Use Efficiency & Salinity Tolerance traits where Mahyco either lacks the resources or expertise to effectively progress trait deregulation and commercialization. In addition, for other geographies where Mahyco has progressed trait development but does not possess the familiarity with, or influence on, the regulatory environment to affect deregulation, we have agreed to jointly pursue new in-country licensees that we believe to be equipped and capable to achieve trait deregulation and commercialization. We will continue to work with our partners to closely monitor the progress of deregulation activities affecting our GM traits, and at the same time, we are realigning our core capabilities and evolving our business model to accelerate the development and near-term commercialization of non-GM nutrition and quality traits.

Balancing our near-term revenue goals with long-term value capture, we will continue to provide active support to our commercial partners working to advance our high value traits through development and deregulation for commercialization. We believe the commercialization of these traits is four to seven years away, each trait having their own estimated time to deregulation and commercialization. Once a product containing our traits is commercialized, we are entitled to receive a portion of the revenue that it generates for our commercial partner. For seeds incorporating valuable traits, farmers typically pay either a premium for the seed or a trait fee. This premium or trait fee represents the additional value generated for our commercial partner by our trait(s), and we receive a percentage of this additional value. Typically, our share of this value ranges from 15 to 20%, and it can increase to a range of 37 to 50% under certain agreements if we elect to co-invest in product development and/or deregulation.

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

Since our inception, we have devoted substantially all our efforts to research and development activities, including the discovery, development, and testing of our traits and products in development incorporating our traits. To date, we have not generated revenues from sales of commercial products, other than limited revenues from our SONOVA products.  We do receive revenues from fees associated with the licensing of our traits to commercial partners. Our long-term business plan and growth strategy is based in part on our expectation that revenues from products that incorporate our traits will comprise a significant portion of our future revenues.

We have never been profitable and had an accumulated deficit of $177.7 million as of September 30, 2018. We incurred net losses of $12.8 million and $12.7 million for the nine months ended September 30, 2018 and 2017, respectively . We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds or ingredients incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need additional funding to support our operating activities.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product revenues, licensing agreements, contract research agreements, and government grants. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. Over the next 36 months, we expect these revenues to decline as our current contract research agreements and government grant projects conclude and not replaced. Concurrently, as we introduce our new nutritional ingredient traits and products to the market, we expect revenues to increase from such activities. Furthermore, with the implementation of ASC Topic 606, as described more fully in Note 5, future license revenues will no longer include the amortization of deferred up-front license fees from existing license agreements.

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

Milestone fees are a variable consideration that is initially constrained and recognized only when it is probable that such amounts would not be reversed.  The Company assesses when achievement of milestones is probable to determine the timing of revenue recognition for milestone fees. Milestones typically consist of significant stages of development for our traits in a potential commercial product, such as achievement of specific technological targets, completion of field trials, filing with regulatory agencies, completion of the regulatory process, and commercial launch of a product containing our traits. Given the seasonality of agriculture and time required to progress from one milestone to the next, achievement of milestones is inherently uneven, and our license revenues are likely to fluctuate significantly from period to period.

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

Change in the Estimated Fair Value of Common Stock Warrant Liabilities and Common Stock Adjustment Feature Liability

Change in the estimated fair value of common stock warrant liabilities and common stock adjustment feature liability is comprised of the fair value remeasurement of the liabilities associated with the Private Placement and the June Private Placement.

Offering Costs

Offering costs consists of the costs incurred with the issuance of common stock and common stock warrants in connection with the Private Placement. Also included are costs incurred with the June Offering and June Private Placement that have been allocated to the common stock warrant liability. Costs include placement agent, legal, advisory, accounting and filing fees.

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2018 and 2017. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		$ Change	% Change
	2018	2017
	(In thousands except percentage)
Revenues:
Product	$144	$82	$62	76%
License	10	144	(134)	(93)%
Contract research and government grants	216	363	(147)	(40)%
Total revenues	370	589	(219)	(37)%
Operating expenses:
Cost of product revenues	124	40	84	210%
Research and development	1,334	1,749	(415)	(24)%
Selling, general and administrative	3,011	2,415	596	25%
Total operating expenses	4,469	4,204	265	6%
Loss from operations	(4,099)	(3,615)	(484)	(13)%
Interest expense	—	(43)	43	(100)%
Other income, net	134	46	88	191%
Change in fair value of common stock warrant liabilities	8,421	—	8,421	100%
Offering costs	(1)	—	(1)	(100)%
Loss on extinguishment of debt	—	(900)	900	100%
Net income (loss) before income taxes	4,455	(4,512)	8,967	199%
Income tax provision	(5)	(13)	8	62%
Net income (loss) and net income (loss) attributable to common stockholders	$4,450	$(4,525)	$8,975	198%

Revenues

Product revenues accounted for 39% and 14% of our total revenues in the three months ended September 30, 2018 and 2017, respectively. Our product revenues from sales of our SONOVA products increased by $62,000, or 76%, in the quarter-to-quarter comparison, primarily due to the timing of encapsulated orders.

License revenues accounted for 3% and 24% of our total revenues for three months ended September 30, 2018 and 2017, respectively. Our license revenues decreased by $134,000, or 93%, in the three months ended September 30, 2018 compared to revenues in the same period of 2017. The decrease in license revenue was due to the adoption of ASC Topic 606 on January 1, 2018. Revenue recognized in the third quarter of 2017 for the amortization of up-front license fees previously collected and amortized over the entire commercial development timeline is not present in 2018 as up-front fees are currently recognized upon agreement execution under the new guidance. There were no agreements executed in the second quarter of 2018.

Contract research and government grant revenues accounted for 58% and 62% of our total revenues for the three months ended September 30, 2018 and 2017, respectively. Our contract research and government grant revenues decreased by $147,000, or 40%, in the three months ended September 30, 2018 compared to the same period in 2017. The decrease in grant and contract research revenue was primarily driven by the completion of several government grants during 2017, as well as less activity for existing grants. Contract research and government grant revenues can vary from quarter-to-quarter depending on the timing of contract research projects and the completion of services provided, and the timing of eligible research and development expenses. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. Over the next 36 months, we expect these revenues to decline as our current contract research agreements and government grant projects conclude and not replaced.

Cost of Product Revenues

Cost of product revenues increased by $84,000, or 210%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to an inventory write-down in the amount of $46,000 recorded this quarter as a result of a reduction in the forecasted GLA sales volume and increased product revenues this quarter.

Research and Development

Research and development expenses decreased by $415,000, or 24%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was primarily driven by the termination of a license and subcontracted research agreement at the end of 2017, as well as the timing of expenses relating to Verdeca and less subcontracting expense in support of government grants.  Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. Over the next 36 months, we expect these revenues to decline as our current contract research agreements and government grant projects conclude and are not replaced.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $596,000, or 25%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily driven by higher intellectual property legal fees and marketing costs in the third quarter of 2018, and was partially offset by lower advisory fees.

Interest Expense

Interest expense decreased by $43,000, or 100%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was the result of the extinguishment of debt in July 2017. See Note 8.

Other Income, Net

Other income, net, of $134,000 for the three months ended September 30, 2018 was an increase of $88,000, or 191%, in income when compared to other income, net, of $46,000 for the three months ended September 30, 2017. The increase was primarily related to the higher investment balance in 2018.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities and Common Stock Adjustment Feature Liability

Change in the estimated of fair value of $8.4 million for the three months ended September 30, 2018 includes the common stock warrant liability fair value remeasurement on September 30, 2018, combined with the June Offering common stock warrants’ fair value remeasurement on September 30, 2018. The estimated fair value of the Purchase Agreement’s common stock warrants decreased by $4.0 million and the estimated fair value of the June Offering common stock warrants decreased by $4.7 million, both driven by the decrease in the Company’s stock price. See Note 9.

Offering Costs

Offering costs for the three months ended September 30, 2018 of $1,000 is comprised of additional legal fees related to the June Offering and June Private Placement.

Income Tax Provision

Income tax provision of $5,000 for the three months ended September 30, 2018 was consistent with the $13,000 recorded for three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		$ Change	% Change
	2018	2017
	(In thousands except percentage)
Revenues:
Product	$393	$482	$(89)	(18)%
License	100	353	(253)	(72)%
Contract research and government grants	527	1,763	(1,236)	(70)%
Total revenues	1,020	2,598	(1,578)	(61)%
Operating expenses:
Cost of product revenues	431	262	169	65%
Research and development	4,524	5,241	(717)	(14)%
Selling, general and administrative	8,581	8,410	171	2%
Total operating expenses	13,536	13,913	(377)	(3)%
Loss from operations	(12,516)	(11,315)	(1,201)	11%
Interest expense	—	(747)	747	(100)%
Loss on extinguishment of debt	—	(900)	900	(100)%
Other income, net	266	246	20	8%
Initial loss on common stock warrant and common stock adjustment feature liabilities	(4,000)	—	(4,000)	(100)%
Change in fair value of common stock warrant liabilities and common stock adjustment feature liability	5,986	—	5,986	100%
Offering costs	(2,544)	—	(2,544)	(100)%
Net income (loss) before income taxes	(12,808)	(12,716)	(92)	(1)%
Income tax provision	(26)	(31)	5	(16)%
Net income (loss) and net income (loss) attributable to common stockholders	$(12,834)	$(12,747)	$(87)	(1)%

Revenues

Product revenues accounted for 39% and 19% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. Product revenues from sales of our SONOVA products decreased by $89,000 or 18%, primarily as a function of a large distributor order in 2017 that did not recur in 2018.

License revenues accounted for 10% and 14% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. Our license revenues decreased by $253,000, or 72%, in the nine months ended September 30, 2018 compared to revenues in the same period of 2017. The decrease in license revenue was due to the adoption of ASC Topic 606 on January 1, 2018.  Revenue recognized in the nine months ended September 30, 2017 pertaining to the amortization of up-front license fees previously collected and amortized over the entire commercial development timeline is not present in 2018 as up-front fees are currently recognized upon agreement execution under the new guidance. There were no agreements executed in the nine months of 2018, but a milestone was determined to be probable of achievement by a licensee and the applicable fee of $90,000 was recognized in the second quarter of 2018.

Contract research and government grant revenues accounted for 52% and 68% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. Our contract research and government grant revenues decreased by $1.2 million or 70%, in the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to a short-term research contract in 2017 that was not present in 2018, as well as the completion of several government grants during 2017. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. As such, we expect these revenues to decline over the next 36 months.

Cost of Product Revenues

Cost of product revenues increased by $169,000, or 65%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due primarily to an inventory write-down in the amount of $223,000 recorded as a result of a reduction in the forecasted GLA sales volume.

Research and Development

Research and development expenses decreased by $717,000, or 14%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily driven by the termination of a license and subcontracted research agreement at the end of 2017 and less subcontracting expense in support of government grants. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. Over the next 36 months, we expect these revenues to decline as our current contract research agreements and government grant projects conclude and are not replaced.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $171,000, or 2%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The slight increase was primarily driven by higher intellectual property legal fees and bonus expense, partially offset by lower salaries and benefits, mainly as a result of the reductions in our workforce and lower advisory fees in the nine months ended September 30, 2018.

Interest Expense

Interest expense decreased by $747,000, or 100%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was the result of the extinguishment of debt in July 2017. See Note 8.

Other Income, Net

Other income, net, of $266,000 for the nine months ended September 30, 2018 was an increase of $20,000, or 8% when compared to Other income, net, of $246,000 for the nine months ended September 30, 2017. The increase of income was primarily related to higher investment income earned in 2018.

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

Change in the Estimated Fair Value of Common Stock Warrant Liabilities and Common Stock Adjustment Feature Liability

Change in the estimated fair value of common stock warrant liabilities and common stock adjustment feature liability of $6.0 million for the nine months ended September 30, 2018 resulted from the fair value remeasurements of the Purchase Agreement liabilities at March 31, 2018 and the final remeasurement of the common stock adjustment feature on May 7, 2018. Also included is the remeasurement of the June Offering liability and the Purchase Agreement common stock warrant liability on June 30 and September 30, 2018. The estimated fair value of the Purchase Agreement common stock adjustment feature increased by $4.6 million, the estimated fair value of the Purchase Agreement common stock warrants decreased by $6.2 million, and the estimated fair value of the June Offering common stock warrants decreased by $4.4 million due to the decrease in the Company’s stock price. The Purchase Agreement common stock adjustment feature liability was released to equity following the final fair value remeasurement in May 2018. See Note 9.

Offering Costs

Offering costs for the nine months ended September 30, 2018 of $2.5 million is comprised of $1.8 million associated with the Private Placement and $710,000 related to the June Offering and June Private Placement.

Income Tax Provision

Income tax provision of $26,000 for the nine months ended September 30, 2018 was relatively consistent with the $31,000 recorded for nine months ended September 30, 2017.

Seasonality

We and our commercial partners operate in different geographies around the world and conduct field trials used for data generation, which must be conducted during the appropriate growing seasons for particular crops and markets. Often, there is only one crop-growing season per year for certain crops and markets. Similarly, climate conditions and other factors that may influence the sales of our products may vary from season to season and year to year. In particular, weather conditions, including natural disasters such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought, or fire, may affect the timing and outcome of field trials, which may delay milestone payments and the commercialization of products incorporating our seed traits. In the future, sales of commercial products that incorporate our seed traits will vary based on crop growing seasons and weather patterns within particular regions.

The level of seasonality in our business overall is difficult to evaluate at this time due to our relatively early stage of development, our relatively limited number of commercialized products, our expansion into new geographical markets, and our introduction of new products and traits.

Liquidity and Capital Resources

We have funded our operations primarily with the net proceeds from our initial public offering and private placements of equity and debt securities, as well as proceeds from the sale of our SONOVA products and payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which are primarily focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes replicating field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of September 30, 2018, we had cash and cash equivalents of $6.7 million.

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

The Company believes its existing cash, cash equivalents, and investments will be sufficient to meet its anticipated cash requirements for at least the next 12 months. See Note 1.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(10,936)	$(11,282)
Investing activities	(14,000)	38,300
Financing activities	22,480	(26,101)
Net (decrease) increase in cash	$(2,456)	$917

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2018 was $10.9 million. Our net loss of $12.8 million, the change in fair value of common stock warrant liabilities and common stock adjustment feature liability of $6.1 million and net amortization of investment premium and discount of $115,000 were partially offset by the initial loss on common stock warrant and adjustment feature liabilities of $4 million, non-cash charges of  $998,000 for stock-based compensation, and depreciation and amortization of $123,000, as well as $2.5 million for offering costs included in financing activities and adjustments in our working capital accounts of $337,000.

Cash used in operating activities for the nine months ended September 30, 2017 was $11.3 million. Our net loss of $12.7 million, net amortization of investment premium and discount of $82,000 and adjustments in our working capital accounts of $842,000 were partly offset by non-cash charges of $1.2 million for stock-based compensation, loss on extinguishment of debt of $900,000, depreciation and amortization of $215,000, and accretion of debt discount of $98,000.

Cash provided by (used in) investing activities

Cash used in investing activities for the nine months ended September 30, 2018 consisted of $22.9 million in purchases of short-term investments and $89,000 in purchases of property and equipment, which was offset by $9.0 million in proceeds from sales and maturities of investments.

Cash provided by investing activities for the nine months ended September 30, 2017 of $38.3 million primarily consisted of $57.8 million in proceeds from sales and maturities of investments, which was offset by $19.4 million in purchases of short-term investments.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2018 consisted of proceeds from the issuance of stock and warrants relating to the Purchase Agreement of $10.0 million and the June Offering and June Private Placement of $14.0 million, partially offset by $2.5 million of offering costs for both transactions paid during the period. Proceeds from the exercise of stock options and the purchase of ESPP shares totaled $969,000.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, we currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

In February 2018, we initiated an interference proceeding with the United States Patent and Trademark Office (USPTO) concerning a patent application owned by us and a patent owned by Arista Cereals Technologies Pty. Ltd. relating to our Resistant Starch Wheat products to determine priority of invention. On August 14, 2018, the USPTO issued a decision on claim construction that resulted in termination of the interference.  We appealed that decision on September 4, 2018, to the U.S. Court of Appeals for the Federal Circuit.  Our initial brief in that appeal is due November 30, 2018.  A decision on the appeal is not expected until the latter half of 2019.

If the USPTO determines Arista was the later to invent, the patent in question will be assigned to us. To the contrary, if the USPTO concludes Arcadia is the later to invent, our patent application will not be granted. We believe such a ruling, in and of itself, would not preclude Arcadia from commercializing its Resistance Starch Wheat product.

On September 4, 2018, we filed a complaint, as amended on October 26, 2018,  in the United States District Court for the Southern District of New York against Vilmorin & Cie, Limagrain Céreales Ingrédients S.A., and Arista Cereal Technologies Pty Ltd. asserting claims for correction of inventorship, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, misappropriation, unjust enrichment, conversion, and tortious interference related to the defendants’ unauthorized use of our technology that was previously disclosed to them.  Defendants have filed motions to dismiss.  The case is currently in discovery and has a trial date scheduled for May 2019.

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

Our ability to generate significant revenues from our products depends on our and our collaborators’ ability to develop, market and sell our products and utilize our proprietary technology without infringing the intellectual property and other rights of any third parties. In the United States and abroad there are numerous third-party patents and patent applications that may be applied toward our proprietary technology, business processes, or developed traits, some of which may be construed as containing claims that cover the subject matter of our products or intellectual property. Because of the rapid pace of technological change, the confidentiality of patent applications in some jurisdictions (including U.S. provisional patent applications), and the fact that patent applications can take many years to issue, there may be currently pending applications that are unknown to us that may later result in issued patents upon which our products in development or proprietary technologies infringe. Similarly, there may be issued patents relevant to our products in development of which we are not aware. These patents could reduce the value of the traits we develop or the plants containing our traits or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We may not be able to obtain such a license on commercially reasonable terms. If any third-party patent or patent application covers our intellectual property or proprietary rights and we are not able to obtain a license to it, we and our collaborators may be prevented from commercializing products containing our traits.

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

On August 14, 2018, the USPTO issued a decision that resulted in termination of the interference which we appealed.  A decision on the appeal is not expected until the latter half of 2019. If the USPTO determines Arista was the later to invent, the patent in question will be assigned to Arcadia. To the contrary, if the USPTO concludes Arcadia is the later to invent, our patent application will not be granted. We believe such a ruling, in and of itself, would not preclude Arcadia from commercializing its Resistance Starch Wheat product.

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

Arcadia Biosciences, Inc.

November 7, 2018	By:	/s/ RAJENDRA KETKAR
Rajendra Ketkar
President and Chief Executive Officer

November 7, 2018	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
Chief Financial Officer