Form 10-Q
period 2019-03-31
Arcadia Biosciences, Inc.
filed 2019-05-08
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	RKDA	NASDAQ

As of May 1, 2019, the registrant had 4,777,419 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2019

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,438	$11,998
Short-term investments	7,355	9,825
Accounts receivable	79	165
Unbilled revenue	—	3
Inventories — current	187	181
Prepaid expenses and other current assets	506	704
Total current assets	18,565	22,876
Property and equipment, net	460	395
Right of use asset	2,193	—
Inventories — noncurrent	701	746
Other noncurrent assets	31	7
Total assets	$21,950	$24,024
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,062	$2,645
Amounts due to related parties	12	29
Unearned revenue — current	56	96
Operating lease liability — current	574	—
Other current liabilities	264	284
Total current liabilities	2,968	3,054
Operating lease liability — noncurrent	1,771	—
Common stock warrant liabilities	13,578	5,083
Other noncurrent liabilities	3,000	3,072
Total liabilities	21,317	11,209
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 4,777,419 and 4,774,919 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	45	45
Additional paid-in capital	191,566	191,136
Accumulated deficit	(190,978)	(178,366)
Total stockholders’ equity	633	12,815
Total liabilities and stockholders’ equity	$21,950	$24,024

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product	$107	$61
Contract research and government grants	51	153
Total revenues	158	214
Operating expenses:
Cost of product revenues	59	36
Research and development	1,505	1,396
Selling, general and administrative	2,812	2,621
Total operating expenses	4,376	4,053
Loss from operations	(4,218)	(3,839)
Other income, net	120	38
Initial loss on common stock warrant and common stock adjustment feature liabilities	—	(4,000)
Change in fair value of common stock warrant and common stock adjustment feature liabilities	(8,495)	(1,900)
Offering costs	—	(904)
Net loss before income taxes	(12,593)	(10,605)
Income tax provision	(19)	(10)
Net loss	$(12,612)	$(10,615)
Net loss per share:
Basic and diluted	$(2.64)	$(4.86)
Weighted-average number of shares used in per share calculations:
Basic and diluted	4,776,540	2,186,196
Other comprehensive loss, net of tax
Unrealized losses on available-for-sale securities	—	1
Other comprehensive loss	—	1
Comprehensive loss	$(12,612)	$(10,614)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2018	2,134,153	$42	$175,223	$(167,257)	$(1)	$8,007
Impact of adoption of Topic 606	—	—	—	2,371	—	2,371
Issuance of shares related to employee stock option exercises	44,354	—	963	—	—	963
Issuance of shares related to employee stock purchase plan	1,122	—	6	—	—	6
Issuance of shares related to Purchase Agreement	1,201,634	1	(1)	—	—	—
Issuance of placement agent warrants related to Purchase Agreement	—	—	526	—	—	526
Common stock adjustment feature	—	—	8,378	—	—	8,378
Issuance of shares related to June Offering	1,392,345	2	4,976	—	—	4,978
Offering costs related to June Offering	—	—	(912)	—	—	(912)
Issuance of placement agent warrants related to June Offering	—	—	427	—	—	427
Stock-based compensation	—	—	1,550	—	—	1,550
Issuance of shares related to reverse stock split	1,311	—	—	—	—	—
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(13,480)	—	(13,480)
Balance at December 31, 2018	4,774,919	$45	$191,136	$(178,366)	$—	$12,815
Issuance of shares related to employee stock purchase plan	2,500	—	8	—	—	8
Stock-based compensation	—	—	422	—	—	422
Net loss	—	—	—	(12,612)	—	(12,612)
Balance at March 31, 2019	4,777,419	$45	$191,566	$(190,978)	$—	$633

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,612)	$(10,615)
Adjustments to reconcile net loss to cash used in operating activities:
Initial loss on common stock warrant and common stock adjustment feature liabilities	—	4,000
Change in fair value of common stock warrant and common stock adjustment feature liabilities	8,495	1,900
Offering costs	—	904
Depreciation and amortization	34	52
Lease amortization	172	—
Gain on disposal of equipment	—	(3)
Net amortization of investment premium	(39)	(2)
Stock-based compensation	422	298
Changes in operating assets and liabilities:
Accounts receivable	86	1,179
Unbilled revenue	3	(45)
Inventories	39	21
Prepaid expenses and other current assets	197	137
Accounts payable and accrued expenses	(538)	(322)
Amounts due to related parties	(16)	(25)
Unearned revenue	(40)	(96)
Operating lease payments	(172)	—
Net cash used in operating activities	(3,969)	(2,617)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	9
Purchases of property and equipment	(88)	(33)
Purchases of investments	(6,690)	—
Proceeds from sales and maturities of investments	9,200	3,900
Net cash provided by investing activities	2,422	3,876
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants from Purchase Agreement	—	10,000
Payments of offering costs relating to Purchase Agreement	—	(932)
Payments of offering costs relating to June Offering	(16)	—
Payments of deferred offering costs	(5)	—
Proceeds from exercise of stock options and ESPP purchases	8	966
Net cash (used in) provided by financing activities	(13)	10,034
Net (decrease) increase in cash and cash equivalents	(1,560)	11,293
Cash and cash equivalents — beginning of period	11,998	9,125
Cash and cash equivalents — end of period	$10,438	$20,418
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2	$24
NONCASH INVESTING AND FINANCING ACTIVITIES:
Offering costs in accounts payable and accrued expenses at end of period	$7	$334
Deferred offering costs in accounts payable and accrued expenses at end of period	$18	$—
Common stock warrants issued to placement agent and included in offering costs related to Purchase Agreement	$—	$526
Right of use assets obtained in exchange for new operating lease liabilities	$2,328	$—
Proceeds from sale of fixed assets included in prepaid expenses and other current assets at end of period	$—	$1
Purchases of fixed assets included in accounts payable and accrued expenses	$13	$—

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

We are a consumer-driven, agricultural food ingredient company and proven leader in agricultural innovation to improve the quality and nutritional content of crops. We aim to create value across the agricultural production and supply chain beginning with enhanced crop productivity for farmers and ultimately delivering accelerated innovation in nutritional quality consumer foods.  We use state of the art gene-editing technology and advanced breeding techniques to naturally enhance the nutritional quality of grains and oilseeds to address the rapidly evolving trends in consumer health and nutrition. In addition, we have developed high value crop productivity traits designed to enhance farm economics.

In February 2012, the Company formed Verdeca LLC (“Verdeca,” see Note 5), which is jointly owned with Bioceres Crop Solutions Corp. (“Bioceres”), a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development cooperative. Verdeca, which is consolidated by the Company, was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and Verdeca in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary of Verdeca, which is a VIE. The Company evaluates its relationships with the VIEs upon the occurrence of certain significant events that affect the design, structure or other factors pertinent to the primary beneficiary determination. Interim results are not necessarily indicative of results for any other interim period or for the full fiscal year. The information included in these condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2019, the Company had an accumulated deficit of $191.0 million, cash and cash equivalents of $10.4 million and short-term investments of $7.4 million. For the three months ended March 31, 2019 and the twelve months ended December 31, 2018, the Company had net losses of $12.6 and $13.5 million, and net cash used in operations of $4.0 million and $13.6 million, respectively. The Company believes that its existing cash, cash equivalents and investments will be insufficient to meet its anticipated cash requirements for at least through March 2020, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Based on the new standard, lessees recognize lease assets and lease liabilities for leases classified as operating leases under previous GAAP and disclose qualitative and quantitative information about leasing arrangements with terms longer than 12 months. The adoption required recording right-of-use assets and corresponding lease obligation liabilities for the current operating leases. The Company has adopted ASU No. 2016-02 on January 1, 2019. See Note 7.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments address cash flow issues such as debt prepayment or debt extinguishment costs and zero-coupon debt instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments are to be applied using a retrospective transition method to each period presented. If it is impractical to retrospectively apply, it can be applied prospectively as of the earliest date practicable. The Company adopted ASU No. 2016-15 on January 1, 2019 with no material impact to the consolidated financial statements.

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

3. SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil Inventory

Raw materials costs consist primarily of seed production costs incurred by the Company’s contracted cooperators. Finished goods inventories consist of GLA oil that is available for sale. Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$41	$41
Finished goods	847	886
Inventories	$888	$927

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

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2019 and December 31, 2018, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2019
Cash equivalents:
Money market funds	$6,283	$—	$—	$6,283
Corporate securities	599	—	—	599
Commercial paper	3,044	—	—	3,044
Short-term investments:
Corporate securities	1,248	—	—	1,248
Treasury Bills	997	—	—	997
Commercial paper	5,110	—	—	5,110
Total Assets at Fair Value	$17,281	$—	$—	$17,281

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2018
Cash equivalents:
Money market funds	$9,902	$—	$—	$9,902
Commercial paper	1,345	—	—	1,345
Short-term investments:
Corporate Securities	656	—	—	656
Treasury Bills	1,195	—	—	1,195
Commercial paper	6,776	—	—	6,776
U.S. government securities	1,198	—	—	1,198
Total Assets at Fair Value	$21,072	$—	$—	$21,072

The Company did not have any investment categories that were in a continuous unrealized loss position for more than three months as of March 31, 2019. Unrealized gains and losses amounts would be included in accumulated other comprehensive income or loss; however, none were reported during the periods presented.

As of March 31, 2019, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2019.

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

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table sets forth the fair value of the Company’s financial assets as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements at March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$6,283	$—	$—	$6,283
Corporate securities	—	599	—	599
Commercial paper	—	3,044	—	3,044
Short-term investments:
Corporate securities	—	1,248	—	1,248
Treasury Bills	997	—	—	997
Commercial paper	—	5,110	—	5,110
Total Assets at Fair Value	$7,280	$10,001	$—	$17,281

	Fair Value Measurements at December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$9,902	$—	$—	$9,902
Commercial paper	—	1,345	—	1,345
Short-term investments:
Corporate Securities	—	656	—	656
Treasury Bills	1,195	—	—	1,195
Commercial paper	—	6,776	—	6,776
U.S. government securities	1,198	—	—	1,198
Total Assets at Fair Value	$12,295	$8,777	$—	$21,072

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2019 or 2018. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, short-term investments and accounts payable and accrued liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2019 and December 31, 2018 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities, which were measured and recorded on a recurring basis, consist of liabilities related to the March 2018 Purchase Agreement and the June 2018 Offering described in Note 8. The following table sets forth the establishment of these liabilities, as well as a summary of the changes in the fair value (in thousands):

	(Level 3)
(Dollars in thousands)	Common Stock Warrant Liability - Purchase Agreement	Common Stock Warrant Liability - June Offering	Total
Balance as of December 31, 2018	$2,354	$2,729	$5,083
Change in fair value	3,970	4,525	8,495
Balance as of March 31, 2019	$6,324	$7,254	$13,578

In determining the fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•

Money market funds, treasury bills, and U.S. government securities – Investments in money market funds, treasury bills, and U.S. government securities are classified within Level 1.  At March 31, 2019 and December 31, 2018 these investments were included on the consolidated balance sheets in cash and cash equivalents and short-term investments.

•

Commercial paper, corporate securities – Investments in commercial paper and corporate securities are classified within Level 2. At March 31, 2019 these investments were included on the consolidated balance sheets in cash and cash equivalents and short-term investments. At December 31, 2018, commercial paper was included on the consolidated balance sheets in short-term investments.

•

Purchase Agreement common stock warrant liability – The Company has outstanding warrants to purchase 1,282,832 shares of common stock that it issued to certain accredited investors and its placement agent on March 22, 2018 (as described in Note 8). The common stock warrants were classified as a liability within Level 3 based on the instrument’s adjustment features and a contingent cash payment feature. The estimated fair value of the common stock warrant liability was remeasured at March 31, 2019 utilizing a Black Scholes Merton Model with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

•

June 2018 Offering common stock warrant liability – The Company has outstanding warrants to purchase 1,461,962 shares of common stock that it issued to certain accredited investors on June 14, 2018 (as described in Note 8). The common stock warrants are classified as a liability within Level 3 due to a contingent cash payment feature.  The estimated fair value of the common stock warrant liability was remeasured at March 31, 2019 utilizing a Black Scholes Merton Model with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

5. Variable Interest Entity

In February 2012, the Company formed Verdeca LLC (“Verdeca”), which is equally owned with Bioceres Crop Solutions Corp. (“Bioceres”), a U.S. wholly owned subsidiary of Bioceres, S.A., an Argentine corporation. Bioceres, S.A. is an agricultural investment and development cooperative owned by approximately 300 shareholders, including some of South America’s largest soybean growers. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

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

Both the Company and Bioceres incur expenses in support of specific activities, as agreed upon by joint work plans, which apply fair market value to each partner’s activities. Unequal contributions of services are equalized by the partners through cash payments. Verdeca is not the primary obligor for these activities performed by the Company or Bioceres. Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $243,000 and $286,000, for the three months ended March 31, 2019 and 2018, respectively.

6. Collaborative Arrangements

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

7. Leases

As of March 31, 2019, the Company leases office space in Davis, CA and Phoenix, AZ, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis. The Company subleases a portion of the Davis office lease and Greenhouse to third parties. The Company does not currently have any finance leases or material leases that have not yet commenced but that create significant rights and obligations for the Company.

Some leases (the warehouse, greenhouse and the Phoenix copier) include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The exercise of lease renewal options is at the Company’s sole discretion.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Right of use asset	$2,193
Total leased assets		$2,193
Liabilities
Current - Operating	Operating lease liability-current	$574
Noncurrent - Operating	Operating lease liability-noncurrent	1,771
Total leased liabilities		$2,345

Lease Cost	Classification	For the Three Months Ended March 31, 2019
Operating lease cost	SG&A and R&D Expenses	$175
Short term lease cost(1)	R&D Expenses	48
Sublease income(2)	SG&A and R&D Expenses	(15)
Net lease cost		$208

(1)	Short term lease cost consists of field trial lease agreements with a lease term of 12 months or less.
(2)	Sublease income is recorded as a credit to lease expense.

Lease Term and Discount Rate	For the Three Months Ended March 31, 2019
Weighted-average remaining lease term (years)	2.6
Weighted-average discount rate	7%

8. Private Placement and Registered Direct Offering

Private Placement

On March 22, 2018, the Company issued 300,752 shares of its common stock (“Common Stock”) and warrants to purchase up to 300,752 shares of Common Stock with an initial exercise price equal to $45.75 (the “March 2018 Warrants”), in a private placement (the “March 2018 Private Placement”) in accordance with a securities purchase agreement (the “the March 2018 Purchase Agreement”) entered into with certain institutional and accredited investors (collectively, the “Purchasers”) on March 19, 2018. The number of shares of Common Stock, the number and exercise price of the March 2018 Warrants issued to the Purchasers were subject to adjustments as provided in the March 2018 Purchase Agreement.  The March 2018 Warrants are immediately exercisable, subject to certain ownership limitations, and expire five years after the date of issuance.

Following the adjustments as provided in the March 2018 Purchase Agreement, the number of shares issued to the Purchasers was 1,201,636, the total number of shares issuable upon exercise of the March 2018 Warrants was 1,282,832 and the per share exercise price of the March 2018 Warrants was $10.7258. These condensed consolidated financial statements reflect these additional issuances.

The aggregate net proceeds received by the Company from the March 2018 Private Placement was $8.7 million, consisting of gross proceeds of $10.0 million less offering costs of $1.3 million. The Company entered into the March 2018 Private Placement to secure additional capital to strengthen its cash resources required to launch its new health and nutrition ingredient product commercialization and production scale-up plans, as well as to continue the deregulation and commercialization of its stress tolerant HB4 soybean trait. More specifically, net proceeds have been and will continue to be used for working capital to fund the continued introgression of quality ingredient traits into elite germ plasm, additional seed bulk-up, increased planting acreage, consumer brand development and a number of other pre-commercialization and commercialization activities.

The adjustment feature for the Common Stock and the March 2018 Warrants were determined to be liabilities based on each instrument’s adjustment features and the contingent cash payment feature of the common stock warrants. The liabilities were accounted for at their respective fair values at inception using a Monte Carlo simulation model with the following assumptions: volatility of 100 percent, stock price of $32.52 and risk-free rate of 2.63%. At inception, the fair values of the Common Stock adjustment feature and the March 2018 Warrant liabilities were $3.8 million and $10.2 million, respectively. As the combined value of the liabilities exceeded the $10.0 million of proceeds, no value was assigned to the Common Stock issued and an initial loss of $4.0 million was recognized. The liabilities are marked-to-market and were valued at $15.9 million at March 31, 2018, resulting in an additional loss of $1.9 million in the first quarter of 2018.

In May 2018, following the March 2018 Private Placement’s final adjustment, the terms of the March 2018 Warrants and the number of Common Stock shares issuable in the March 2018 Private Placement became known and fixed. As a result, the common stock adjustment feature liability was marked-to-market and valued at $8.4 million at May 7, 2018, resulting in an additional loss of $2.4 million recognized in the second quarter of 2018. The Company subsequently reclassified the Common Stock adjustment feature liability’s balance of $8.4 million to stockholders’ equity. The March 2018 Warrant liability was marked-to-market and valued at $6.3 million at March 31, 2019, resulting in expense of $4.0 million recognized in the first quarter of 2019 as the contingent cash payment feature was still in effect.

Offering Costs

In connection with the March 2018 Private Placement, the Company paid to a placement agent an aggregate fee equal to $850,000.  The Company also granted warrants to purchase a total of 15,038 shares of common stock (the “March 2018 Placement Agent Warrants”) that have an exercise price per share equal to $41.5625 and a term of five years. The March 2018 Placement Agent Warrants were issued for services performed by the placement agent as part of the March 2018 Private Placement and were treated as offering costs.  The value of the March 2018 Placement Agent Warrants was determined to be $526,000 using the Black-Scholes Merton Model (the “Black-Scholes Model”) with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $458,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the March 2018 Private Placement. The offering costs, inclusive of the March 2018 Placement Agent Warrants, totaled $1.8 million, all of which was expensed in 2018.

Registered Direct Offering

On May 11, 2018, the Company filed a shelf Registration Statement on Form S-3 with the SEC which was declared effective on June 8, 2018. This registration statement allows the Company to sell any combination of Common Stock, preferred stock, warrants and units consisting of such securities in one or more offerings from time to time having an aggregate initial offering price of $50 million.

On June 11, 2018, the Company entered into agreements with several institutional and accredited investors (the “June 2018 Purchase Agreement”) for the purchase of 1,392,345 shares of its common stock at a purchase price of $9.93 per share for gross proceeds of $13.8 million (the “June 2018 Offering”). The 1,392,345 shares of Common Stock sold in the June 2018 Offering were issued pursuant to a prospectus, dated June 8, 2018, and a prospectus supplement dated June 11, 2018, in connection with a takedown from the Company’s shelf Registration Statement on Form S-3. The June 2018 Offering closed on June 14, 2018.

Additionally, in a concurrent private placement (the “June 2018 Private Placement”), the Company issued to the investors unregistered warrants to purchase up to 1,392,345 shares of Common Stock at a purchase price per warrant of $0.125, for gross proceeds of $174,000 (the “June 2018 Warrants”). The June 2018 Warrants, and the shares of Common Stock underlying the June 2018 warrants, have not been registered with the SEC and have an exercise price of $9.94 per share. Subject to certain ownership limitations, the June 2018 Warrants are exercisable upon issuance and expire five and one-half years after the date of issuance.

The aggregate net proceeds received by the Company for the June 2018 Offering were $12.8 million, consisting of gross proceeds of $14.0 million less offering costs of $1.2 million. The Company has used and intends to continue to use the net proceeds from this offering for general corporate purposes, including, but not limited to, scale-up of its GoodWheatTM Resistant Starch wheat production, early commercialization activities, continued research and development activities and for general and administrative expenses.

The June 2018 Warrants were determined to be a liability as they have a contingent cash payment feature. The June 2018 Warrants were accounted for at their fair value at inception using the Black Scholes Model with the following assumptions: volatility of 108 percent, stock price of $8.20 and risk-free rate of 2.83%.  At inception, the fair value of the June 2018 Warrants was $9.0 million and the remaining $5.0 million of the $14.0 million of proceeds was allocated to the Common Stock using the residual method and accounted for as stockholders’ equity. The June 2018 Warrants were marked-to-market and valued at $7.3 million at March 31, 2019, resulting in expense of $4.5 million recognized in the first quarter of 2019.

Offering Costs

In connection with the June 2018 Offering, the Company paid to a placement agent an aggregate fee equal to $980,000.  The Company also granted warrants to purchase a total of 69,617 shares of common stock (“June 2018 Placement Agent Warrants”) that have an exercise price per share equal to $12.568 and a term of five years. The June 2018 Placement Agent Warrants were issued for services performed by the placement agent as part of the June 2018 Offering and were treated as offering costs. The value of the June 2018 Placement Agent Warrants was determined to be $427,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $226,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the June 2018 Offering. The offering costs, inclusive of the June 2018 Placement Agent Warrants, totaled $1.6 million and allocated to the June 2018 Warrants and the Common Stock using their relative fair values. A total of $721,000 was allocated to the June 2018 Warrants which was expensed in 2018. The remaining $912,000 was allocated to the common stock and offset to additional paid in capital.

9. Stock-Based Compensation and Warrants

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

As of March 31, 2019, a total of 538,953 shares of common stock were reserved for issuance under the 2015 Plan, of which 65,872 shares of common stock are available for future grant. As of March 31, 2019, a total of 62,162 and 473,081 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2018	530,044	$35.53	$—
Options granted	7,500	3.57
Options exercised	—	—
Options forfeited	(1,287)	4.33
Options expired	(1,014)	$24.78
Outstanding — Balance at March 31, 2019	535,243	$35.13	$637
Vested and expected to vest — March 31, 2019	526,131	$35.47	$623
Exercisable —March 31, 2019	231,086	$60.40	$182

As of March 31, 2019, there was $0.9 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.9 years.

The fair value of stock option awards to executives and other service providers was estimated at the date of grant using the Black-Scholes Model with the following weighted-average assumption. There were 7,500 and 10,000 options granted during the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	2018
Expected term (years)	2.58	6.25
Expected volatility	133%	100%
Risk-free interest rate	2.55%	2.73%
Dividend yield	—	—

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations.   The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2019, the number of shares of common stock reserved for future issuance under the ESPP is 108,864. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of March 31, 2019, 9,353 shares had been issued under the ESPP. The Company recorded $4,300 and $1,200 of compensation expense for the three months ended March 31, 2019 and 2018, respectively.

Warrants

As of March 2019, the Company has 2,821,144 common stock warrants outstanding with a weighted average exercise price of $18.15. The expiration of the warrants ranges from April 2019 to June 2023.

On December 2013, the Company issued warrants to Mahyco International to purchase 3,784 shares of common stock, exercisable as of the issuance date, at an exercise price of $330.40 per share. These warrants expired on December 11, 2018.

In connection with the Series D preferred stock financing in the first half of 2014, the Company issued warrants, exercisable as of the issuance date, to the Series D preferred stock investors to purchase an aggregate of 61,397 shares of common stock at an exercise price of $363.20 per share and to the placement agents to purchase 1,674 shares of common stock at $268.80. Of the 61,397 warrants issued to the investors, 1,759 expired on March 28, 2019 and the remaining 59,638 expire in the second quarter of 2019, along with those issued to the placement agents.

As of March 2019, 1,297,870 common stock warrants are outstanding that were issued in the March 2018 Private Placement. The final exercise price for these warrants is $10.7258 as adjusted in accordance with the March 2018 Purchase Agreement’s adjustment provisions.  See Note 8.

As of March 2019, 1,461,962 common stock warrants are outstanding in accordance with the June 2018 Offering. Of the total, 1,392,345 shares have a purchase price of $9.94 and the remaining 69,617 common stock warrants have an exercise price of $12.568. See Note 8.

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

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was -0.1% and -0.2% for the three months ended March 31, 2019 and 2018, respectively. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

The Company may have experienced an ownership change under IRC Section 382 as a result of the common shares issued in connection with the March 2018 Purchase Agreement or in the June 2018 Offering. Such an ownership change may limit the Company’s ability to utilize its net operating loss carryforwards prior to expiration. Given the full valuation allowance, such a limitation would not impact the deferred tax asset balance as currently recorded.

As of March 31, 2019, there have been no material changes to the Company’s uncertain tax positions.

11. Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs, thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. As of March 31, 2019, the Company continues to pursue three development programs using this technology and believes that the contingent liability is probable. As a result, $3.0 million remains on the Condensed Consolidated Balance Sheet as an other noncurrent liability.

12. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As of March 31, 2019, all potentially dilutive common shares were determined to be anti-dilutive after evaluation.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	535,243	252,554
Warrants to purchase common stock	2,821,144	382,645
Total	3,356,387	635,199

13. Related-Party Transactions

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $12,000 and $29,000 as of March 31, 2019 and December 31, 2018, respectively, and are included in the Condensed Consolidated Balance Sheets as amounts due to related parties.

14. Subsequent Events

The Company has reviewed and evaluated subsequent events through May 8, 2019, the date the condensed consolidated financial statements were available to be issued.

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

In 2018, we launched our GoodWheat™ brand, a non-genetically modified (non-GM) portfolio of wheat products that enables food manufacturers to differentiate their consumer-facing brands. The brand launch is a key element of the company’s go-to-market strategy to achieve greater value for its innovations by participating in downstream consumer revenue opportunities. Arcadia designed the brand to make an immediate connection with consumers that products made with GoodWheat™ meet their demands for healthier wheat options that also taste great. The GoodWheat™ brand encompasses Arcadia’s current and future non-GM wheat portfolio of high fiber Resistant Starch (RS) and Reduced Gluten wheat varieties, as well as future wheat innovations. In October 2018, the U.S. Patent and Trademark Office granted Arcadia a patent for extended shelf life wheat, the newest trait in our non-genetically modified (non-GM) GoodWheat™ portfolio. This new trait was designed to promote whole wheat consumption by improving the shelf life and taste of whole grain wheat products.

We expect to market GoodWheat™ products in the latter part of this year. Increased fiber consumption is well recognized as a way to improve gut health and to control excessive weight gain. Concurrently, we are developing three additional wheat varieties, a reduced gluten wheat, an extended shelf life wheat and a superior yielding wheat. In the American diet, each day more than 500 calories come from wheat products, 25 percent of the FDA’s recommended daily caloric intake for a woman and 20 percent for a man. We believe these varieties have broad application in the global wheat market which is estimated by the USDA (US Department of Agriculture) to be 758 million metric tons for the 2017/2018 production year, which roughly equates to $208 billion farm gate value (i.e. market value net of selling costs).

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

Regardless of the timing and degree of commercial success of our historical GM traits, the technical achievements they represent has established the company as a world-class plant transformation organization.

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

Our commercial strategy is to migrate forward in the ag-food supply chain from the farmer and seed company to the consumer food company. Due to our early stage focus on the development of abiotic stress traits, we have historically been commercially aligned with farmers and seed companies. However, by also establishing commercial relationships with consumer food companies and developing consumer brand awareness of our high value premium ingredients, we expect to be better positioned to garner a greater share of our product’s value proposition. Consumer food companies are looking to simplify their food ingredient formulations and consumer are demanding “clean labeling” in their foods, paying more for foods having fewer artificial ingredients and more natural, recognizable and healthy ingredients. A 2017 survey by PR agency Ingredient Communications found that 73 percent of consumers are happy to pay a higher retail price for a food or drink product made with ingredients they recognize. Because we increase nutrient density directly in the primary grains and oils, we provide the mechanism for food formulation simplification naturally, cost effectively and in a time-frame to meet evolving consumer demands. Our branding strategy is to link consumer’s health and nutrition appreciation with the nutrients we source directly from the farm, enabling us to share premium economics throughout the ag-food supply chain.

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

We have never been profitable and had an accumulated deficit of $191.0 million as of March 31, 2019. We incurred net losses of $12.6 million and $10.6 million for the three months ended March 31, 2019 and 2018, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds or ingredients incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need additional funding to support our operating activities.

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

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product revenues, licensing agreements, contract research agreements, and government grants. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. Over the next six to 15 months, we expect these revenues to decline as our current contract research agreements and government grant projects conclude and not replaced. Concurrently, as we introduce our new nutritional ingredient traits and products to the market, we expect revenues to increase from such activities. Furthermore, with the implementation of ASC Topic 606, future license revenues will no longer include the amortization of deferred up-front license fees from existing license agreements.

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

Initial Loss on Common Stock Warrant and Common Stock Adjustment Feature Liabilities

Initial loss on common stock warrant and common stock adjustment feature liabilities is comprised of the loss associated with the initial recognition of the common stock warrant and common stock adjustment feature liabilities associated with the March 2018 Private Placement at their respective fair values.

Change in the Estimated Fair Value of Common Stock Warrant and Common Stock Adjustment Feature Liabilities

Change in the estimated fair value of common stock warrant liabilities and common stock adjustment feature liability is comprised of the fair value remeasurement of the liabilities associated with the March 2018 Private Placement and the June 2018 Private Placement.

Offering Costs

Offering costs consists of the costs incurred with the issuance of Common Stock and the March 2018 Warrants in connection with the March 2018 Private Placement. Also included are costs incurred with the June 2018 Offering and June 2018 Private Placement that have been allocated to the common stock warrant liability. Costs include placement agent, legal, advisory, accounting and filing fees.

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of March 31, 2019 and 2018. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
	(In thousands except percentage)
Revenues:
Product	$107	$61	$46	75%
Contract research and government grants	51	153	(102)	(67)%
Total revenues	158	214	(56)	(26)%
Operating expenses:
Cost of product revenues	59	36	23	64%
Research and development	1,505	1,396	109	8%
Selling, general and administrative	2,812	2,621	191	7%
Total operating expenses	4,376	4,053	323	8%
Loss from operations	(4,218)	(3,839)	(379)	(10)%
Other income, net	120	38	82	216%
Initial loss on common stock warrant and common stock adjustment feature liability	—	(4,000)	4,000	(100)%
Change in fair value of common stock warrant liabilities and common stock adjustment feature liability	(8,495)	(1,900)	(6,595)	347%
Offering costs	—	(904)	904	(100)%
Net loss before income taxes	(12,593)	(10,605)	(1,988)	(19)%
Income tax provision	(19)	(10)	(9)	(90)%
Net loss	$(12,612)	$(10,615)	$(1,997)	(19)%

Revenues

Product revenues accounted for 68% and 29% of our total revenues in the three months ended March 31, 2019 and 2018, respectively. Our product revenues from sales of our SONOVA products increased by $46,000, or 75%, in the quarter-to-quarter comparison, due to the timing of orders.

Contract research and government grant revenues accounted for 32% and 71% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. Our contract research and government grant revenues decreased by $102,000, or 67%, in the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily driven by the completion of agreements and grants during 2018, as well as less activity for existing grants. Contract research and government grant revenues can vary from year-to-year depending on the timing of contract research projects and the completion of services provided, and the timing of eligible research and development expenses. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. We expect these revenues to continue to decline as our current contract research agreements and government grant projects conclude and are not replaced.

Cost of Product Revenues

Cost of product revenues increased by $23,000, or 64%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This was due to increased product revenues this year.

Research and Development

Research and development expenses increased by $109,000, or 8%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by the timing of expenses relating to Verdeca, partially offset by lower employee-related expenses.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses increased by $191,000, or 7%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by higher employee expenses due to the establishment of the commercial development team. We expect SG&A expenses to continue to increase as we hire additional personnel.

Other Income, Net

Other income, net, of $120,000 for the three months ended March 31, 2019 was an increase of $82,000, or 216%, in income when compared to other income for the three months ended March 31, 2018. The increase was primarily related to the higher investment balance in 2019.

Initial Loss on Common Stock Warrant and Common Stock Adjustment Feature Liabilities

Initial loss on common stock warrant and common stock adjustment feature liabilities of $4.0 million is comprised of the non-cash loss associated with the initial recognition of the March 2018 Warrants and Common Stock adjustment feature liabilities associated with the March 2018 Private Placement at estimated fair values of $10.2 million and $3.8 million, respectively. The combined fair value of $14 million less $10 million of proceeds yields the $4.0 million initial loss. There was no such loss in the first quarter of 2019.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities and Common Stock Adjustment Feature Liability

Change in the estimated fair value of $8.5 million for the three months ended March 31, 2019 includes the fair value remeasurement of the March 2018 Warrants issued with the March 2018 Purchase Agreement and the June 2018 Offering. The estimated fair value of the March 2018 Warrants increased by $4.0 million and the estimated fair value of the June 2018 Offering Warrants increased by $4.5 million, both driven by the increase in the Company’s stock price. Change in the estimated fair value of $1.9 million for the three months ended March 31, 2018 includes the fair value remeasurement of the March 2018 Warrants and the Common Stock adjustment feature associated with the March 2018 Purchase Agreement. The estimated fair value of the common stock adjustment feature increased by $2.2 million and the estimated fair value of the common stock warrants decreased by $300,000. See Note 8.

Offering Costs

There were no offering costs expensed in the three months ended March 31, 2019. Offering costs for the three months ended March 31, 2018 of $904,000 was comprised of placement agent fees, placement agent warrants, advisory fees, legal and accounting fees and registration filing fees related to the June 2018 Private Placement and June 2018 Offering.

Income Tax Provision

Income tax provision of $19,000 for the three months ended March 31, 2019 was consistent with the $10,000 recorded for three months ended March 31, 2018.

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

Liquidity, Capital Resources, and Going Concern

We have funded our operations primarily with the net proceeds from our initial public offering and private placements of equity and debt securities, as well as proceeds from the sale of our SONOVA products and payments under license agreements, contract research agreements, and government grants. Our principal use of cash is to fund our operations, which are primarily focused on progressing our agricultural yield and product quality seed traits through the regulatory process and to commercialization. This includes replicating field trials, coordinating with our partners on their development programs, and collecting, analyzing, and submitting field trial data to regulatory authorities. As of March 31, 2019, we had cash and cash equivalents of $10.4 million and short-term investments of $7.4 million. For the three months ended March 31, 2019 and the twelve months ended December 31, 2018, the Company had net losses of $12.6 and $13.5 million, and net cash used in operations of $4.0 million and $13.6 million, respectively. The majority of the loss in the first quarter of 2019 was due to the warrant $8.5 million non-cash expense resulting from the quarterly remeasurement of the common stock warrant liabilities.

As is disclosed in Note 8, the Company has obtained funding through two separate arrangements during the first half of 2018. On March 19, 2018, the Company entered into securities purchase agreements with institutional investors in connection with a private placement of common stock and warrants in the amount of $10 million, exclusive of any related transaction fees. On June 11, 2018, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $14 million, exclusive of any related transaction fees.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(3,969)	$(2,617)
Investing activities	2,422	3,876
Financing activities	(13)	10,034
Net (decrease) increase in cash	$(1,560)	$11,293

Cash used in operating activities

Cash used in operating activities for the three months ended March 31, 2019 was $4.0 million. Our net loss of $12.6 million, operating lease payments of $172,000 and adjustments in our working capital accounts of $269,000 were partially offset by the non-cash charges of the change in fair value of common stock warrant liabilities and common stock adjustment feature liability of $8.5 million, $422,000 for stock-based compensation, $172,000 of lease amortization and $34,000 for depreciation and amortization.

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

Cash provided by investing activities

Cash provided by investing activities for the three months ended March 31, 2019 consisted of $6.7 million in purchases of short-term investments and $88,000 in purchases of property and equipment, which were offset by $9.2 million in proceeds from sales and maturities of investments.

Cash provided by investing activities for the three months ended March 31, 2018 consisted of $3.9 million in proceeds from maturities of investments and $9,000 from the sale of equipment, which was offset by $33,000 in purchases of property and equipment.

Cash provided by (used in) financing activities

Cash used in financing activities for the three months ended March 31, 2019 consisted of $16,000 of payments of offering costs relating to the June 2018 Offering and $5,000 of payments of deferred offering costs. Proceeds from the purchase of ESPP shares totaled $8,000.

Cash provided in financing activities for the three months ended March 31, 2018 consisted of proceeds from the issuance of stock and warrants relating to March 2018 Private Placement totaling $10.0 million, partially offset by $932,000 of offering costs paid during the quarter.  Proceeds from the exercise of stock options and purchase of ESPP shares totaled $966,000.

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

We consider our critical accounting policies and estimates to be revenue recognition, inventories, income taxes, the liabilities relating to the March 2018 Purchase Agreement and the June 2018 Offering, and stock-based compensation. See Notes 4 and 8 for the estimates made in connection with the securities purchase agreements executed during the first six months of 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

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

Arcadia Biosciences, Inc.

May 8, 2019	By:	/s/ RAJENDRA KETKAR
Rajendra Ketkar
President and Chief Executive Officer

May 8, 2019	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
Chief Financial Officer