Form 10-Q
period 2019-09-30
Arcadia Biosciences, Inc.
filed 2019-11-06
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	RKDA	NASDAQ CAPITAL MARKET

As of November 4, 2019, the registrant had 8,646,149 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2019

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$20,541	$11,998
Short-term investments	10,355	9,825
Accounts receivable	127	165
Unbilled revenue	—	3
Inventories — current	1,843	181
Prepaid expenses and other current assets	740	704
Total current assets	33,606	22,876
Property and equipment, net	1,283	395
Right of use asset	1,911	—
Inventories — noncurrent	495	746
Other noncurrent assets	7	7
Total assets	$37,302	$24,024
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,016	$2,645
Amounts due to related parties	28	29
Notes payable - current	24	—
Unearned revenue — current	80	96
Operating lease liability — current	609	—
Other current liabilities	266	284
Total current liabilities	6,023	3,054
Notes payable — noncurrent	113	—
Operating lease liability — noncurrent	1,450	—
Common stock warrant liabilities	12,483	5,083
Other noncurrent liabilities	3,000	3,072
Total liabilities	23,069	11,209
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 8,646,149 and 4,774,919 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	49	45
Additional paid-in capital	214,423	191,136
Accumulated deficit	(200,928)	(178,366)
Total Arcadia Biosciences stockholders’ equity	13,544	12,815
Non-controlling interest	689	—
Total stockholders' equity	14,233	12,815
Total liabilities and stockholders’ equity	$37,302	$24,024

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product	$216	$144	$485	$393
License	17	10	17	100
Contract research and government grants	159	216	251	527
Total revenues	392	370	753	1,020
Operating expenses:
Cost of product revenues	177	124	324	431
Research and development	1,931	1,334	5,387	4,524
Selling, general and administrative	4,477	3,011	10,434	8,581
Total operating expenses	6,585	4,469	16,145	13,536
Loss from operations	(6,193)	(4,099)	(15,392)	(12,516)
Interest expense	(3)	—	(3)	—
Other income, net	119	134	339	266
Initial loss on common stock warrant and common stock adjustment feature liabilities	—	—	—	(4,000)
Change in fair value of common stock warrant and common stock adjustment feature liabilities	(7,777)	8,421	(6,790)	5,986
Offering costs	(336)	(1)	(702)	(2,544)
Net (loss) income before income taxes	(14,190)	4,455	(22,548)	(12,808)
Income tax benefit (provision)	3	(5)	(14)	(26)
Net (loss) income	$(14,187)	$4,450	$(22,562)	$(12,834)
Net (loss) income per share:
Basic and diluted	$(2.04)	$0.93	$(4.03)	$(3.74)
Weighted-average number of shares used in per share calculations:
Basic and diluted	6,942,612	4,774,732	5,596,545	3,427,799
Other comprehensive income, net of tax
Unrealized losses on available-for-sale securities	(1)	(2)	—	(1)
Other comprehensive loss	(1)	(2)	—	(1)
Comprehensive (loss) income	$(14,188)	$4,448	$(22,562)	$(12,835)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2018	2,134,153	$42	$175,223	$(167,257)	$(1)	$—	$8,007
Impact of adoption of Topic 606	—	—	—	2,371	—	—	2,371
Issuance of shares related to employee stock option exercises	44,354	—	963	—	—	—	963
Issuance of shares related to employee stock purchase plan	1,122	—	6	—	—	—	6
Issuance of shares related to Purchase Agreement	1,201,634	1	(1)	—	—	—	—
Issuance of placement agent warrants related to Purchase Agreement	—	—	526	—	—	—	526
Common stock adjustment feature	—	—	8,378	—	—	—	8,378
Issuance of shares related to June 2018 Offering	1,392,345	2	4,976	—	—	—	4,978
Offering costs related to June 2018 Offering	—	—	(912)	—	—	—	(912)
Issuance of placement agent warrants related to June 2018 Offering	—	—	427	—	—	—	427
Stock-based compensation	—	—	1,550	—	—	—	1,550
Issuance of shares related to reverse stock split	1,311	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1	—	1
Net loss	—	—	—	(13,480)	—	—	(13,480)
Balance at December 31, 2018	4,774,919	$45	$191,136	$(178,366)	$—	$—	$12,815
Issuance of shares related to employee stock purchase plan	8,536	—	18	—	—	—	18
Issuance of shares related to employee stock option exercises	546	—	3	—	—	—	3
Issuance of shares related to June 2019 Offering	1,489,575	2	3,301	—	—	—	3,303
Offering costs related to June 2019 Offering	—	—	(487)	—	—	—	(487)
Issuance of placement agent warrants related to June 2019 Offering	—	—	198	—	—	—	198
Issuance of shares related to the exercise of warrants issued with the June 2019 offering	1,053,745	1	5,268	—	—	—	5,269
Reclassification of common stock warrant liability balance with exercise	—	—	7,016	—	—	—	7,016
Issuance of shares related to September 2019 Offering	1,318,828	1	6,570	—	—	—	6,571
Offering costs related to September 2019 Offering	—	—	(796)	—	—	—	(796)
Issuance of placement agent warrants related to September 2019 Offering	—	—	326	—	—	—	326
Stock-based compensation	—	—	1,870	—	—	—	1,870
Non-controlling interest contributions	—	—	—	—	—	689	689
Net loss	—	—	—	(22,562)	—	—	(22,562)
Balance at September 30, 2019	8,646,149	$49	$214,423	$(200,928)	$—	$689	$14,233

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,562)	$(12,834)
Adjustments to reconcile net loss to cash used in operating activities:
Initial loss on common stock warrant and common stock adjustment feature liabilities	—	4,000
Change in fair value of common stock warrant and common stock adjustment feature liabilities	6,790	(5,986)
Offering costs	702	2,544
Depreciation and amortization	133	123
Lease amortization	530	—
Gain (Loss) on disposal of equipment	1	(3)
Net amortization of investment premium	(121)	(115)
Stock-based compensation	1,870	998
Changes in operating assets and liabilities:
Accounts receivable	38	1,038
Unbilled revenue	3	(164)
Inventories	(1,411)	301
Prepaid expenses and other current assets	(36)	(334)
Accounts payable and accrued expenses	2,425	(142)
Amounts due to related parties	(1)	(11)
Unearned revenue	(16)	(351)
Other current liabilities	3	—
Operating lease payments	(534)	—
Net cash used in operating activities	(12,186)	(10,936)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1	10
Purchases of property and equipment	(878)	(89)
Purchases of investments	(18,458)	(22,871)
Proceeds from sales and maturities of investments	18,050	8,950
Net cash used in investing activities	(1,285)	(14,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants from June 2019 Offering	7,500	—
Payments of offering costs relating to June 2019 Offering	(663)	—
Proceeds from issuance of common stock and warrants from September 2019 Offering	10,000	—
Payments of offering costs relating to September 2019 Offering	(776)	—
Proceeds from issuance of common stock and warrants from Purchase Agreement	—	10,000
Payments of offering costs relating to Purchase Agreement	—	(1,308)
Proceeds from issuance of common stock and warrants from June 2018 Offering	—	14,000
Payments of offering costs relating to June 2018 Offering	(24)	(1,181)
Principal payments on notes payable	(2)	—
Proceeds from exercise of warrants	5,269	—
Proceeds from exercise of stock options and ESPP purchases	21	969
Capital contributions received from non-controlling interest	689	—
Net cash provided by financing activities	22,014	22,480
Net increase (decrease) in cash and cash equivalents	8,543	(2,456)
Cash and cash equivalents — beginning of period	11,998	9,125
Cash and cash equivalents — end of period	$20,541	$6,669
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2	$24
NONCASH INVESTING AND FINANCING ACTIVITIES:
Offering costs in accounts payable and accrued expenses at end of period	$21	$—
Common stock warrants issued to placement agent and included in offering costs related to Purchase Agreement	$—	$526
Common stock warrants issued to placement agent and included in offering costs related to June 2018 Offering	$—	$239
Common stock warrants issued to placement agent and included in offering costs related to June 2019 Offering	$86	$—
Common stock warrants issued to placement agent and included in offering costs related to September 2019 Offering	$95	$—
Reclassification of common stock warrant liability balance with warrant exercises	$7,016	$—
Reclassification of common stock adjustment feature liability balance	$—	$8,378
Right of use assets obtained in exchange for new operating lease liabilities	$2,328	$—
Fixed assets acquired with notes payable	$139	$—
Purchases of fixed assets included in accounts payable and accrued expenses	$6	$—

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

We develop and market high-value food ingredients and nutritional oils that help meet consumer demand for a healthier diet. We aim to create value across the agricultural production and supply chain beginning with enhanced crop productivity for farmers and ultimately delivering accelerated innovation in nutritional quality consumer foods.  We use state of the art gene-editing technology and advanced breeding techniques to naturally enhance the nutritional quality of grains and oilseeds to address the rapidly evolving trends in consumer health and nutrition. In addition, we have developed high value crop productivity traits designed to enhance farm economics and have expanded to optimize and standardize the cannabis plant’s content, quality, resiliency and yield.

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

On August 9, 2019, the Company entered into a joint venture agreement with Legacy Ventures Hawaii, LLC (“Legacy,” see Note 6) to grow, extract, and sell hemp products. The new partnership, Archipelago Ventures Hawaii, LLC (“Archipelago”), combines the Company’s extensive genetic expertise and resources with Legacy’s experience in hemp extraction and sales.

Reverse Stock Split

In January 2018, the Company’s board of directors and its shareholders approved a reverse split of 1:20 on the Company’s issued and outstanding common stock which became effective on January 23, 2018. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. The reverse stock split did not change the total number of authorized shares of common stock which remained at one hundred and fifty million shares.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiary and joint venture, Archipelago, in which the Company has a controlling interest.

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

For all periods presented, the Company has determined that it has a controlling interest in Archipelago. The Company has determined that it is the primary beneficiary of the joint venture. Accordingly, the Company consolidates the entity in the condensed consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago.

The information included in these condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019.

Liquidity and Capital Resources

As of September 30, 2019, the Company had an accumulated deficit of $200.9 million, cash and cash equivalents of $20.5 million and short-term investments of $10.4 million. For the nine months ended September 30, 2019 and the twelve months ended December 31, 2018, the Company had net losses of $22.6 and $13.5 million, and net cash used in operations of $12.2 million and $13.6 million, respectively.

With cash and cash equivalents of $20.5 million and short-term investments of $10.4 million as of September 30, 2019, the Company believes that it currently has sufficient cash to fund its operations for at least the look forward period of 12 months from the issuance of these condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent on its future ability to generate profitable operations and its ability to obtain additional debt or equity financing, as necessary.

The Company may seek to raise additional funds through debt or equity financings. The Company may also consider entering into additional partner arrangements. The sale of additional equity would result in dilution to the Company’s stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for additional operating and financing covenants that could restrict operations. If the Company does require additional funds and is unable to secure adequate additional funding at terms agreeable to the Company, the Company may be forced to reduce spending, extend payment terms with suppliers, liquidate assets, or suspend or curtail planned development programs or operations. Any of these actions could materially harm the business, results of operations and financial condition.

2. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). Based on the new standard, lessees recognize lease assets and lease liabilities for leases classified as operating leases under previous GAAP and disclose qualitative and quantitative information about leasing arrangements with terms longer than 12 months. The adoption required recording right-of-use assets and corresponding lease obligation liabilities for the current operating leases. The Company adopted ASU No. 2016-02 on January 1, 2019. See Note 8.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments address cash flow issues such as debt prepayment or debt extinguishment costs and zero-coupon debt instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments are to be applied using a retrospective transition method to each period presented. If it is impractical to retrospectively apply, it can be applied prospectively as of the earliest date practicable. The Company adopted ASU No. 2016-15 on January 1, 2019 with no material impact to the condensed consolidated financial statements.

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

3. Inventory

Raw materials costs consist primarily of SONOVA® Gamma Linolenic Acid (“GLA”) Safflower Oil seed production costs incurred by the Company’s contracted cooperators. Goods in process costs consist of GoodWheatTM seed and grain production costs incurred primarily by the Company’s contracted cooperators. Finished goods inventories consist of GLA oil and GoodWheatTM seed and grain that is available for sale. Inventory-current is comprised of the total of Goods in process plus a portion GLA oil within Finished Goods, which the Company anticipates to sell within 12 months. The remaining is recorded in Inventory-noncurrent. Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$41	$41
Goods in process	479	—
Finished goods	1,818	886
Inventories	$2,338	$927

4. Investments and Fair Value of Financial Instruments

Available-for-Sale Investments

The Company classified short-term investments as “available-for-sale.” These short-term investments are free of trading restrictions. The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholder’s equity in the Condensed Consolidated Balance Sheets. Gains and losses are recognized when realized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2019 and December 31, 2018, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2019
Cash equivalents:
Money market funds	$16,188	$—	$—	$16,188
Corporate securities	1,200	—	—	1,200
Commercial paper	2,246	—	—	2,246
Short-term investments:
Corporate securities	2,650	—	—	2,650
Treasury bills	1,488	—	—	1,488
Commercial paper	6,217	—	—	6,217
Total Assets at Fair Value	$29,989	$—	$—	$29,989

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2018
Cash equivalents:
Money market funds	$9,902	$—	$—	$9,902
Commercial paper	1,345	—	—	1,345
Short-term investments:
Corporate Securities	656	—	—	656
Treasury Bills	1,195	—	—	1,195
Commercial paper	6,776	—	—	6,776
U.S. government securities	1,198	—	—	1,198
Total Assets at Fair Value	$21,072	$—	$—	$21,072

The Company did not have any investment categories that were in a continuous unrealized loss position for more than three months as of September 30, 2019. Unrealized gains and losses amounts would be included in accumulated other comprehensive income or loss; however, none were reported during the periods presented.

As of September 30, 2019, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2019.

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

•	Level 3 inputs are unobservable inputs for the asset or liability.

The following table sets forth the fair value of the Company’s financial assets as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements at September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$16,188	$—	$—	$16,188
Corporate securities	—	1,200	—	1,200
Commercial paper	—	2,246	—	2,246
Short-term investments:
Corporate securities	—	2,650	—	2,650
Treasury bills	1,488	—	—	1,488
Commercial paper	—	6,217	—	6,217
Total Assets at Fair Value	$17,676	$12,313	$—	$29,989

	Fair Value Measurements at December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$9,902	$—	$—	$9,902
Commercial paper	—	1,345	—	1,345
Short-term investments:
Corporate Securities	—	656	—	656
Treasury Bills	1,195	—	—	1,195
Commercial paper	—	6,776	—	6,776
U.S. government securities	1,198	—	—	1,198
Total Assets at Fair Value	$12,295	$8,777	$—	$21,072

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2019 or 2018. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, short-term investments and accounts payable and accrued liabilities. For accounts receivable, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2019 and December 31, 2018 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities, which were measured and recorded on a recurring basis, consist of liabilities related to the March 2018 Purchase Agreement, the June 2018 Offering, the June 2019 Offering and the September 2019 Offering described in Note 9. The following table sets forth the establishment of these liabilities, as well as a summary of the changes in the fair value (in thousands):

	(Level 3)
(Dollars in thousands)	Common Stock Warrant Liability - March 2018 Purchase Agreement	Common Stock Warrant Liability - June 2018 Offering	Common Stock Warrant Liability - June 2019 Offering	Common Stock Warrant Liability - September 2019 Offering	Total
Balance as of December 31, 2018	$2,354	$2,729	$—	$—	$5,083
Common stock and warrants issued in conjunction with June 2019 Offering	—	—	4,198	—	4,198
Common stock and warrants issued in conjunction with September 2019 Offering	—	—	—	3,428	3,428
Change in fair value	1,481	1,810	4,491	(992)	6,790
Exercise of warrants	—	—	(7,016)	—	(7,016)
Balance as of September 30, 2019	$3,835	$4,539	$1,673	$2,436	$12,483

In determining the fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•

Money market funds, treasury bills, and U.S. government securities – Investments in money market funds, treasury bills, and U.S. government securities are classified within Level 1.  At September 30, 2019 and December 31, 2018 these investments were included on the condensed consolidated balance sheets in cash and cash equivalents and short-term investments.

•

Commercial paper, corporate securities – Investments in commercial paper and corporate securities are classified within Level 2. At September 30, 2019 and December 31, 2018, these investments were included on the condensed consolidated balance sheets as short-term investments. At September 30, 2019, corporate securities and commercial paper were included on the condensed consolidated balance sheets as cash and cash equivalents for those purchased with 90 days or less to maturity from the trade date.

•

March 2018 Purchase Agreement common stock warrant liability – The Company has outstanding warrants to purchase 1,282,832 shares of common stock that it issued to certain accredited investors and its placement agent on March 22, 2018 (as described in Note 9). The common stock warrants were classified as a liability within Level 3 due to a contingent cash payment feature. The estimated fair value of the common stock warrant liability was remeasured at September 30, 2019 utilizing a Black Scholes Merton Model (“Black Scholes Model”) with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

•

June 2018, June 2019, & September 2019 Offering common stock warrant liabilities – The Company had outstanding warrants to purchase 1,392,345, 1,489,575, and 659,414 shares of common stock that it issued to certain accredited investors on June 14, 2018, June 14, 2019, and September 10, 2019, respectively (as described in Note 9). In August and September 2019, investors exercised 1,053,745 warrants issued under the June 2019 Offering. Warrants to purchase 435,830 shares of common stock at September 30, 2019 held by investors remain outstanding. The common stock warrants are classified as a liability within Level 3 due to a contingent cash payment feature.  The estimated fair value of the outstanding common stock warrant liabilities was remeasured at September 30, 2019 utilizing a Black Scholes Model with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

Both the Company and Bioceres incur expenses in support of specific activities, as agreed upon by joint work plans, which apply fair market value to each partner’s activities. Unequal contributions of services are equalized by the partners through cash payments. Verdeca is not the primary obligor for these activities performed by the Company or Bioceres. Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $340,000 and $286,000, for the three months ended September 30, 2019 and 2018, respectively, and $982,000 and $799,000 for the nine months ended September 30, 2019 and 2018.

6. Consolidated Joint Venture

On August 9, 2019, the Company and Legacy Ventures Hawaii, LLC, a Nevada limited liability company (“Legacy”), formed Archipelago Ventures Hawaii, LLC, a Delaware limited liability company and entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”). The Company and Legacy formed Archipelago to develop, extract and commercialize hemp-derived products from industrial hemp grown in Hawaii.

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago.  The Company and Legacy hold 50.75% and 49.25% percentage interests in Archipelago, respectively, and have made capital contributions to Archipelago of $709,000 and $689,000, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

We consolidate Archipelago in our condensed consolidated financial statements after eliminating intercompany transactions. There was no income or loss recorded as other income on the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2019. Legacy’s equity interests are presented as noncontrolling interests on our condensed consolidated balance sheets. Refer to Note 1 for basis of presentation.

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

8. Leases

Operating Leases

As of September 30, 2019, the Company leases office space in Davis, CA and Phoenix, AZ, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis. The Company subleases a portion of the Davis office lease and greenhouse to third parties. The Company does not currently have any finance leases or other material leases that have not yet commenced.

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

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	September 30, 2019	June 30, 2019	March 31, 2019
Assets
Operating lease assets	Right of use asset	$1,911	$2,051	$2,193
Total leased assets		$1,911	$2,051	$2,193
Liabilities
Current - Operating	Operating lease liability- current	$609	$594	$574
Noncurrent - Operating	Operating lease liability- noncurrent	1,450	1,609	1,771
Total leased liabilities		$2,059	$2,203	$2,345

Lease Cost	Classification	For the Nine Months Ended September 30, 2019	For the Three Months Ended September 30, 2019
Operating lease cost	SG&A and R&D Expenses	$529	$177
Short term lease cost(1)	R&D Expenses	138	45
Sublease income(2)	SG&A and R&D Expenses	(40)	(13)
Net lease cost		$627	$209

(1)	Short term lease cost consists of field trial lease agreements with a lease term of 12 months or less.
(2)	Sublease income is recorded as a credit to lease expense.

Lease Term and Discount Rate	September 30, 2019	June 30, 2019	March 31, 2019
Weighted-average remaining lease term (years)	2.2	2.4	2.6
Weighted-average discount rate	7%	7%	7%

9. Private Placement and Registered Direct Offering

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

Following the adjustments as provided in the March 2018 Purchase Agreement, the number of shares issued to the Purchasers was 1,201,634, the total number of shares issuable upon exercise of the March 2018 Warrants was 1,282,832 and the per share exercise price of the March 2018 Warrants was $10.7258. These condensed consolidated financial statements reflect these additional issuances.

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

In May 2018, following the March 2018 Private Placement’s final adjustment, the terms of the March 2018 Warrants and the number of Common Stock shares issuable in the March 2018 Private Placement became known and fixed. As a result, the Common Stock adjustment feature liability was marked-to-market and valued at $8.4 million at May 7, 2018, resulting in an additional loss of $2.4 million recognized in the second quarter of 2018. The Company subsequently reclassified the Common Stock adjustment feature liability’s balance of $8.4 million to stockholders’ equity. The March 2018 Warrant liability was marked-to-market and valued at $6.3 million at March 31, 2019, resulting in expense of $4.0 million recognized in the first quarter of 2019. The March 2018 Warrant liability was marked-to-market and valued at $2.2 million at June 30, 2019, resulting in income of $4.1 million recognized in the second quarter of 2019. The March 2018 Warrant liability was marked-to-market and valued at $3.8 million at September 30, 2019, resulting in expense of $1.6 million recognized in the third quarter of 2019 recognized.

Offering Costs

In connection with the March 2018 Private Placement, the Company paid to a placement agent an aggregate fee equal to $850,000.  The Company also granted warrants to purchase a total of 15,038 shares of common stock (the “March 2018 Placement Agent Warrants”) that have an exercise price per share equal to $41.5625 and a term of five years. The March 2018 Placement Agent Warrants were issued for services performed by the placement agent as part of the March 2018 Private Placement and were treated as offering costs.  The value of the March 2018 Placement Agent Warrants was determined to be $526,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $458,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the March 2018 Private Placement. The offering costs, inclusive of the March 2018 Placement Agent Warrants, totaled $1.8 million, all of which was expensed in 2018.

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

The June 2018 Warrants were determined to be a liability as they have a contingent cash payment feature. The June 2018 Warrants were accounted for at their fair value at inception using the Black Scholes Model with the following assumptions: volatility of 108 percent, stock price of $8.20 and risk-free rate of 2.83%.  At inception, the fair value of the June 2018 Warrants was $9.0 million and the remaining $5.0 million of the $14.0 million of proceeds was allocated to the Common Stock using the residual method and accounted for as stockholders’ equity. The June 2018 Warrants were marked-to-market and valued at $7.3 million at March 31, 2019, resulting in expense of $4.5 million recognized in the first quarter of 2019. The June 2018 Warrant liability was marked-to-market and valued at $2.6 million at June 30, 2019, resulting in income of $4.6 million recognized in the second quarter of 2019. The June 2018 Warrants were marked-to-market and valued at $4.5 million at September 30, 2019, resulting in expense of $1.9 million recognized in the third quarter of 2019.

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

Registered Direct Offering (June 2019)

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

The June 2019 Warrants were determined to be a liability as they have a contingent cash payment feature. The June 2019 Warrants were accounted for at their fair value at inception using the Black Scholes Model with the following assumptions: volatility of 108 percent, stock price of $3.66 and risk-free rate of 1.88%.  At inception, the fair value of the June 2019 Warrants was $4.2 million and the remaining $3.3 million of the $7.5 million of proceeds was allocated to the Common Stock using the residual method and accounted for as stockholders’ equity. The June 2019 Warrant liability was marked-to-market and valued at $3.4 million at June 30, 2019, resulting in income of $0.8 million recognized in the second quarter of 2019. In August and September 2019, investors exercised 1,053,745 warrants, generating cash proceeds totaling $5.3 million. The June 2019 Warrants were marked-to-market at the time of exercise and valued at $9.9 million, resulting in expense recognized of $6.5 million. Of the $9.9 million warrant liability balance, $7.0 million was allocated to the exercised warrants and reclassified to stockholders’ equity with the remaining $2.9 million attributed to the unexercised warrants. The 435,830 June 2019 Warrants outstanding were marked to market and valued at $1.6 million at September 30, 2019, resulting in income of $1.2 million for net expense of $5.3 million recognized in the third quarter of 2019.

Offering Costs

In connection with the June 2019 Offering, the Company paid to a placement agent an aggregate fee equal to $525,000.  The Company also granted warrants to purchase a total of 74,479 shares of common stock (“June 2019 Placement Agent Warrants”) that have an exercise price per share equal to $6.2938 and a term of five years. The June 2019 Placement Agent Warrants were issued for services performed by the placement agent as part of the June 2019 Offering and were treated as offering costs. The value of the June 2019 Placement Agent Warrants was determined to be $198,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $115,000 that consist of direct incremental legal, advisory and filing fees relating to the June 2019 Offering. The offering costs, inclusive of the June 2019 Placement Agent Warrants, totaled $0.8 million and were allocated to the June 2019 Warrants and the Common Stock using their relative fair values. A total of $375,000 was allocated to the June 2019 Warrants of which $365,000 and $10,000 was expensed in the second and third quarter of 2019, respectively. The remaining $487,000 was allocated to the common stock and offset to additional paid in capital.

Registered Direct Offering (September 2019)

On September 5, 2019, the Company entered into a securities purchase agreement with certain institutional and accredited investors (the “September 2019 Purchase Agreement”) relating to the offering and sale of 1,318,828 shares of its common stock at a purchase price of $7.52 per share for gross proceeds of $9.92 million (the “September 2019 Offering”). The 1,318,828 shares of Common Stock sold in the September 2019 Offering were issued pursuant to a prospectus, dated June 8, 2018, and a prospectus supplement dated September 9, 2019, in connection with a takedown from the Company’s shelf Registration Statement on Form S-3 (File No. 333-224893). The September 2019 Offering closed on September 10, 2019.

Additionally, in a concurrent private placement (the “September 2019 Private Placement”), the Company issued to the investors unregistered warrants to purchase up to 659,414 shares of Common Stock at a purchase price per warrant of $0.125, for gross proceeds of $82,000 (the “September 2019 Warrants”). The September 2019 Warrants, and the shares of Common Stock underlying the September 2019 warrants, have not been registered with the SEC and have an exercise price of $7.52 per share. Subject to certain ownership limitations, the September 2019 Warrants are exercisable upon issuance and expire five and one-half years after the date of issuance.

The aggregate net proceeds received by the Company for the September 2019 Offering were $9.2 million, consisting of gross proceeds of $10.0 million less offering costs of $797,000. The Company intends to use the net proceeds from this offering for general corporate purposes and to pursue a range of near-term growth opportunities, including, but not limited to, hemp germplasm acquisition, breeding and research activities, the scale-up of GoodWheatTM and general and administrative expenses.

The September 2019 Warrants were determined to be a liability as they have a contingent cash payment feature. The September 2019 Warrants were accounted for at their fair value at inception using the Black Scholes Model with the following assumptions: volatility of 116 percent, stock price of $6.34 and risk-free rate of 1.60%.  At inception, the fair value of the September 2019 Warrants was $3.4 million and the remaining $6.6 million of the $10.0 million of proceeds was allocated to the Common Stock using the residual method and accounted for as stockholders’ equity. The September 2019 Warrants were marked-to-market and valued at $2.4 million at September 30, 2019, resulting in income of $1.0 million recognized in the third quarter of 2019.

Offering Costs

In connection with the September 2019 Offering, the Company paid to a placement agent an aggregate fee equal to $770,000.  The Company also granted warrants to purchase a total of 65,942 shares of common stock (“September 2019 Placement Agent Warrants”) that have an exercise price per share equal to $9.4781 and a term of five years. The September 2019 Placement Agent Warrants were issued for services performed by the placement agent as part of the September 2019 Offering and were treated as offering costs. The value of the September 2019 Placement Agent Warrants was determined to be $326,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $97,000 that consist of direct incremental legal, advisory and filing fees relating to the September 2019 Offering. The offering costs, inclusive of the September 2019 Placement Agent Warrants, totaled $1.1 million and were allocated to the September 2019 Warrants and the Common Stock using their relative fair values. A total of $326,000 was allocated to the September 2019 Warrants which was expensed in the third quarter of 2019. The remaining $796,000 was allocated to the common stock and offset to additional paid in capital.

10. Stock-Based Compensation and Warrants

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when the 2006 Plan was terminated for future awards. The 2006 Plan continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 154,387 shares of common stock reserved for future issuance, which included 10,637 shares under the 2006 Plan that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at the date of grant. Options granted generally vest over a four-year period, with 25% vesting at the end of one year and the remaining vesting monthly thereafter; however, the options granted in the third quarter of 2018 vest over a two-year period, vesting monthly on a pro-rated basis. Options granted, once vested, are generally exercisable for up to 10 years after grant.

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 120,000 shares. As of September 30, 2019, a total of 659,490 shares of common stock were reserved for issuance under the 2015 Plan, of which 29,568 shares of common stock are available for future grant. As of September 30, 2019, a total of 61,079 and 629,922 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2018	530,044	$35.53	$—
Options granted	186,571	5.16
Options exercised	(546)	4.63
Options forfeited	(20,718)	46.09
Options expired	(4,350)	7.07
Outstanding — Balance at September 30, 2019	691,001	$27.18	$24
Vested and expected to vest — September 30, 2019	683,076	$27.38	$24
Exercisable —September 30, 2019	426,175	$37.82	$17

As of September 30, 2019, there was $1.2 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.8 years.

On August 22, 2019, Rajendra Ketkar provided notice to the Company of his retirement as Arcadia’s president, chief executive officer and director, effective as of September 1, 2019.  On August 23, 2019, Arcadia and Mr. Ketkar entered into a Separation and Release Agreement (the “Separation Agreement”) which provides that the vesting of certain options previously issued to Mr. Ketkar will be accelerated pursuant to the terms of the Separation Agreement. In addition, the Separation Agreement extends the post-termination exercise period of the accelerated options from 90 days to up to two years. The stock compensation expense related to the modification of Mr. Ketkar’s stock options was $438,000 and recognized during the third quarter of 2019.

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Model with the following weighted-average assumption. There were 186,571 and 287,577 options granted during the nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (years)	6.24	5.52	7.13	5.97
Expected volatility	99%	100%	99%	99%
Risk-free interest rate	1.84%	2.96%	2.05%	2.95%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations.   The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2019, the number of shares of common stock reserved for future issuance under the ESPP is 102,828. The ESPP provides for automatic annual increases in the shares available for purchase on January 1 of each year. As of September 30, 2019, 15,389 shares had been issued under the ESPP. The Company recorded $4,300, $4,000, $12,400 and $6,000 of compensation expense for the three and nine months ended September 30, 2019 and 2018, respectively.

Warrants

As of September 2019, the Company has 4,170,651 common stock warrants outstanding with a weighted average exercise price of $9.18. The expiration of the warrants ranges from March 2023 to March 2025.

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

As of September 2019, 1,297,870 common stock warrants are outstanding that were issued in the March 2018 Private Placement. Of the total, 1,282,832 shares have a purchase price of $10.7258 and the remaining 15,038 common stock warrants have an exercise price of $41.5625.  See Note 9.

As of September 2019, 1,461,962 common stock warrants are outstanding in accordance with the June 2018 Offering. Of the total, 1,392,345 shares have a purchase price of $9.94 and the remaining 69,617 common stock warrants have an exercise price of $12.568. See Note 9.

In connection with a professional services agreement with a non-affiliated third party, executed in April 2019, the Company issued 45,154 warrants (“Service Warrants”) at an exercise price of $6.18. The Service Warrants vest ratably over 12 months and expire in five years from the date of issuance. The Service Warrants are cancelable immediately prior to a change of control subsequent to the termination/expiration of the advisory agreement. The Company also issued 100,000 performance-based warrants (“Performance Warrants”) at an exercise price of $6.18 and vest in 1/6 increments upon the achievement of a qualifying milestone as defined within the agreement. The Performance Warrants expire in five years from the date of issuance and are cancelable immediately prior to a change of control subsequent to the sixth month anniversary of the termination/expiration of the advisory agreement.

The Service and Performance Warrants were determined to be equity instruments. The Service and Performance Warrants were measured on the grant date using the Black Scholes Model with the following assumptions: volatility of 112.5 percent, stock price of $6.18 and risk-free rate of 2.37%.  At the grant date, the fair value of the Service and Performance Warrants were $224,000 and $497,000, respectively. Compensation expense associated with the Service Warrants is recognized ratably over the service period (i.e. one-year term). A performance acceleration event was deemed to have been achieved in August 2019, triggering the full vesting of the Performance Warrants. The Company recognized a portion of the Performance Warrants’ compensation expense during the third quarter totaling $228,000 as a cumulative adjustment for the period during which services have already been provided. The remaining Performance Warrants expense will be recognized ratably over the remaining service period. For the Service Warrants, $56,000 and $100,000 of stock compensation was recognized during the three and nine months ending September 2019, respectively.

In June 2019, concurrent with the June 2019 Offering and pursuant to the June 2019 Purchase Agreement, the Company commenced a private placement whereby it issued and sold warrants (“June 2019 Warrants”) exercisable for an aggregate of 1,489,575 shares of common stock, which represents 100% of the shares of common stock sold in the June 2019 Offering, with a purchase price of $0.125 per underlying warrant share and with an exercise price of $5.00 per share (the “June 2019 Private Placement”). The June 2019 Warrants are exercisable upon issuance and will expire five and a half years from the date of issuance. In August and September 2019, investors exercised a portion of the June 2019 Warrants and purchased 1,053,745 shares of common stock, generating cash proceeds of $5.3 million. The Company also issued warrants to the placement agents to purchase a total of 74,479 shares of common stock with an exercise price equal to $6.2938. The placement agent warrants are exercisable upon issuance and will expire five years from the date of issuance. As of September 2019, the investors and placement agent hold outstanding warrants to purchase 510,309 shares of common stock warrants issued pursuant to the June 2019 Offering. See Note 9.

In July 2019, the Company issued warrants to purchase 10,000 shares of common stock to an independent contractor at an exercise price of $2.19 and in August 2019, the Company issued warrants to purchase 20,000 shares of common stock to two affiliated third-parties at an exercise price of $1.92.  These warrants were determined to be equity instruments and were measured on the grant date using the Black Scholes Model. The warrants issued in July vest ratably over 12 months and expire two years from the date of issuance. As such, compensation expense associated with these warrants is recognized ratably over the two-year service period. The August warrants vested on the issuance date of August 5, 2019 and expire two years from the date of issuance.  As such, compensation expense associated with the warrants was recognized as vested on the issuance date.  Stock compensation expense of $1,000 and $23,000 was recognized in the third quarter of 2019 for warrants issued in July and August 2019, respectively.

In September 2019, concurrent with the September 2019 Offering and pursuant to the September 2019 Purchase Agreement, the Company commenced a private placement whereby it issued and sold warrants (“September 2019 Warrants”) exercisable for an aggregate of 659,414 shares of common stock, which represents 50% of the shares of common stock sold in the September 2019 Offering, with a purchase price of $0.125 per underlying warrant share and with an exercise price of $7.52 per share (the “September 2019 Private Placement”). The September 2019 Warrants are exercisable upon issuance and will expire five and a half years from the date of issuance. The Company also issued warrants to the placement agents to purchase a total of 65,942 shares of common stock with an exercise price equal to $9.4781. The placement agent warrants are exercisable upon issuance and will expire five years from the date of issuance. As of September 2019, all 725,356 common stock warrants are outstanding that were issued with the September 2019 Offering. See Note 9.

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

The interim financial statement provision for income taxes expense is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.0% and -0.1% for the three and nine months ended September 30, 2019 and 0.1% and -0.2% for the three and nine months ended September 30, 2018. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

The Company may have experienced an ownership change under IRC Section 382 as a result of the common shares issued in connection with the March 2018 Private Placement or in the June 2018 Offering, June 2019 Offering or the September 2019 Offering. Such an ownership change may limit the Company’s ability to utilize its net operating loss carryforwards prior to expiration. Given the full valuation allowance, such a limitation would not impact the deferred tax asset balance as currently recorded.

As of September 30, 2019, there have been no material changes to the Company’s uncertain tax positions.

12. Contingent Liability and Notes Payable

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs, thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. As of September 30, 2019, the Company continues to pursue three development programs using this technology and believes that the contingent liability is probable. As a result, $3.0 million remains on the Condensed Consolidated Balance Sheets as an other noncurrent liability.

In the third quarter of 2019, the Company entered into notes payable agreements to finance the purchase of company vehicles.  The remaining notes payable balance presented on the balance sheet as of September 30, 2019 was $137,000.  These notes have an interest rate of 8%, term of five years, and mature in 2024.

13. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. For the three and nine months ended September 30, 2019, all potentially dilutive common shares were determined to be anti-dilutive after evaluation.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	For the three and nine months ended September 30,
	2019	2018
Options to purchase common stock	691,001	525,194
Warrants to purchase common stock	4,170,651	2,826,687
Total	4,861,652	3,351,881

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $28,000 and $29,000 as of September 30, 2019 and December 31, 2018, respectively, and are included in the Condensed Consolidated Balance Sheets as amounts due to related parties.

15. Subsequent Events

The Company has reviewed and evaluated subsequent events through November 6, 2019, the date the condensed consolidated financial statements were available to be issued.

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

Overview

We develop and market high-value food ingredients and nutritional oils that help meet consumer demand for a healthier diet. We aim to create value across the agricultural production and supply chain beginning with enhanced crop productivity for farmers and ultimately delivering accelerated innovation in nutritional quality foods to consumers.  We use state of the art gene-editing technology and advanced breeding techniques to naturally enhance the nutritional quality of grains and oilseeds to address the rapidly evolving trends in consumer health and nutrition. In addition, we have developed a broad pipeline of high value crop productivity traits designed to enhance farm economics.

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

To address this large and growing demand, we are building on our industry leading scientific expertise in advanced plant breeding and transformation technologies developed over the past 15 years, to directly edit the plant genome without introducing foreign DNA, to produce nutrient-dense crops for use in the major foods we eat. By employing gene editing technology and our TILLING platform, we believe we can reduce the time to market for novel ingredient traits by half, thereby providing consumer food companies a steady and reliable source of cost effective, healthy natural food options.

Arcadia Specialty Genomics

In February 2019, we established Arcadia Specialty Genomics (“ASG”) a new strategic business unit dedicated to developing and commercializing genetic improvements targeting plant content, quality, climate resiliency and overall yield in hemp, a new crop for the company. ASG conducts its business in only federal and state markets in which its activities are legal.

The recent passage of the U.S. Agriculture Improvement Act of 2018 – also known as the Farm Bill – confirmed the federal legalization of hemp, the term given to non-psychoactive cannabis containing less than 0.3% tetrahydrocannabinol (THC). It also included provisions for legalizing on a federal level hemp’s cultivation, transport and sale for the first time in more than 75 years.

Hemp, not previously distinguished by the federal government from cannabis, a Schedule 1 drug and banned as an agricultural crop, lacks substantive plant biology research and suffers from suboptimal genetics, highly fragmented germplasm and rampant inconsistencies. As with our wheat and soybean products, we plan to create hemp-based solutions that allow farmers to be more productive and enable consumer packaged goods companies to differentiate their brands in the marketplace. In the near term, our focus will be on acquiring federal and state licensure in key geographies to launch our research and pilot programs, which began operations in early 2019.

In August 2019, we formed a new joint venture to serve the Hawaiian and Asian markets, Archipelago Ventures Hawaii, LLC (“Archipelago”). This new venture between ASG and Legacy Ventures Hawaii (“Legacy”) combines ASG’s extensive genetic expertise and seed innovation history with Legacy’s growth capital and strategic advisory expertise in the Hawaiian markets. Additionally, Legacy brings to the partnership years of proven success in extraction, product formulation and sales of cannabinol oil and distillate products through its equity partner, Vapen CBD. Legacy was originally formed to be a vehicle for its partners to pursue hemp opportunities within the Hawaiian islands. Legacy’s primary objective is to build world class cGMP extraction facilities to allow Hawaiian farmers an outlet for maximizing their profits growing and converting hemp to high grade CBD, as well as other high-value compounds. Legacy’s equity partner, Vapen CBD, is a wholly owned subsidiary of VapenMJ Ventures which is a publicly traded cannabis operator based in Phoenix, Arizona listed on both the Canadian and Frankfurt exchanges. Vapen CBD is focused exclusively on the processing of high-quality, non-THC cannabinoid like CBD. Vapen CBD will be responsible for the construction and operation of Archipelago’s Hawaiian hemp extraction facilities. This joint venture creates a vertically integrated supply chain, from seed to sale, we believe the first of its kind in Hawaii. We believe ASG selected the best partners and capabilities required to achieve three critically important strategic imperatives: (1) ensure a reliable supply chain during critical scale up of the global hemp market, a major risk mitigation for success, (2) ensure high quality throughout the supply chain, from genetics to the field and field to the customer and (3) ensure being well-positioned to address the unique needs and opportunities of the Hawaiian market. Archipelago has committed to an aggressive commercialization schedule, expanding hemp production acres in compliance with Hawaii’s Department of Agriculture industrial hemp pilot program in accordance with the 2014 Farm bill and the 2018 Farm bill, when implemented over the next 9 – 15 months. The Hemp Business Journal estimates the hemp CBD market – the primary non-psychoactive compound in hemp – totaled $190 million in U.S. sales in 2018. By 2022, the Brightfield Group, a hemp and CBD market research firm, projects U.S. sales to reach $22 billion.

The ASG research and development activities are rapidly progressing in both our Hawaii Industrial Hemp Pilot Program with multiple hemp harvests in Molokai, as well as breeding advances with our research activities in California. The ASG research & development facility located in Molokai has demonstrated the capability to successfully grow and harvest multiple hemp varieties for eventual flower and CBD production in multiple production seasons. This milestone represents the first successful hemp harvest on Molokai and one of the first in all of Hawaii, which we believe positions ASG and Archipelago as a leader in this industry in Hawaii. The next phase of ASG and Archiplego growth in the Hawaiian market is establishing varieties that can deliver commercial grade performance without exceeding the 0.3% THC threshold that defines legal industrial hemp. ASG has now entered the next commercial phase of growth in Hawaii which includes rapid ramp-up of hemp flower production acreage and the establishment of processing and extraction facilities through Archipelago in accordance with current and forthcoming regulations.

Our ASG hemp breeding program has achieved multiple milestones which lay the foundation for our expansion of hemp breeding research activities in the U.S. Our indoor growth facilities are operational in Davis, establishing breeding procedures that can be replicated in each of our research locations. The internal platform to analyze cannabinoid and terpene profiles are operational, enabling our breeding program to select lines with altered potency and/or composition. Our analytical laboratory houses critical CO2 extraction capabilities enabling rapid evaluation of lines and allowing for new innovations. In July 2019, the breeding team achieved a major milestone with the creation of the first ASG proprietary variety developed in-house. This is an important milestone demonstrating ASG’s proven technological competencies in plant transformation in hemp and sets the stage for expansion of our breeding operations, acceleration of varietal development and genetic optimization. As was the intention from the onset, ASG has adopted an aggressive germplasm acquisition strategy that has resulted in the development of a germplasm library containing improved genetic variation sufficient to fuel a robust breeding pipeline. Archipelago has tripled the acreage in Hawaii with two new licensed growers. Arcadia also established a hemp research facility in California and is partnering with an Oregon research company to conduct field research in that key hemp territory. As a result, the company now has operational locations in three states to produce hemp and hemp seed – Hawaii, California and Oregon – and plans to begin sales of hemp seed, hemp extract and CBD products in the fourth quarter of 2019.

In addition to progress in the laboratory and in the field, ASG continues to evaluate other potential sources of near-term hemp revenue opportunities, including meeting with a number of U.S. growers looking to begin or ramp up their hemp operations. As such, ASG has implemented seed production operations targeting select varieties for specific regions and expects to begin serving that market possibly as soon as the spring of 2019.

Arcadia GoodWheat™

In 2018, we launched our GoodWheat™ brand, a non-genetically modified (non-GM) portfolio of wheat products that enables food manufacturers to differentiate their consumer-facing brands. The brand launch is a key element of the company’s go-to-market strategy to achieve greater value for its innovations by participating in downstream consumer revenue opportunities. We designed the brand to make an immediate connection with consumers that products made with GoodWheat™ meet their demands for healthier wheat options that also taste great. The GoodWheat™ brand encompasses our current and future non-GM wheat portfolio of high fiber Resistant Starch (RS) and Reduced Gluten wheat varieties, as well as future wheat innovations. In October 2019, the U.S. Patent and Trademark Office granted us the latest patents for extended shelf life wheat, the newest trait in our non-genetically modified wheat portfolio. This new trait was designed to promote whole wheat consumption by improving the shelf life and taste of whole grain wheat products.

With additional patents granted in 2019, we now hold more than 15 global patents on our high fiber Resistant Starch wheat, protecting both bread wheat and durum (pasta) wheat. Claims granted in 2019strengthen our intellectual property for our Resistant Starch portfolio of products.

We announced in August 2019 an agreement with Bay State Milling Company and Arista Cereal Technologies to bring to market our resistant starch GoodWheat™ in North America and other key markets, beginning in late 2019.  We also plan to market GoodWheat™ products directly to some markets in the latter part of this year. In the daily American diet approximately 500 calories come from wheat products, 25 percent of the FDA’s recommended daily caloric intake for a woman and 20 percent for a man. The GoodWheat™ portfolio of specialty wheat varieties delivers new functional value through an ingredient already an important component of the human diet.  We believe these varieties have broad application in the global wheat market which the USDA (US Department of Agriculture) estimated to be 758 million metric tons for the 2017/2018 production year, which roughly equates to $208 billion farm gate value (i.e. market value net of selling costs).

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

Our commercial strategy is to migrate forward in the ag-food supply chain from the farmer and seed company to the consumer food company. Due to our early stage focus on the development of abiotic stress traits, we have historically been commercially aligned with farmers and seed companies. However, by also establishing commercial relationships with consumer food companies and developing consumer brand awareness of our high value premium ingredients, we expect to be better positioned to garner a greater share of our product’s value proposition. Consumer food companies are looking to simplify their food ingredient formulations and consumer are demanding “clean labeling” in their foods, paying more for foods having fewer artificial ingredients and more natural, recognizable and healthy ingredients. A 2017 survey by PR agency Ingredient Communications found that 73 percent of consumers are happy to pay a higher retail price for a food or drink product made with ingredients they recognize. Because we increase nutrient density directly in the primary grains and oils, we provide the mechanism for food formulation simplification naturally, cost effectively and in a time-frame to meet evolving consumer demands. Our branding strategy is to link consumer’s health and nutrition appreciation with the nutritional value our crops deliver directly from the farm, enabling us to share premium economics throughout the ag-food supply chain.

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

We have never been profitable and had an accumulated deficit of $200.9 million as of September 30, 2019. We incurred net losses of $22.6 million and $12.8 million for the nine months ended September 30, 2019 and 2018, respectively. We expect to incur substantial costs and expenses before we obtain significant revenues from the sale of seeds or ingredients incorporating our traits. As a result, our losses in future periods could become even more significant, and we may need additional funding to support our operating activities.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product revenues, licensing agreements, royalties, contract research agreements, and government grants. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. Over the next six months, we expect these revenues to continue declining as our current contract research agreements and government grant projects conclude and are not replaced. Concurrently, as we introduce our new nutritional ingredient traits and products to the market, we expect revenues to increase from such activities. Furthermore, with the implementation of ASC Topic 606, future license revenues will no longer include the amortization of deferred up-front license fees from existing license agreements.

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

Other Income, Net

Other income, net, consists of interest expense, interest income and the amortization of investment premium and discount on our cash and cash equivalents and investments.

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

Change in the Estimated Fair Value of Common Stock Warrant and Common Stock Adjustment Feature Liabilities

Change in the estimated fair value of common stock warrant liabilities and common stock adjustment feature liability is comprised of the fair value remeasurement of the liabilities associated with the March 2018 Private Placement and the June 2018, June 2019 and September 2019 Offerings.

Offering Costs

Offering costs consists of the costs incurred with the issuance of Common Stock and the March 2018 Warrants in connection with the March 2018 Private Placement. Also included are costs incurred with the June 2018, June 2019, and September 2019 Offerings and Private Placements that have been allocated to the common stock warrant liability. Costs include placement agent, legal, advisory, accounting and filing fees.

Income Tax Benefit (Provision)

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2019 and 2018. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
	(In thousands except percentage)
Revenues:
Product	$216	$144	$72	50%
License	17	10	7	70%
Contract research and government grants	159	216	(57)	(26)%
Total revenues	392	370	22	6%
Operating expenses:
Cost of product revenues	177	124	53	43%
Research and development	1,931	1,334	597	45%
Selling, general and administrative	4,477	3,011	1,466	49%
Total operating expenses	6,585	4,469	2,116	47%
Loss from operations	(6,193)	(4,099)	(2,094)	51%
Interest expense	(3)	—	(3)	100%
Other income, net	119	134	(15)	(11)%
Change in fair value of common stock warrant	(7,777)	8,421	(16,198)	(192)%
Offering costs	(336)	(1)	(335)	33500%
Net (loss) income before income taxes	(14,190)	4,455	(18,645)	(419)%
Income tax benefit (provision)	3	(5)	8	(160)%
Net (loss) income	$(14,187)	$4,450	$(18,637)	(419)%

Revenues

Product revenues accounted for 55% and 39% of our total revenues in the three months ended September 30, 2019 and 2018, respectively. Our product revenues from sales of our SONOVA products increased by $72,000, or 50%, for the three months ended September 30, 2019 compared to the same period in 2018, due to the timing of orders.

License revenues accounted for 4% and 3% of our total revenues in the three months ended September 30, 2019 and 2018, respectively, and was consistent in both periods. There were no license agreements executed in 2018 and 2019.

Contract research and government grant revenues accounted for 41% and 58% of our total revenues for the three months ended September 30, 2019 and 2018, respectively. Our contract research and government grant revenues decreased by $57,000, or 26%, in the three months ended September 30, 2019 compared to the same period in 2018. The decrease was driven by the completion of agreements and grants during 2018, as well as less activity for existing grants. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products and hemp products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. We expect these revenues to continue to decline as our current contract research agreements and government grant projects conclude and are not replaced.

Cost of Product Revenues

Cost of product revenues increased by $53,000, or 43%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to higher product revenues.

Research and Development

Research and development expenses increased by $597,000, or 45%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily driven by additional soybean pre-commercial activities and higher employee-related expenses as we expand our research teams, as well as external hemp-related costs.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses increased by $1.5 million, or 49%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily driven by higher consulting fees and consultants’ stock compensation expense, stock compensation expense associated with modification of CEO stock options and increased marketing and public relations activities.

Other Income, Net

Other income, net, of $119,000 for the three months ended September 30, 2019 was consistent with $134,000 recognized for the three months ended September 30, 2018.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

Change in the estimated fair value of $7.8 million for the three months ended September 30, 2019 includes the fair value remeasurement of the warrants issued pursuant to the March 2018 Purchase Agreement, the June 2018 Offering, the June 2019 Offering, and the September 2019 Offering. The estimated fair value of the March 2018 Warrants increased by $1.6 million and the estimated fair value of the June 2018 Offering Warrants increased by $1.9 million. The estimated fair value of the June 2019 Offering Warrants increased by $5.3 million and the estimated fair value of the September 2019 Offering Warrants decreased by $1.0 million. The increases were primarily driven by the increase in the Company’s stock price.

Change in the estimated fair value of $8.4 million for the three months ended September 30, 2018 includes the common stock warrant liability fair value remeasurement on September 30, 2018, combined with the June 2018 Offering common stock warrants’ fair value remeasurement on September 30, 2018. The estimated fair value of the Purchase Agreement’s common stock warrants decreased by $4.0 million and the estimated fair value of the June 2018 Offering common stock warrants decreased by $4.7 million, both driven by the decrease in the Company’s stock price. See Note 9.

Offering Costs

There were $336,000 of offering costs in the three months ended September 30, 2019, comprised of the placement agent fees, placement agent warrants, advisory fees, and legal and accounting fees related to the September 2019 Offering, as well as legal and accounting fees related to the June 2019 Offering. See Note 9. Offering costs for the three months ended September 30, 2018 of $1,000 is comprised of additional legal fees related to the June Offering and June Private Placement.

Income Tax Benefit (Provision)

Income tax benefit for the three months ended September 30, 2019 was $3,000 as compared to the provision $5,000 recorded for three months ended September 30, 2018. The Company recognized net loss during the three months ended September 30, 2019 versus net income during the three months ended September 30, 2018.

Results of Operations

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
	(In thousands except percentage)
Revenues:
Product	$485	$393	$92	23%
License	17	100	(83)	(83)%
Contract research and government grants	251	527	(276)	(52)%
Total revenues	753	1,020	(267)	(26)%
Operating expenses:
Cost of product revenues	324	431	(107)	(25)%
Research and development	5,387	4,524	863	19%
Selling, general and administrative	10,434	8,581	1,853	22%
Total operating expenses	16,145	13,536	2,609	19%
Loss from operations	(15,392)	(12,516)	(2,876)	23%
Interest expense	(3)	—	(3)	100%
Other income, net	339	266	73	27%
Initial loss on common stock warrant and common stock adjustment feature liabilities	—	(4,000)	4,000	(100)%
Change in fair value of common stock warrant and common stock adjustment feature liabilities	(6,790)	5,986	(12,776)	(213)%
Offering costs	(702)	(2,544)	1,842	(72)%
Net loss before income taxes	(22,548)	(12,808)	(9,740)	76%
Income tax provision	(14)	(26)	12	(46)%
Net loss	$(22,562)	$(12,834)	$(9,728)	76%

Revenues

Product revenues accounted for 64% and 39% of our total revenues in the nine months ended September 30, 2019 and 2018, respectively. Our product revenues from sales of our SONOVA products increased by $92,000, or 23%, in the nine months ended September 30, 2019 compared to the same period in 2018, due to the timing of orders.

License revenues accounted for 2% and 10% of our total revenues in the nine months ended September 30, 2019 and 2018, respectively. There were no license agreements executed in 2018 and 2019. In the second quarter 2018 we determined a milestone was probable of achievement by a licensee, therefore the applicable fee of $90,000 was recognized in in the nine months ended September 30, 2018.

Contract research and government grant revenues accounted for 33% and 52% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively. Our contract research and government grant revenues decreased by $276,000, or 52%, in the nine months ended September 30, 2019 compared to the same period in 2018. The decrease was primarily driven by the completion of agreements and grants during 2018, as well as less activity for existing grants. Given our acute focus on the near-term commercialization of our nutritional ingredient traits and products and hemp products, we do not intend to continue pursuing contract research agreements and government grant projects at the levels we have historically. We expect these revenues to continue to decline as our current contract research agreements and government grant projects conclude and are not replaced.

Cost of Product Revenues

Cost of product revenues decreased by $107,000, or 25%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This was due to a write-down in the nine months ended September 30, 2018 that was not present in 2019.

Research and Development

Research and development expenses increased by $863,000, or 19%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily driven by additional soybean pre-commercial activities and higher employee-related expenses as we expand our research teams, as well as external hemp-related costs. The increase was partially offset by the reduction in GoodWheatTM field research costs as current activities are inventoried in support of commercial sales, as well as reduced subcontracting expenses related to government grants.

Selling, General, and Administrative

Selling, general, and administrative (SG&A) expenses increased by 1.9 million, or 22%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was driven by higher consulting fees and consultants’ stock compensation expense, stock compensation expense associated with the modification of CEO stock options and additional marketing and public relations activities. Also contributing to the increase are additional salaries and recruiting fees. These increases were partially offset by lower intellectual property legal fees.

Other Income, Net

Other income, net, of $339,000 for the nine months ended September 30, 2019 was an increase of $73,000, or 27%, in income when compared to other income for the nine months ended September 30, 2018. The increase was primarily related to the higher investment balance in 2019.

Initial Loss on Common Stock Warrant and Common Stock Adjustment Feature Liabilities

Initial loss on common stock warrant and common stock adjustment feature liabilities of $4.0 million is comprised of the non-cash loss associated with the initial recognition of the March 2018 Warrants and Common Stock adjustment feature liabilities associated with the March 2018 Private Placement at estimated fair values of $10.2 million and $3.8 million, respectively. The combined fair value of $14.0 million less $10.0 million of proceeds yields the $4.0 million initial loss. There was no such loss in the nine months ended September 30, 2019.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities and Common Stock Adjustment Feature Liability

Change in the estimated fair value of $6.8 million for the nine months ended September 30, 2019 includes the fair value remeasurement of the March 2018 Warrants pursuant to the March 2018 Purchase Agreement, the June 2018 and June 2019 Offerings, and the September 2019 Offering. The estimated fair value of the March 2018 Warrants increased by $1.5 million and the estimated fair value of the June 2018 Offering Warrants increased by $1.8 million, driven largely by the increase in the Company’s stock price from December 31, 2018 to September 30, 2019. The estimated fair value of the June 2019 Offering Warrants increased by $4.5 million, the result of the increase in the Company’s stock price from their issuance date of June 14, 2019 to the August 31, 2019 and September 30, 2019 remeasurement dates, partially offset by the reduction in the number of warrants outstanding with the exercise of 1,053,745 warrants. The estimated fair value of the September 2019 Offering Warrants decreased by $1.0 million due to the decrease in the Company’s stock price from their issuance on September 10, 2019 to September 30, 2019.

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

Offering Costs

There was $702,000 offering costs in the nine months ended September 30, 2019 comprised of the placement agent fees, placement agent warrants, advisory fees, and legal and accounting fees related to the June 2019 and September 2019 Offerings. See Note 9. Offering costs for the nine months ended September 30, 2018 of $2.5 million was comprised of $1.8 million associated with the March 2018 Private Placement and $710,000 related to the June 2018 Offering.

Income Tax Provision

Income tax provision of $14,000 for the nine months ended September 30, 2019 was comparable with the $26,000 recorded for nine months ended September 30, 2018.

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

Liquidity and Capital Resources

We have funded our operations primarily with the net proceeds from our initial public offering and private placements of equity and debt securities. Our principal use of cash is to fund our operations, which are primarily focused on completing development and commercializing our product quality seed traits. This includes replicating field trials, coordinating with our partners on their development programs, and scaling harvest production of wheat, hemp, and soy. As of September 30, 2019, we had cash and cash equivalents of $20.5 million and short-term investments of $10.4 million. For the nine months ended September 30, 2019 and the twelve months ended December 31, 2018, the Company had net losses of $22.6 and $13.5 million, and net cash used in operations of $12.2 million and $13.6 million, respectively.

As is disclosed in Note 9, the Company has obtained funding through two offerings during the first half of 2018 and two offerings during June 2019 and September 2019. On March 19, 2018, the Company entered into securities purchase agreements with institutional investors in connection with a private placement of common stock and warrants in the amount of $10 million, exclusive of any related transaction fees. On June 11, 2018, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $14 million, exclusive of any related transaction fees. On June 12, 2019, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $7.5 million exclusive of any related transaction fees.  On September 5, 2019, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $10 million exclusive of any related transaction fees.

With cash and cash equivalents of $20.5 million and short-term investments of $10.4 million as of September 30, 2019, the Company believes that it currently has sufficient cash to fund its operations for at least the look forward period of 12 months from the issuance of these condensed consolidated financial statements.  The Company’s ability to continue as a going concern is dependent on its future ability to generate profitable operations and its ability to obtain additional debt or equity financing, as necessary.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(12,186)	$(10,936)
Investing activities	(1,285)	(14,000)
Financing activities	22,014	22,480
Net increase (decrease) in cash	$8,543	$(2,456)

Cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2019 was $12.2 million. Our net loss of $22.6 million, operating lease payments of $534,000 and amortization of investment premium of $121,000 were partially offset by non-cash expense for the change in fair value of common stock warrant liabilities of $6.8 million, $1.9 million of stock-based compensation, adjustments in our working capital accounts of $1.0 million, $530,000 of lease amortization and $133,000 of depreciation, as well as $702,000 of offering costs that are also included in financing activities.

Cash used in operating activities for the nine months ended September 30, 2018 was $10.9 million. Our net loss of $12.8 million, the change in fair value of common stock warrant liabilities and common stock adjustment feature liability of $6.8 million and net amortization of investment premium and discount of $115,000 were partially offset by the initial loss on common stock warrant and adjustment feature liabilities of $4 million, non-cash charges of  $998,000 for stock-based compensation, and depreciation and amortization of $123,000, as well as $2.5 million for offering costs included in financing activities and adjustments in our working capital accounts of $337,000.

Cash used in investing activities

Cash used in investing activities for the nine months ended September 30, 2019 consisted of $18.5 million in purchases of short-term investments and $878,000 in purchases of property and equipment, which were partially offset by $18.1 million in proceeds from sales and maturities of investments.

Cash used in investing activities for the nine months ended September 30, 2018 consisted of $22.9 million in purchases of short-term investments and $89,000 in purchases of property and equipment, which was offset by $9.0 million in proceeds from sales and maturities of investments.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2019 consisted of proceeds from the issuance of stock and warrants relating to the June 2019 Offering of $7.5 million and from the September 2019 Offering of $10.0 million, proceeds from the exercise of some of the June 2019 warrants of $5.3 million, capital contributions from the non-controlling interest in our joint venture of $689,000 and proceeds from the purchase of ESPP shares of $21,000. Partially offsetting these proceeds were payments of offering costs totaling $776,000 and $663,000 for the September 2019 and June 2019 Offerings, respectively, as well as $24,000 in payments of offering costs for the June 2018 Offering.

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

We consider our critical accounting policies and estimates to be revenue recognition, inventories, income taxes, the liabilities relating to the March 2018 Purchase Agreement, the June 2018 Offering, the June 2019 Offering, the September 2019 Offering, and stock-based compensation. See Notes 4 and 9 for the estimates made in connection with the securities purchase agreements executed during the first nine months of 2018 and 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, we currently are not a party to any material litigation or other material legal proceedings.  From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

On April 1, 2019, Arista Cereal Technologies Pty Limited and Bay State Milling Company filed a Complaint against us in the United States District Court for the District of Delaware (“Delaware Action”), asserting claims for alleged patent infringement.  On June 26, 2019 the Court issued a Joint Stipulation and Order to Extend Time to Serve Summons and Complaint until October 15, 2019 indicating that “the parties have agreed on this stipulation seeking additional time…in light of the ongoing settlement discussions between the parties and the desire to preserve the litigation status quo for a short period of time in order to enable continuing settlement discussions.”

On April 24, 2019, Arista Cereal Technologies Pty Limited initiated an interference proceeding with the United States Patent and Trademark Office (“USPTO”) concerning the same patent relating to our Resistant Starch Wheat products (US 10,246,716) to determine the priority of invention (“716 Interference”). If the USPTO determined Arista was the first to invent, the subject matter of the interference would be granted in a patent to Arista.  On the other hand, if the USPTO determined we were the first to invent, we would maintain our patent.

On August 9, 2019, the United States Court of Appeals for the Federal Circuit upheld a prior USPTO decision on an interference proceeding, that we appealed in 2018, involving a patent application relating to our Resistant Starch Wheat products.  Based on this decision, our patent interference proceeding is now terminated, and Arista maintains its patent.

On August 21, 2019, we entered into a Binding Term Sheet with Arista Cereal Technologies Pty Limited and Bay State Milling Company to resolve the parties’ disputes, including the Delaware Action and the 716 Interference.  Under the Binding Term Sheet, Bay State Milling Company will become the exclusive commercial partner for our high fiber wheat in North America under Bay State Milling’s HealthSense™ brand portfolio, while Arista receives exclusive rights under our high fiber wheat intellectual property in certain geographies, including Australia and Europe.  We will continue to market our high fiber wheat under our GoodWheat™ portfolio of specialty wheat ingredients in other international markets.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Exhibit Number	Exhibit Description

4.1(1)	Form of Warrant

4.2(2)	Form of Placement Agent Warrant

10.1(3)	Form of Securities Purchase Agreement dated as of September 5, 2019

10.2(4)	Limited Liability Company Operating Agreement for Archipelago Ventures Hawaii, LLC, dated as of August 9, 2019

10.3(5)*	Separation and Release Agreement for Rajendra Ketkar, dated as of August 23, 2019.

10.4(6)*	Employment Letter and Severance and Change In Control Agreement for Matthew Plavan, dated as of October 1, 2019

10.5(6)*	Employment Letter and Severance and Change In Control Agreement for Pam Haley, dated as of October 1, 2019

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(7)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(7)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 4.1 filed with the Report on Form 8-K filed on September 9, 2019
(2)	Incorporated by reference to Exhibit 4.2 filed with the Report on Form 8-K filed on September 9, 2019
(3)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed on September 9, 2019
(4)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed on August 9, 2019
(5)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed on August 28, 2019
(6)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K/A filed on October 7, 2019
(7)

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arcadia Biosciences, Inc.

November 6, 2019	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
President and Chief Executive Officer

November 6, 2019	By:	/s/ PAMELA HALEY
Pamela Haley
Chief Financial Officer