Form 10-Q
period 2020-06-30
Arcadia Biosciences, Inc.
filed 2020-08-13
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the registrant had 10,699,577 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2020

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$14,995	$8,417
Short-term investments	600	16,915
Accounts receivable	403	602
Inventories, net — current	8,772	1,794
Prepaid expenses and other current assets	1,326	712
Total current assets	26,096	28,440
Restricted cash	2,000	—
Property and equipment, net	3,403	1,799
Right of use asset	5,598	1,963
Inventories, net — noncurrent	658	364
Other noncurrent assets	23	8
Total assets	$37,778	$32,574
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,937	$4,685
Amounts due to related parties	22	40
Debt — current	519	24
Unearned revenue — current	—	42
Operating lease liability — current	623	611
Other current liabilities	263	306
Total current liabilities	8,364	5,708
Debt — noncurrent	2,742	107
Operating lease liability — noncurrent	5,220	1,497
Common stock warrant liabilities	5,836	14,936
Other noncurrent liabilities	2,000	2,000
Total liabilities	24,162	24,248
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 10,046,440 and 8,646,149 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	50	49
Additional paid-in capital	226,405	214,826
Accumulated other comprehensive income	—	1
Accumulated deficit	(214,335)	(207,171)
Total Arcadia Biosciences stockholders’ equity	12,120	7,705
Non-controlling interest	1,496	621
Total stockholders' equity	13,616	8,326
Total liabilities and stockholders’ equity	$37,778	$32,574

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product	$231	$162	$385	$269
License	—	—	100	—
Royalty	12	—	42	—
Contract research and government grants	38	41	63	92
Total revenues	281	203	590	361
Operating expenses:
Cost of product revenues	1,490	89	1,622	148
Research and development	1,993	1,950	4,237	3,456
Selling, general and administrative	3,674	3,146	7,397	5,957
Total operating expenses	7,157	5,185	13,256	9,561
Loss from operations	(6,876)	(4,982)	(12,666)	(9,200)
Interest expense	(6)	—	(9)	—
Other income, net	10	101	82	221
Change in fair value of common stock warrant liabilities	(3,079)	9,482	5,082	987
Gain on extinguishment of warrant liability	47	—	47	—
Offering costs	—	(365)	—	(365)
Net (loss) income before income taxes	(9,904)	4,236	(7,464)	(8,357)
Income tax benefit (provision)	10	1	(7)	(18)
Net (loss) income	(9,894)	4,237	(7,471)	(8,375)
Net loss attributable to non-controlling interest	(205)	—	(307)	—
Net (loss) income attributable to common stockholders	$(9,689)	$4,237	$(7,164)	$(8,375)
Net (loss) income per share attributable to common stockholders:
Basic and diluted	$(1.04)	$0.84	$(0.80)	$(1.70)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	9,327,317	5,054,812	8,989,265	4,916,116
Other comprehensive loss, net of tax
Unrealized losses on available-for-sale securities	—	—	(1)	—
Other comprehensive loss	—	—	(1)	—
Comprehensive (loss) income attributable to common stockholders	$(9,689)	$4,237	$(7,165)	$(8,375)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2019	8,646,149	$49	$214,826	$(207,171)	$1	$621	$8,326
Issuance of shares related to employee stock purchase plan	7,946	—	14	—	—	—	14
Stock-based compensation	—	—	772	—	—	—	772
Unrealized losses on available-for-sale securities	—	—	—	—	(1)	—	(1)
Non-controlling interest contributions	—	—	—	—	—	689	689
Net (loss) income	—	—	—	2,525	—	(102)	2,423
Balance at March 31, 2020	8,654,095	$49	$215,612	$(204,646)	$—	$1,208	$12,223
Issuance of shares related to exercise of June 2018 Warrants	1,392,345	1	5,568	—	—	—	5,569
Issuance of investor warrants related to May 2020 Warrant Transaction	—	—	4,415	—	—	—	4,415
Issuance of placement agent warrants related to issuance of May 2020 Warrants	—	—	215	—	—	—	215
Stock-based compensation	—	—	595	—	—	—	595
Non-controlling interest contributions	—	—	—	—	—	493	493
Net loss	—	—	—	(9,689)	—	(205)	(9,894)
Balance at June 30, 2020	10,046,440	50	226,405	(214,335)	—	1,496	13,616

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	4,774,919	$45	$191,136	$(178,366)	$12,815
Issuance of shares related to employee stock purchase plan	2,500	—	8	—	8
Stock-based compensation	—	—	422	—	422
Net loss	—	—	—	(12,612)	(12,612)
Balance at March 31, 2019	4,777,419	$45	$191,566	$(190,978)	$633
Issuance of shares related to June 2019 Offering	1,489,575	2	3,301	—	3,303
Issuance of placement agent warrants related to June 2019 Offering	—	—	198	—	198
Offering costs related to June 2019 Offering	—	—	(474)	—	(474)
Stock-based compensation	—	—	389	—	389
Net loss	—	—	—	4,237	4,237
Balance at June 30, 2019	6,266,994	$47	$194,980	$(186,741)	$8,286

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,471)	$(8,375)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant liabilities	(5,082)	(987)
Gain on extinguishment of warrant liability	(47)	—
Offering costs	—	365
Depreciation	182	77
Lease amortization	484	348
Net amortization of investment premium	(44)	(82)
Stock-based compensation	1,367	811
Write-down of inventory and prepaid production costs	1,421	—
Changes in operating assets and liabilities:
Accounts receivable	199	40
Inventories	(8,031)	(561)
Prepaid expenses and other current assets	(1,276)	(302)
Other noncurrent assets	(15)	—
Accounts payable and accrued expenses	2,252	677
Amounts due to related parties	(18)	(10)
Other noncurrent liabilities	(43)	—
Unearned revenue	(42)	(81)
Operating lease payments	(384)	(349)
Net cash used in operating activities	(16,548)	(8,429)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,749)	(315)
Purchases of investments	(1,292)	(8,623)
Proceeds from sales and maturities of investments	17,650	13,150
Net cash provided by investing activities	14,609	4,212
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises from June 2018 Offering	6,822	—
Proceeds from borrowings	3,108	—
Payments of transaction costs relating to extinguishment of warrant liability	(594)	—
Proceeds from issuance of common stock and warrants from June 2019 Offering	—	7,500
Payments of offering costs relating to June 2019 Offering	—	(619)
Payments of offering costs relating to June 2018 Offering	—	(24)
Principal payments on notes payable	(15)	—
Proceeds from ESPP purchases	14	8
Capital contributions received from non-controlling interest	1,182	—
Net cash provided by financing activities	10,517	6,865
Net increase in cash, cash equivalents and restricted cash	8,578	2,648
Cash, cash equivalents and restricted cash — beginning of period	8,417	11,998
Cash, cash equivalents and restricted cash — end of period	$16,995	$14,646
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$2
Cash paid for interest	$6	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired with notes payable	$37	$—
Common stock warrants issued to placement agent and included in offering costs related to May 2020 Warrant Transaction	$215	$—
Offering costs in accounts payable and accrued expenses at end of period	$—	$22
Common stock warrants issued to placement agent and included in offering costs related to June 2019 Offering	$—	$86
Right of use assets obtained in exchange for new operating lease liabilities	$3,947	$2,328
Purchases of fixed assets included in accounts payable and accrued expenses	$—	$6

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

The Company is a leader in science-based approaches to developing high value crop productivity traits primarily in hemp, wheat, and soybean, designed to enhance farm economics by improving the performance of crops in the field, as well as their value as food ingredients, health and wellness products, and their viability for industrial applications. The Company uses state of the art gene-editing technology and advanced breeding techniques to develop these proprietary innovations which are beginning to monetize through a number of methods including seed and grain sales, product extract sales, trait licensing and royalty agreements.

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

The Company is closely monitoring how the spread of the novel coronavirus is affecting its business operations and employees. The Company’s targeted revenues have been adversely impacted as hemp growers have been slower to make decisions to purchase hemp seeds due to economic uncertainty and wheat consumer packaged goods companies have been heavily focused on production over R&D evaluation as demand for staples like pasta and flour have increased. At this time, there is significant uncertainty relating to the trajectory of the novel coronavirus outbreak and impact of related responses. The continued spread of the outbreak may further impact the Company’s business, results of operations, and financial condition.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Verdeca, which is a VIE. Accordingly, the Company consolidates the entity in the condensed consolidated financial statements after eliminating intercompany transactions. The Company evaluates its relationships with its VIEs upon the occurrence of certain significant events that affect the design, structure or other factors pertinent to the primary beneficiary determination. Verdeca LLC had no operations for the three and six months ended June 30, 2020 and 2019, respectively, and had no assets or liabilities as of June 30, 2020 and December 31, 2019, respectively.

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates the entity in the condensed consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $205,000 and $307,000 is recorded as an adjustment to net income to arrive at net income attributable to common stockholders for the three and six months ended June 30, 2020, respectively. The non-controlling partner’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets as of June 30, 2020.

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

Restricted Cash

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on the condensed consolidated balance sheets.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2020, the Company had an accumulated deficit of $214.3 million, cash and cash equivalents of $15.0 million and short-term investments of $0.6 million. For the six months ended June 30, 2020, the Company had net losses of $7.5 million and net cash used in operations of $16.5 million. For the twelve months ended December 31, 2019, the Company had net losses of $28.9 million and net cash used in operations of $17.2 million.

With cash and cash equivalents of $15.0 million and short-term investments of $0.6 million as of June 30, 2020, the Company believes that its existing cash, cash equivalents and investments will be insufficient to meet its anticipated cash requirements for at least through August 2021, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As previously disclosed, there is significant uncertainty relating to the trajectory of the novel coronavirus outbreak (“COVID-19”) and impact of related responses. The continued spread of the outbreak could materially harm the Company’s business, results of operations, and financial condition. Due to this uncertainty and plans outside of management’s control, the Company may not be able to achieve and implement such plans within one year after the date that the financial statements are issued to address the substantial doubt that exists.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic

740 and clarifying other areas of existing guidance. The amendments are effective for all entities for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of ASU No. 2019-12 on the condensed consolidated balance sheets, statements of operations and comprehensive (loss) income, or statements of cash flows.

In April 2020, the FASB issued a staff question-and-answer (“Q&A”) document to respond to frequently asked questions about the accounting for lease concessions related to the effects of the COVID-19 pandemic. Under current GAAP, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications under Topic 842. The Q&A allows companies to make an accounting policy election to not evaluate lease concessions related to the effects of the COVID-19 pandemic as lease modifications. Entities that make this election then need to decide whether to apply the lease modification guidance in ASC 842 to the concession or account for the concession as if it were contemplated as part of the existing contract. The Company has not entered into any lease modifications that provide concessions related to the effects of the COVID-19 pandemic, and therefore has not evaluated its option to make this accounting policy election.

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of product revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded write-downs of wheat inventories, hemp seed inventories, and prepaid production costs of $1.4 million for the three and six months ended June 30, 2020. There were no such write-downs for the three and six months ended June 30, 2019.

The inventories—current line item on the balance sheet represents inventory forecasted to be sold or used in production in the next 12 months, as of the balance sheet date, and consists primarily of the cost of GoodWheat seed, grain, and flour, GLA oil, and hemp seed. The inventories—noncurrent line item represents inventory expected to be used in production or sold beyond the next 12 months, as of the balance sheet date, and consists primarily of GoodWheat seed and grain, and GLA oil and seed.

Raw materials inventories consist primarily of the cost to purchase hemp seeds and GLA seed production costs incurred by contracted cooperators. Goods in process inventories consist of costs to process hemp seed, hemp seed production costs incurred by Archipelago, grower fees and related costs for soybeans to be transferred to Verdeca, and GoodWheat seed and grain. Finished goods inventories consist of GoodWheat products, GoodHemp seed and GLA oil that are available for sale.

Inventories, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$292	$67
Goods in process	3,643	188
Finished goods	5,495	1,903
Inventories	$9,430	$2,158

4. Investments and Fair Value of Financial Instruments

Investments

The Company’s investments are “available-for-sale” investments and are free of trading restrictions. These investments are classified as short-term due to the maturity dates of the investments. The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholder’s equity in the condensed consolidated balance sheets. Gains and losses are recognized when realized in the condensed consolidated statements of operations and comprehensive (loss) income.

The following tables summarize the amortized cost and fair value of the cash equivalents and investment securities portfolio at June 30, 2020 and December 31, 2019, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2020
Cash equivalents:
Money market funds	$11,065	$—	$—	$11,065
Short-term investments:
Commercial paper	600	—	—	600
Total investments	$11,665	$—	$—	$11,665

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Cash equivalents:
Money market funds	$6,864	$—	$—	$6,864
Commercial paper	900	—	—	900
Short-term investments:
Corporate securities	3,300	—	—	3,300
Treasury bills	1,495	1	—	1,496
Commercial paper	12,119	—	—	12,119
Total investments	$24,678	$1	$—	$24,679

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of June 30, 2020.

As of June 30, 2020, the Company did not have any fixed income securities that were in unrealized loss positions, and therefore has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2020.

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

•	Level 3 inputs are unobservable inputs for the asset or liability.

The fair value of the Company’s financial assets as of June 30, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements at June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$11,065	$—	$—	$11,065
Short-term investments:
Commercial paper	—	600	—	600
Total Assets at Fair Value	$11,065	$600	$—	$11,665

	Fair Value Measurements at December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$6,864	$—	$—	$6,864
Commercial paper	—	900	—	900
Short-term investments:
Corporate securities	—	3,300	—	3,300
Treasury bills	1,496	—	—	1,496
Commercial paper	—	12,119	—	12,119
Total Assets at Fair Value	$8,360	$16,319	$—	$24,679

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, short-term investments, accounts payable, accrued liabilities and debt. For accounts receivable, accounts payable, accrued liabilities, and the current portion of debt the carrying amounts of these financial instruments as of June 30, 2020 and December 31, 2019 were considered representative of their fair values due to their short term to maturity or repayment. The carrying value of the noncurrent portion of debt is considered representative of their fair values due to the recency of their issuance related to the quarter ended June 30, 2020.  Cash equivalents are carried at cost, which approximates their fair value.

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

•

Contingent liability – A contingent liability resulting from the Anawah acquisition, as described in Note 13, is classified within Level 3. The contingent liability was measured and recorded on a recurring basis as of June 30, 2020 and December 31, 2019 using unobservable quantitative inputs that would impact the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. At June 30, 2020 and December 31, 2019, this liability was included on the condensed consolidated balance sheets as a noncurrent liability.

•

Purchase Agreement common stock warrant liability – The Company has outstanding warrants to purchase common stock that it issued to certain accredited investors and its placement agent on March 22, 2018 (as described in Note 9). The common stock warrants were classified as a liability within Level 3 based on the instrument’s adjustment features and a contingent cash payment feature. At June 30, 2020 and December 31, 2019, this liability was included on the condensed consolidated balance sheets as a noncurrent liability.

•

June 2018, June 2019 and September 2019 Offering common stock warrant liabilities – The Company has outstanding warrants to purchase common stock that it issued to certain accredited investors (as described in Note 9). The common stock warrants are classified as a liability within Level 3 due to a contingent cash payment feature. At June 30, 2020, the June 2019 and September 2019 warrant liabilities were included on the condensed consolidated balance sheets as noncurrent liabilities.  At December 31, 2019, the June 2018, June 2019 and September 2019 warrant liabilities were included on the condensed consolidated balance sheets as noncurrent liabilities.

The estimated fair value of the common stock warrant liabilities related to the March 2018 Purchase Agreement, the June 2018 Offering, the June 2019 Offering and the September 2019 Offering (the “warrant liabilities”) were remeasured at June 30, 2020 and December 31, 2019 utilizing the Black-Scholes Model, with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The Black-Scholes Model utilizes the following inputs to estimate fair value of an instrument: stock price, expected term, expected volatility, risk-free interest rate, and expected dividend yield. Volatility is considered by the Company to be a significant unobservable input and is calculated using a weighted average of historical stock prices of a combination of the Company and peer companies, due to the lack of sufficient historical data of the Company’s own stock price. A change in the mix or weighting of the peer companies could have resulted in a significantly lower (higher) fair value measurement as of June 30, 2020. Volatility rates used in the measurement of the warrant liabilities ranged from 125.0% to 130.0%, and the weighted average was 127.3%.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

	(Level 3)
(Dollars in thousands)	Common Stock Warrant Liability - March 2018 Purchase Agreement	Common Stock Warrant Liability - June 2018 Offering	Common Stock Warrant Liability - June 2019 Offering	Common Stock Warrant Liability - September 2019 Offering	Contingent Liability	Total
Balance as of December 31, 2019	$4,579	$5,444	$1,993	$2,920	$2,000	$16,936
Change in fair value	(1,911)	(1,426)	(703)	(1,042)	—	(5,082)
Exercise of warrants (Note 9)	—	(4,018)	—	—	—	(4,018)
Balance as of June 30, 2020	$2,668	$—	$1,290	$1,878	$2,000	$7,836

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

Both the Company and Bioceres incur expenses in support of specific activities, as agreed upon by joint work plans, which apply fair market value to each partner’s activities. Unequal contributions of services are equalized by the partners through cash payments. Verdeca is not the primary obligor for these activities performed by the Company or Bioceres. Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $466,000 and $399,000, for the three months ended June 30, 2020 and 2019, respectively, and $784,000 and $642,000 for the six months ended June 30, 2020 and 2019, respectively.

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of June 30, 2020, the Company and Legacy hold 50.75% and 49.25% percentage interests in Archipelago, respectively, and have made capital contributions to Archipelago of $1,927,000 and $1,871,000, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $205,000 and $307,000 is recorded as an adjustment to net income to arrive at net income attributable to common stockholders on the condensed consolidated statements of (loss) income for the three and six months ended June 30, 2020, respectively. Legacy’s equity interests are presented as noncontrolling interests on the condensed consolidated balance sheets. Refer to Note 1 for basis of presentation.

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

8. Leases

Operating Leases

As of June 30, 2020, the Company leases office space in Davis, CA, Phoenix, AZ, and Molokai, HI, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases a portion of the Davis office lease and greenhouse to third parties. During the six months ended June 30, 2020, the Company entered into two lease amendments that provide for additional office space in Davis, CA, and extend the term through April 2025, with one option to renew for an additional five-year term. The Company expects to exercise its options to renew, and in accordance with ASC 842, accounted for the amendment and expected renewal as a lease modification and remeasured the operating lease liability, resulting in an additional $3.8 million operating lease liability and right of use asset. During the three months ended June 30, 2020, the Company also entered into a lease amendment for additional parcels of land in Molokai, HI, modified the Molokai office space lease to extend the term by 12 months, and entered into new lease agreements for office equipment, collectively resulting in an additional $0.1 million of operating lease liabilities and right of use assets. There are no finance leases or material leases that have not yet commenced as of June 30, 2020.

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

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Balance Sheet Line Item	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Right of use asset	$5,598	$1,963
Total leased assets		$5,598	$1,963
Liabilities
Current - Operating	Operating lease liability- current	$623	$611
Noncurrent - Operating	Operating lease liability- noncurrent	5,220	1,497
Total leased liabilities		$5,843	$2,108

Lease Cost	Classification	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Operating lease cost	SG&A and R&D Expenses	$261	$177	$484	$352
Short term lease cost (1)	R&D Expenses	114	45	194	93
Short term lease cost	SG&A Expenses	3	—	3	0
Sublease income (2)	SG&A and R&D Expenses	(11)	(12)	(22)	(27)
Net lease cost		$367	$210	$659	$418

(1)	Short term lease cost included in R&D expenses consists primarily of field trial lease agreements with a lease term of 12 months or less.
(2)	Sublease income is recorded as a credit to lease expense.

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)	5.9	2.6
Weighted-average discount rate	6.5%	7.0%

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

The March 2018 Warrant liability was marked-to-market and valued at $2.7 million at June 30, 2020, resulting in expense of $0.6 million and income of $1.9 recognized during the three and six months ended June 30, 2020, respectively. The March 2018 Warrant liability was marked-to-market and valued at $2.2 million at June 30, 2019, resulting in income of $4.1 million and $0.1 million recognized during the three and six months ended June 30, 2019, respectively.

Registered Direct Offering (2018) and Warrant Exercise Transaction (2020)

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

On May 18, 2020, pursuant to the terms of letter agreements entered into on May 14, 2020 (the “transaction date”), several existing accredited investors exercised the June 2018 Warrants (the “May 2020 Warrant Exercise Transaction”) to purchase up to an aggregate of 1,392,345 shares of the Company’s common stock at a reduced exercise price of $4.90 per share for gross proceeds of $6.8 million. The 1,392,345 shares of common stock sold in the May 2020 Warrant Exercise Transaction are registered for resale pursuant to a Registration Statement on Form S-1 (File No. 333-229047). The May 2020 Warrant Exercise Transaction closed on May 18, 2020.

As consideration for the exercise of the June 2018 Warrants, the Company issued new unregistered warrants to purchase up to 1,392,345 shares of common stock (the “May 2020 Warrants”) at an exercise price of $4.775 per share with an exercise period of five years from the date of issuance.

The aggregate net proceeds received by the Company for the May 2020 Warrant Exercise Transaction were $6.2 million, consisting of gross proceeds of $6.8 million less offering costs of $594,000. The Company intends to use the net proceeds from this offering to pursue a range of near-term inorganic growth opportunities within the Company’s hemp business unit.

The June 2018 Warrants were determined to be a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, as the Company is required to make a cash payment to the warrant holders if it fails to make timely filings with the SEC.  The May 2020 Warrants do not include the same cash penalty provisions for untimely SEC filings, and therefore were determined to be an equity instrument.  The June 2018 Warrants liability was marked-to-market and valued at $4.0 million on May 14, 2020, resulting in an expense of $1.6 million in the three months ended June 30, 2020 and income of $1.4 million in the six months ended June 30, 2020.  In connection with the May 2020 Warrant Exercise Transaction, the Company recognized a gain on extinguishment of warrant liability of approximately $47,000 in the three and six months ended June 30, 2020. The gain on extinguishment of warrant liability is comprised of the difference between the reacquisition price and the carrying amount of the June 2018 Warrants. The reacquisition price includes the fair value of the 1,392,345 shares of common stock issued, the fair value of the May 2020 Warrants, and the transaction costs of $0.8 million incurred (see “Offering Costs (May 2020 Warrants)” below). The shares of common stock issued were valued at $5.6 million as of the transaction date.  The May 2020 Warrants were valued at $4.4 million which was calculated using the Black-Scholes Model with the following assumptions: volatility of 128 percent, stock price of $3.81 and risk-free rate of 0.38%.  The carrying amount of the June 2018 Warrants includes both the fair value of the June 2018 Warrants liability and the cash proceeds of $6.8 million received by the Company as result of the exercise of the June 2018 Warrants. The carrying value of the June 2018 Warrants was valued at $4.0 million which was calculated using the Black-Scholes Model with the following assumptions: volatility of 140 percent, stock price of $4.00 and risk-free rate of 0.28%.

The June 2018 Warrants were marked-to-market and valued at $2.6 million at June 30, 2019, resulting in income of $4.6 million and $0.1 million recognized during the three and six months ended June 30, 2019, respectively.

Offering Costs (May 2020 Warrants)

In connection with the May 2020 Warrant Exercise Transaction, the Company paid to a placement agent an aggregate fee equal to $478,000.  The Company also granted warrants to purchase a total of 69,617 shares of common stock (the “May 2020 Placement Agent Warrants”) that have an exercise price per share equal to $6.125 and a term of five years. The May 2020 Placement Agent Warrants were issued for services performed by the placement agent as part of the Warrant Exercise Transaction and were treated as offering costs.  The value of the May 2020 Placement Agent Warrants was determined to be $215,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $116,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the Warrant Exercise Transaction. The offering costs, inclusive of the May 2020 Placement Agent Warrants, totaled $0.8 million.  The value of the May 2020 Placement Agent Warrants of $215,000 was recorded as additional paid in capital in the three months ended June 30, 2020, and the remainder was recorded to gain on extinguishment of warrant liability.

Registration of Warrant Shares (2020)

On July 2, 2020, the Company filed a registration statement on Form S-3 (File No. 333-239641) with the SEC to register for resale 69,617 shares of common stock underlying the May 2020 Placement Agent Warrants and 1,392,345 shares of common stock underlying the May 2020 Warrants.

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

The June 2019 Warrants were determined to be a liability as they have a contingent cash payment feature. In August and September 2019, investors exercised 1,053,745 warrants. The remaining 435,830 June 2019 Warrants outstanding were marked to market and valued at $1.3 million at June 30, 2020, resulting in expense of $0.3 million and income of $0.7 million recognized during the three and six months ended June 30, 2020, respectively. The June 2019 Warrant liability was marked-to-market and valued at $3.4 million at June 30, 2019, resulting in income of $0.8 million recognized during the three and six months ended June 30, 2019.

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

The September 2019 Warrants were determined to be a liability as they have a contingent cash payment feature. The September 2019 Warrants were marked-to-market and valued at $1.9 million at June 30, 2020, resulting in expense of $0.5 million and income of $1.0 million recognized during the three and six months ended June 30, 2020, respectively.

10. Debt

Vehicle Loans

The Company has various vehicle loans that mature in 2024 and have interest rates that range from 7.64% to 8.00%.  As of June 30, 2020, the outstanding balance of vehicle loans was $153,000.

PPP Note

On April 16, 2020, the Company borrowed $1.1 million and entered into a promissory note for the same amount (the “PPP Note”) under the Paycheck Protection Program (“PPP”) that was established under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) of 2020. The PPP Note matures on April 16, 2022, bears an interest rate of 1.00% per year, and is payable monthly beginning on November 2, 2020.  The Company may prepay the PPP Note at any time prior to maturity with no prepayment penalties. The principal amount of the PPP Note and accrued interest are eligible for forgiveness if the proceeds are used for qualifying expenses, including payroll, rent, and utilities during the eight week period commencing on April 16, 2020. The

Company will be obligated to repay any portion of the principal amount of the PPP Note that is not forgiven, together with accrued interest thereon, until such unforgiven portion is paid in full. The Company intends to apply for loan forgiveness within the required timeframe. No assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part. As of June 30, 2020, the outstanding balance of the PPP Note was $1.1 million.

Promissory Note

On June 26, 2020, the Company executed a promissory note (the “Note") in the amount of $2.0 million, payable to MidFirst Bank, a federally chartered savings association (the "Lender").  The Note was issued in accordance with the terms of a Loan Agreement dated as of May 18, 2020 entered into by the Company and the Lender (the “Loan Agreement”) in which the Lender agreed to make advances to the Company from time to time, at any amount up to but not to exceed $2.0 million. Pursuant to the Loan Agreement, the Note accrues interest, adjusted monthly, at a rate equal to the greater of (i) 3.25% and (ii) the sum of (a) the quotient of the LIBOR Index divided by (one minus the reserve requirement set by the Federal Reserve), and (b) 2.50%.   The Company is required to make monthly interest payments on the Note to the Lender and pay the full principal amount plus any accrued but unpaid interest outstanding under the Note no later than May 18, 2023.  The Company and the Lender also entered into a Pledge and Security Agreement dated as of May 18, 2020 whereby the Company agreed to secure the Note by granting a security interest to the Lender for the Company’s deposit account held with and controlled by the Lender.  Due to the lender’s control of the deposit account, the balance of $2.0 million is included in restricted cash on the condensed consolidated balance sheets as of June 30, 2020. As of June 30, 2020, the outstanding balance of the Note was $2.0 million.

Maturities of current and noncurrent debt as of June 30, 2020 are as follows (in thousands):

Years ending December 31,	Amounts
Remainder of 2020	$134
2021	774
2022	285
2023	2,039
2024	29
Thereafter	—
Total	$3,261

11. Stock-Based Compensation and Warrants

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

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 120,000 shares. As of June 30, 2020, a total of 1,046,924 shares of common stock were reserved for issuance under the 2015 Plan, of which 69,800 shares of common stock are available for future grant. As of June 30, 2020, a total of 19,491 and 977,124 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2019	661,701	$21.60	$305
Options granted	430,468	4.45
Options exercised	—	—
Options forfeited	(59,624)	5.35
Options expired	(35,930)	52.51
Outstanding — Balance at June 30, 2020	996,615	$14.05	$39
Vested and expected to vest — June 30, 2020	980,424	$14.19	$37
Exercisable —June 30, 2020	508,518	$22.18	$2

As of June 30, 2020, there was $1.6 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.6 years.

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Model with the following weighted-average assumption. There were 430,468 and 184,071 options granted during the six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (years)	7.69	7.34	6.57	7.14
Expected volatility	112%	97%	119%	99%
Risk-free interest rate	0.54%	2.04%	1.12%	2.06%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations.  The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2020, the number of shares of common stock reserved for future issuance under the ESPP is 116,757. The ESPP provides for automatic annual increases in the shares available for purchase on January 1 of each year. As of June 30, 2020, 23,335 shares had been issued under the ESPP. The Company recorded $15,500 and $3,800 of stock compensation expense for the three months ended June 30, 2020 and 2019, respectively, and $28,200 and $8,100 for the six months ended June 30, 2020 and 2019, respectively.

Warrants

As of June 30, 2020, the Company has 4,418,618 common stock warrants outstanding with a weighted average exercise price of $7.32. The expiration of the warrants ranges from July 2021 to May 2025.

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

As of June 30, 2020, 1,297,870 common stock warrants are outstanding that were issued in the March 2018 Private Placement. Of the total, 1,282,832 shares have a purchase price of $10.7258 and the remaining 15,038 common stock warrants have an exercise price of $41.5625. See Note 9.

As of June 30, 2020, 69,617 common stock warrants are outstanding in accordance with the June 2018 Offering, all of which have an exercise price of $12.568.  See Note 9.

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

The Service and Performance Warrants were determined to be equity instruments. Stock compensation expense associated with the Service Warrants is recognized ratably over the service period (i.e. one-year term). A performance acceleration event was deemed to have been achieved in August 2019, triggering the full vesting of the Performance Warrants. The Company recognized a portion of the Performance Warrants’ stock compensation expense during the third quarter of 2019 as a cumulative adjustment for the period during which services have already been provided. The remaining Performance Warrants expense is being recognized ratably over the remaining service period. For the Service Warrants, $21,000 and $145,000 of stock compensation expense was recognized during the three and six months ended June 30, 2020, respectively, and $44,000 of stock compensation expense was recognized during the three and six months ended June 30, 2019.

In June 2019, concurrent with the June 2019 Offering and pursuant to the June 2019 Purchase Agreement, the Company commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of 1,489,575 shares of common stock, which equals 100% of the shares of common stock sold in the June 2019 Offering, with a purchase price of $0.125 per underlying warrant share and with an exercise price of $5.00 per share. The June 2019 Warrants are exercisable upon issuance and will expire five and a half years from the date of issuance. In August and September 2019, investors exercised a portion of the June 2019 Warrants and purchased 1,053,745 shares of common stock. The Company also issued warrants to the placement agents to purchase a total of 74,479 shares of common stock with an exercise price equal to $6.2938. The placement agent warrants are exercisable upon issuance and will expire five years from the date of issuance. As of June 30, 2020, the investors and placement agent hold outstanding warrants to purchase 510,309 shares of common stock warrants issued pursuant to the June 2019 Offering. See Note 9.

In July 2019, the Company issued warrants to purchase 10,000 shares of common stock to an independent contractor at an exercise price of $2.19 and in August 2019, the Company issued warrants to purchase 20,000 shares of common stock to two affiliated third-parties at an exercise price of $1.92. These warrants were determined to be equity instruments and were measured on the grant date using the Black Scholes Model. The warrants issued in July vest ratably over 12 months and expire two years from the date of issuance. As such, stock compensation expense associated with these warrants is recognized ratably over the 12-month service period. The August warrants vested on the issuance date of August 5, 2019 and expire two years from the date of issuance. As such, stock compensation expense associated with the August warrants was recognized as vested on the issuance date. For the warrants issued in July 2019, stock compensation expense of $4,000 and $8,000 was recognized during the three and six months ended June 30, 2020.

In September 2019, concurrent with the September 2019 Offering and pursuant to the September 2019 Purchase Agreement, the Company commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of 659,414 shares of common stock, which equals 50% of the shares of common stock sold in the September 2019 Offering, with a purchase price of $0.125 per underlying warrant share and with an exercise price of $7.52 per share. The September 2019 Warrants are exercisable upon issuance and will expire five and a half years from the date of issuance. The Company also issued warrants to the placement agents to purchase a total of 65,942 shares of common stock with an exercise price equal to $9.4781. The placement agent warrants are exercisable upon issuance and will expire five years from the date of issuance. As of June 30, 2020, all 725,356 common stock warrants are outstanding that were issued with the September 2019 Offering. See Note 9.

In February 2020, the Company issued warrants to purchase 10,000 shares of common stock to an independent contractor at an exercise price of $4.91. These warrants were determined to be equity instruments and were measured on the grant date using the Black Scholes Model. The warrants vest ratably over 12 months and expire two years from the date of issuance. As such, stock compensation expense associated with these warrants is recognized ratably over the 12-month service period. Stock compensation expense of $9,400 and $18,800 associated with these warrants was recognized during the three and six months ended June 30, 2020, respectively.

In connection with an extension of the professional services agreement with a non-affiliated third party, executed in April 2019, the Company issued an additional 150,000 warrants to purchase shares of common stock in February 2020 at an exercise price of $4.71. These warrants were determined to be equity instruments and were measured on the grant date using the Black Scholes Model. The warrants vest ratably over 12 months and expire two years from the date of issuance. As such, stock compensation expense associated with these warrants is recognized ratably over the 12-month service period. Stock compensation expense of $135,400 and $270,800 associated with these warrants was recognized during the three and six months ended June 30, 2020, respectively.

In connection with a professional services agreement with a non-affiliated third party, executed in March 2020, the Company issued warrants to purchase 18,350 shares of common stock at an exercise price of $2.50. The warrants vested on the issuance date and expire in three years from the date of issuance. The warrants are cancelable immediately prior to a change of control subsequent to the termination/expiration of the advisory agreement. These warrants were determined to be equity instruments and were measured on the grant date using the Black Scholes Model. As such, stock compensation expense associated with these warrants was recognized as vested on the issuance date. Stock compensation expense of $0 and $36,700 associated with these warrants was recognized during the three and six months ended June 30, 2020, respectively.

In May 2020, in consideration for the exercise of the June 2018 Warrants in the May 2020 Warrant Exercise Transaction, the Company issued warrants to purchase 1,392,345 shares of common stock at an exercise price of $4.775 per share with an exercise period of five years from the date of issuance.  The Company also issued placement agent warrants to purchase a total of 69,617 shares of common stock that have an exercise price per share equal to $6.125 and a term of five years. As of June 30, 2020, all 1,461,962 common stock warrants are outstanding that were issued with the May 2020 Warrant Exercise Transaction. See Note 9.

12. Income Taxes

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was -0.09% and -0.10% for the three and six months ended June 30, 2020, and was 0.0% and -0.2% for the three and six months ended June 30, 2019. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

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

During the six months ended June 30, 2020, there were no material changes to the Company’s uncertain tax positions.

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

Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs, thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During the fourth quarter of 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As a result, the Company recognized a gain of $1.0 million in the consolidated statements of operations and comprehensive (loss) income. As of June 30, 2020, the Company continues to pursue two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the condensed consolidated balance sheets as an other noncurrent liability.

Contracts

The Company has entered into a non-cancelable agreement with an unrelated party to provide research and development services. The agreement requires the Company to pay certain minimum funding commitments. The following table sets forth the minimum funding requirements under this agreement as of June 30, 2020 (in thousands):

Years ending December 31,	Amounts
Remainder of 2020	$500
2021	750
2022	—
2023	—
2024	—
Thereafter	—
Total	$1,250

14. Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net (loss) income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants.

Securities that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	996,615	710,718	996,615	710,718
Warrants to purchase common stock	4,418,618	4,469,040	4,418,618	4,469,040
Total	5,415,233	5,179,758	5,415,233	5,179,758

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income per share - Basic
Numerator:
Net (loss) income attributable to common stockholders	$(9,689)	$4,237	$(7,164)	$(8,375)
Denominator:
Weighted average number of common shares outstanding	9,327,317	5,054,812	8,989,265	4,916,116
Basic net (loss) income per share attributable to common stockholders:	$(1.04)	$0.84	$(0.80)	$(1.70)
Net (loss) income per share - Diluted
Numerator:
Net (loss) income attributable to common stockholders	$(9,689)	$4,237	$(7,164)	$(8,375)
Denominator:
Weighted average number of common shares outstanding	9,327,317	5,054,812	8,989,265	4,916,116
Effect of dilutive stock options	—	—	—	—
Effect of dilutive warrants	—	—	—	—
Weighted average number of common shares outstanding - diluted	9,327,317	5,054,812	8,989,265	4,916,116
Diluted net (loss) income per share attributable to common stockholders:	$(1.04)	$0.84	$(0.80)	$(1.70)

15. Related-Party Transactions

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $22,000 and $40,000 as of June 30, 2020 and December 31, 2019, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

The Company currently leases land on the island of Molokai, Hawaii from an entity owned by Kevin Comcowich, the Chair of the Company’s Board of Directors, and his wife. The Company grows hemp on this land to support the operations of its joint venture Archipelago Ventures Hawaii. The original lease was executed in February 2019, covers 10 acres of land, has a term of two years and provides for rent payments of $1,200 per acre per year. The Company engaged a third-party contractor to construct a fence on the property to adhere to the rules of the hemp pilot program. Out of pocket costs to build this fence were approximately $126,400. Mr. Comcowich supplied materials to the contractor and received payments from the contractor totaling approximately $44,000. In March and April 2020, the Company entered into two lease amendments for two additional 10-acre parcels and two additional 15-acre parcels, at the same lease rate of $1,200 per acre per year, and with a term of two years.

16. Subsequent Events

July 2020 Warrant Exercise Transaction

On July 6, 2020, the Company entered into a letter agreement (“Letter Agreement”) with an existing accredited investor to exercise certain outstanding warrants (the “Exercise”) to purchase up to an aggregate of 641,416 shares of the Company’s common stock at a reduced exercise price per share of $3.975 (the “Existing Warrants”).  In consideration for the immediate exercise of the Existing Warrants for cash, the exercising holder received new unregistered warrants to purchase up to an aggregate of 641,416 shares of common stock (the “New Warrants”) at an exercise price of $3.85 per share and an exercise period of five and one-half years from the date of issuance.

The Exercise and the issuance of the New Warrants closed on July 8, 2020. The gross proceeds to the Company from the Exercise were approximately $2.55 million, prior to deducting placement agent fees and offering expenses.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the Exercise. Pursuant to a letter agreement dated July 5, 2020, at the closing of the Exercise, the Company issued to Wainwright (or its designees) warrants to purchase up to an aggregate of 32,071 shares of common stock of the Company (the “Placement Agent Warrants”), which equal 5.0% of the aggregate number of shares issuable to the investor upon the Exercise. The Placement Agent Warrants have an exercise price of $4.9688 per share and otherwise have identical terms to the New Warrants. In addition, the Company has agreed to pay Wainwright an aggregate cash fee equal to 6.0% of the gross proceeds received by the Company from the Exercise and the sale of the New Warrants as well as a management fee equal to 1.0% of the gross proceeds from the Exercise and the sale of the New Warrants and $60,000 for expenses and $12,900 for clearing fees.  The Placement Agent Warrants, and the shares issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

Agreement to Acquire Industrial Seed Innovations

On June 9, 2020, the Company executed a binding term sheet with Industrial Seed Innovations (“ISI”), an Oregon-based industrial hemp breeding and seed company, to acquire its commercial and genetic assets, including its seed varieties, germplasm library and intellectual property.  Under the terms of the binding term sheet, the Company will pay ISI consideration consisting of $500,000 of cash and up to 397,878 shares of our common stock, payable as follows:  $500,000 of cash and 132,626 shares of common stock paid at closing and up to a total of 265,252 shares of common stock payable in two annual installments, subject to the achievement of certain milestones. Pursuant to the binding term sheet, the Company will also enter into a definitive acquisition agreement and lease agreements with ISI for the use of land, equipment, greenhouses, and buildings. The leases will be effective upon the execution of a definitive agreement and will have a term of 3 years with the option to renew for three additional 3-year terms.

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

Arcadia GoodHemp

In December 2019, we announced the launch of a new product line, GoodHemp, as the company's new commercial brand for delivering genetically superior hemp seeds, transplants, flower and extracts. The first products in the GoodHemp catalog include stable varieties for compliant CBD production.  Additionally, six new proprietary hybrid varieties are in early adopter farmer trials. Sales are expected in the 2020 season.

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

The brand launch is a key element of the company’s go-to-market strategy to achieve greater value for its innovations by participating in downstream consumer revenue opportunities. We designed the brand to make an immediate connection with consumers that products made with GoodWheat meet their demands for healthier wheat options that also taste great. The GoodWheat brand encompasses our current and future non-GM wheat portfolio of high fiber Resistant Starch (“RS”) and Reduced Gluten wheat varieties, as well as future wheat innovations. In June 2020, the U.S. Patent and Trademark Office granted us the latest patents for extended shelf life wheat, the newest trait in our non-genetically modified wheat portfolio. This new trait was designed to promote whole wheat consumption by improving the shelf life and taste of whole grain wheat products.

With additional patents granted in 2020, we now hold more than 19 global patents on our high fiber RS and Reduced Gluten wheat varieties, protecting both bread wheat and durum (pasta) wheat. Claims granted in 2020 strengthen our intellectual property for our RS and Reduced Gluten portfolios of products.

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

We have never been profitable and had an accumulated deficit of $214.3 million as of June 30, 2020.  We had net losses of $7.5 million and $8.4 million for the six months ended June 30, 2020 and 2019, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we will need additional funding to support our operating activities.

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

Operating Expenses

Cost of Product Revenues

Cost of product revenues relates to the sale of our SONOVA and GoodWheat products and consists of in-licensing and royalty fees, any adjustments or write-downs to inventory or prepaid production costs, as well as the cost of raw materials, including internal and third-party services costs related to procuring, processing, formulating, packaging and shipping our products.

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

Gain on Extinguishment of Warrant Liability

Gain on extinguishment of Warrant Liability is comprised of the difference between the reacquisition price and the carrying amount of the June 2018 Warrants associated with the May 2020 Warrant Exercise Transaction.

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2020 and December 31, 2019. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
	(In thousands except percentage)
Revenues:
Product	$231	$162	$69	43%
License	—	—	—	100%
Royalty	12	—	12	100%
Contract research and government grants	38	41	(3)	(7)%
Total revenues	281	203	78	38%
Operating expenses:
Cost of product revenues	1,490	89	1,401	1574%
Research and development	1,993	1,950	43	2%
Selling, general and administrative	3,674	3,146	528	17%
Total operating expenses	7,157	5,185	1,972	38%
Loss from operations	(6,876)	(4,982)	(1,894)	38%
Interest expense	(6)	—	(6)	100%
Other income, net	10	101	(91)	(90)%
Change in fair value of common stock warrant liabilities	(3,079)	9,482	(12,561)	(132)%
Gain on extinguishment of warrant liability	47	—	47	100%
Offering costs	—	(365)	365	(100)%
Net (loss) income before income taxes	(9,904)	4,236	(14,140)	(334)%
Income tax benefit	10	1	9	900%
Net (loss) income	(9,894)	4,237	(14,131)	(334)%
Net loss attributable to non-controlling interest	(205)	—	(205)	100%
Net (loss) income attributable to common stockholders	$(9,689)	$4,237	$(13,926)	(329)%

Revenues

Product revenues accounted for 82% and 80% of our total revenues in the three months ended June 30, 2020 and 2019, respectively. The $69,000, or 43%, increase in product revenues for the three months ended June 30, 2020 compared to the same period in 2019 was primarily driven by sales of GoodWheat and additional volume of SONOVA encapsulated orders.

There were no license revenues for the three months ended June 30, 2020 and 2019.

Royalty revenues accounted for 4% and 0% of our total revenues in the three months ended June 30, 2020 and 2019, respectively. The $12,000 of royalty revenues for the three months ended June 30, 2020 represents the proportionate share of minimum annual royalty fees.  There were no such revenues for the three months ended June 30, 2019.

Contract research and government grant revenues accounted for 14% and 20% of our total revenues for the three months ended June 30, 2020 and 2019, respectively. Our contract research and government grant revenues decreased by $3,000, or 7%, in the three months ended June 30, 2020 compared to the same period in 2019. The decrease was driven by the completion of agreements and grants during 2019. Given our acute focus on selling our GoodWheat and GoodHemp products, we do not intend to continue pursuing contract research agreements and government grant projects.

Cost of Product Revenues

Cost of product revenues increased by $1,401,000, or 1574%, in the three months ended June 30, 2020 compared to the same period in 2019. The increase is due to the write-down of amounts paid to growers for the production of hemp seed which did not meet minimum quality specifications during the three months ended June 30, 2020.

Research and Development

Research and development expenses increased by $43,000, or 2%, in the three months ended June 30, 2020 compared to the same period in 2019. The increase was primarily driven by higher employee-related expenses as we expanded our research teams during 2020, as well as external hemp-related costs. The increase was partially offset by the reduction in GoodWheat field research costs as our commercial efforts progress, as well as reduced subcontracting expenses associated with government grants.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $528,000, or 17%, in the three months ended June 30, 2020 compared to the same period in 2019. The increase was primarily driven by higher consulting fees and consultants’ stock compensation expense, and higher employee-related expenses.

Other Income, Net

Other income, net, of $10,000 for the three months ended June 30, 2020 was a decrease of $91,000, or 90%, in income when compared to the same period in 2019. The decrease was primarily related to the lower investment balance in 2020.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

Change in the estimated fair value of $3.0 million for the three months ended June 30, 2020 includes the fair value remeasurement of the March 2018 Warrants pursuant to the March 2018 Purchase Agreement, the June 2018 Offering Warrants, June 2019 Offering Warrants, and the September 2019 Offering Warrants. The estimated fair value of the March 2018 Warrants, the June 2018 Offering Warrants, June 2019 Offering Warrants, and the September 2019 Offering Warrants increased by $0.6 million, $1.6 million, $0.3 million, and $0.5 million, respectively, due to the increase in the Company’s stock price from March 31, 2020 to the June 30, 2020 remeasurement date.

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

Gain on Extinguishment of Warrant Liability

Gain on extinguishment of warrant liability of $47,000 million for the three months ended June 30, 2020 is comprised of the difference between the reacquisition price and the carrying amount of the June 2018 Warrants associated with the May 2020 Warrant Exercise Transaction. There was no such activity for the three months ended June 30, 2019.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2020 of $10,000 was consistent with the provision of $19,000 recorded for the three months ended June 30, 2019.

Results of Operations

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
	(In thousands except percentage)
Revenues:
Product	$385	$269	$116	43%
License	100	—	100	100%
Royalty	42	—	42	100%
Contract research and government grants	63	92	(29)	(32)%
Total revenues	590	361	229	63%
Operating expenses:
Cost of product revenues	1,622	148	1,474	996%
Research and development	4,237	3,456	781	23%
Selling, general and administrative	7,397	5,957	1,440	24%
Total operating expenses	13,256	9,561	3,695	39%
Loss from operations	(12,666)	(9,200)	(3,466)	38%
Interest expense	(9)	—	(9)	100%
Other income, net	82	221	(139)	(63)%
Change in fair value of common stock warrant liabilities	5,082	987	4,095	415%
Gain on extinguishment of warrant liability	47	—	47	100%
Offering costs	—	(365)	365	(100)%
Net loss before income taxes	(7,464)	(8,357)	893	(11)%
Income tax provision	(7)	(18)	11	(61)%
Net loss	(7,471)	(8,375)	904	(11)%
Net loss attributable to non-controlling interest	(307)	—	(307)	100%
Net loss attributable to common stockholders	$(7,164)	$(8,375)	$1,211	(14)%

Revenues

Product revenues accounted for 65% and 75% of our total revenues in the six months ended June 30, 2020 and 2019, respectively. The $116,000, or 43%, increase in product revenues for the six months ended June 30, 2020 compared to the same period in 2019 was primarily driven by sales of GoodWheat and additional volume of SONOVA encapsulated orders.

License revenues accounted for 17% and 0% of our total revenues in the six months ended June 30, 2020 and 2019, respectively. The $100,000, or 100%, increase in license revenues for the six months ended June 30, 2020 compared to the same period in 2019 was driven by the achievement of certain milestones during the six months ended June 30, 2020.

Royalty revenues accounted for 7% and 0% of our total revenues in the six months ended June 30, 2020 and 2019, respectively. The $42,000 of royalty revenues for the six months ended June 30, 2020 represents the proportionate share of minimum annual royalty fees.  There were no such revenues for the six months ended June 30, 2019.

Contract research and government grant revenues accounted for 11% and 25% of our total revenues for the six months ended June 30, 2020 and 2019, respectively. Our contract research and government grant revenues decreased by $29,000, or 32%, in the six months ended June 30, 2020 compared to the same period in 2019. The decrease was driven by the completion of agreements and grants during 2019. Given our acute focus on selling our GoodWheat and GoodHemp products, we do not intend to continue pursuing contract research agreements and government grant projects.

Cost of Product Revenues

Cost of product revenues increased by $1,474,000, or 996%, in the six months ended June 30, 2020 compared to the same period in 2019. The increase is due to the write-down of amounts paid to growers for the production of hemp seed which did not meet minimum quality specifications during the six months ended June 30, 2020.

Research and Development

Research and development expenses increased by $781,000, or 23%, in the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily driven by higher employee-related expenses as we expanded our research teams during 2020, as well as external hemp-related costs. The increase was partially offset by the reduction in GoodWheat field research costs as our commercial efforts progress, as well as reduced subcontracting expenses associated with government grants.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $1,440,000, or 24%, in the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily driven by higher consulting fees and consultants’ stock compensation expense, and higher employee-related expenses.

Other Income, Net

Other income, net, of $82,000 for the six months ended June 30, 2020 was a decrease of $139,000, or 63%, in income when compared to the same period in 2019. The decrease was primarily related to the lower investment balance in 2020.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

Change in the estimated fair value of $5.0 million for the six months ended June 30, 2020 includes the fair value remeasurement of the March 2018 Warrants pursuant to the March 2018 Purchase Agreement, the June 2018 Offering Warrants, June 2019 Offering Warrants, and the September 2019 Offering Warrants. The estimated fair value of the March 2018 Warrants, the June 2018 Offering Warrants, June 2019 Offering Warrants, and the September 2019 Offering Warrants decreased by $1.9 million, $1.4 million, $0.7 million, and $1.0 million, respectively, due to the decrease in the Company’s stock price from December 31, 2019 to the June 30, 2020 remeasurement date.

Change in the estimated fair value of $987,000 for the six months ended June 30, 2019 includes the fair value remeasurement of the March 2018 Warrants issued with the March 2018 Purchase Agreement and the June 2018 and June 2019 Offerings. The estimated fair value of the March 2018 Warrants, the June 2018 Offering Warrants, and the June 2019 Offering Warrants decreased by $135,000, $84,000, and $768,000, respectively, due to the decrease in the Company’s stock price.

Gain on Extinguishment of Warrant Liability

Gain on extinguishment of warrant liability of $47,000 for the six months ended June 30, 2020 is comprised of the difference between the reacquisition price and the carrying amount of the June 2018 Warrants associated with the May 2020 Warrant Exercise Transaction. There was no such activity for the six months ended June 30, 2019.

Income Tax Provision

Income tax provision for the six months ended June 30, 2020 of $7,000 was consistent with the provision of $18,000 recorded for the six months ended June 30, 2019.

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

Liquidity, Capital Resources, and Going Concern

We have funded our operations primarily with the net proceeds from our initial public offering, private placements of equity securities and debt, as well as proceeds from the sale of our SONOVA and GoodWheat products and payments under license agreements, contract research agreements and government grants. Our principal use of cash is to fund our operations, which are primarily focused on completing development and commercializing our quality seed traits. This includes scaling harvest production of wheat, hemp and soy, as well as coordinating with our partners on their development programs. As of June 30, 2020, we had cash and cash equivalents of $15.0 million and short-term investments of $0.6 million. For the six months ended June 30, 2020, the Company had net losses of $7.5 million and net cash used in operations of $16.5 million. For the twelve months ended December 31, 2019, the Company had net losses of $28.9 million and net cash used in operations of $17.2 million.

As is disclosed in Note 9, the Company obtained funding through two separate arrangements during the first half of 2018 and two offerings during June 2019 and September 2019. On March 19, 2018, the Company entered into securities purchase agreements with institutional investors in connection with a private placement of common stock and warrants in the amount of $10 million, exclusive of any related transaction fees. On June 11, 2018, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $14 million, exclusive of any related transaction fees. On June 12, 2019, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $7.5 million exclusive of any related transaction fees. In August and September 2019, investors exercised warrants, generating cash proceeds totaling $5.3 million. On September 5, 2019, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $10 million exclusive of any related transaction fees.  In May and July 2020, the Company obtained funding through two separate warrant exercise transactions in the amount of $9.3 million, exclusive of any related transaction fees.

We believe that our existing cash and cash equivalents and short-term investments will not be sufficient to meet our anticipated cash requirements for at least the next 12 months which raises substantial doubt about the Company’s ability to continue as a going concern. See Note 1 of the notes to the condensed consolidated financial statements for more information.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(16,548)	$(8,429)
Investing activities	14,609	4,212
Financing activities	10,517	6,865
Net increase in cash	$8,578	$2,648

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2020 was $16.5 million. Our net loss of $7.5 million, adjustments in our working capital accounts of $7.0 million, non-cash income from the change in fair value of common stock warrant liabilities of $5.1 million, operating lease payments of $384,000, gain on extinguishment of warrant liability of $47,000, and amortization of investment premium of $44,000 were partially offset by non-cash charges including $1,367,000 of stock-based compensation, $484,000 of lease amortization, write-downs of inventory and prepaid production costs of $1,421,000 and $182,000 of depreciation.

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

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2020 consisted of $17.7 million in proceeds from sales and maturities of investments, which were offset by $1.3 million in purchases of short-term investments and $1.7 million in purchases of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2019 consisted of $13.2 million in proceeds from sales and maturities of investments, which were offset by $8.6 million in purchases of short-term investments and $315,000 in purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2020 consisted of proceeds from the issuance of common stock relating to the exercise of the June 2018 Warrants of $6.8 million, proceeds from borrowings of $3.1 million, capital contributions from the non-controlling interest in our joint venture of $1.2 million, and proceeds from the purchase of ESPP shares of $14,000, which were offset by payments of transactions costs related to the extinguishment of warrant liability of $594,000 and principal payments on notes payable of $15,000.

Cash provided by financing activities for the six months ended June 30, 2019 consisted of proceeds from the issuance of common stock and warrants relating to the June 2019 Offering of $7.5 million and proceeds from the purchase of ESPP shares of $8,000, partially offset by payments of offering costs totaling $643,000.

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

We consider our critical accounting policies and estimates to be revenue recognition, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), determination of the provision for income taxes, stock-based compensation, fair value of certain equity instruments, and net realizable value of inventory. See Notes 4 and 9 for the estimates made in connection with the securities purchase agreements executed during 2018, 2019, and 2020.

As discussed in Note 2, in April 2020, the FASB issued a staff question-and-answer (“Q&A”) document to respond to frequently asked questions about the accounting for lease concessions related to the effects of the COVID-19 pandemic. Under current GAAP, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications under Topic 842. The Q&A allows companies to make an accounting policy election to not evaluate lease concessions related to the effects of the COVID-19 pandemic as lease modifications. Entities that make this election then need to decide whether to apply the lease modification guidance in ASC 842 to the concession or account for the concession as if it were contemplated as part of the existing contract. The Company has not entered into any lease modifications that provide concessions related to the effects of the COVID-19 pandemic, and therefore has not evaluated its option to make this accounting policy election.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2020, we issued the securities described below without registration under the Securities Act. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act.

In May 2020, pursuant to the May 2020 Warrant Exercise Transaction, the Company amended the exercise price of the June 2018 Warrants to $4.90 per share and issued a total of 1,392,345 shares of common stock upon exercise of the June 2018 Warrants at this new exercise price.  As consideration for the exercise of the June 2018 Warrants, the Company issued warrants to purchase 1,392,345 shares of common stock at an exercise price of $4.775 per share with an exercise period of five years from the date of issuance.  The Company also issued placement agent warrants to purchase a total of 69,617 shares of common stock that have an exercise price per share equal to $6.125 and a term of five years.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On August 11, 2020, Arcadia Biosciences, Inc. provided notice to Sarah Reiter of the elimination of the chief commercial officer position at the company, a role in which she had been serving. The effective date of Ms. Reiter’s final day of employment is August 11, 2020.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Exhibit Number	Exhibit Description
4.1(1)	Form on New Warrant issued on May 18, 2020

4.2(2)	Form of Placement Agent Warrant issued on May 18, 2020

10.1(3)	Promissory Note, dated April 16, 2020, by and between MidFirst Bank and Arcadia Biosciences, Inc.

10.2	Amendment No. 9 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.

10.3(4)	Form of Letter Agreement, dated as of May 14, 2020

10.4(5)	Loan Agreement, dated May 18, 2020, by and between MidFirst Bank and Arcadia Biosciences, Inc.

10.5(6)	Pledge and Security Agreement dated May 18, 2020, by and between MidFirst Bank and Arcadia Biosciences, Inc.

10.6(7)	Promissory Note, dated June 26, 2020, by and between MidFirst Bank and Arcadia Biosciences, Inc.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(8)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(8)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 4.1 filed with the Report on Form 8-K filed on May 18, 2020.
(2)	Incorporated by reference to Exhibit 4.2 filed with the Report on Form 8-K filed on May 18, 2020.
(3)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed on April 21, 2020.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed on May 18, 2020.
(5)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed on July 2, 2020.
(6)	Incorporated by reference to Exhibit 10.2 filed with the Report on Form 8-K filed on July 2, 2020.
(7)	Incorporated by reference to Exhibit 10.3 filed with the Report on Form 8-K filed on July 2, 2020.
(8)

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

Arcadia Biosciences, Inc.

August 13, 2020	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
President and Chief Executive Officer

August 13, 2020	By:	/s/ PAMELA HALEY
Pamela Haley
Chief Financial Officer