Form 10-Q
period 2020-09-30
Arcadia Biosciences, Inc.
filed 2020-11-13
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the registrant had 10,832,203 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2020

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$10,201	$8,417
Short-term investments	—	16,915
Accounts receivable	373	602
Inventories, net — current	9,416	1,794
Prepaid expenses and other current assets	1,204	712
Total current assets	21,194	28,440
Restricted cash	2,001	—
Property and equipment, net	3,484	1,799
Right of use asset	6,013	1,963
Inventories, net — noncurrent	461	364
Goodwill	301	-
Intangible assets, net	400	-
Other noncurrent assets	23	8
Total assets	$33,877	$32,574
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,711	$4,685
Amounts due to related parties	29	40
Debt — current	705	24
Unearned revenue — current	—	42
Operating lease liability — current	700	611
Other current liabilities	263	306
Total current liabilities	8,408	5,708
Debt — noncurrent	2,548	107
Operating lease liability — noncurrent	5,574	1,497
Common stock warrant liabilities	3,065	14,936
Other noncurrent liabilities	2,280	2,000
Total liabilities	21,875	24,248
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 10,832,203 and 8,646,149 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	51	49
Additional paid-in capital	231,954	214,826
Accumulated other comprehensive income	—	1
Accumulated deficit	(220,725)	(207,171)
Total Arcadia Biosciences stockholders’ equity	11,280	7,705
Non-controlling interest	722	621
Total stockholders' equity	12,002	8,326
Total liabilities and stockholders’ equity	$33,877	$32,574

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product	$245	$216	$630	$485
License	10	17	110	17
Royalty	16	—	58	—
Contract research and government grants	43	159	106	251
Total revenues	314	392	904	753
Operating expenses:
Cost of product revenues	1,841	177	3,463	324
Research and development	1,762	1,931	5,999	5,387
Selling, general and administrative	4,292	4,477	11,689	10,434
Total operating expenses	7,895	6,585	21,151	16,145
Loss from operations	(7,581)	(6,193)	(20,247)	(15,392)
Interest expense	(23)	(3)	(32)	(3)
Other income, net	—	119	83	339
Change in fair value of common stock warrant liabilities	1,130	(7,777)	6,212	(6,790)
Loss on extinguishment of warrant liability	(682)	—	(635)	—
Offering costs	—	(336)	—	(702)
Net loss before income taxes	(7,156)	(14,190)	(14,619)	(22,548)
Income tax benefit (provision)	(9)	3	(15)	(14)
Net loss	(7,165)	(14,187)	(14,634)	(22,562)
Net loss attributable to non-controlling interest	(774)	—	(1,081)	—
Net loss attributable to common stockholders	$(6,391)	$(14,187)	$(13,553)	$(22,562)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.60)	$(2.04)	$(1.42)	$(4.03)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	10,719,618	6,942,612	9,570,259	5,596,545
Other comprehensive loss, net of tax
Unrealized losses on available-for-sale securities	—	(1)	(1)	—
Other comprehensive loss	—	(1)	(1)	—
Comprehensive loss attributable to common stockholders	$(6,391)	$(14,188)	$(13,554)	$(22,562)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2019	8,646,149	$49	$214,826	$(207,171)	$1	$621	$8,326
Issuance of shares related to employee stock purchase plan	7,946	—	14	—	—	—	14
Stock-based compensation	—	—	772	—	—	—	772
Unrealized losses on available-for-sale securities	—	—	—	—	(1)	—	(1)
Non-controlling interest contributions	—	—	—	—	—	689	689
Net (loss) income	—	—	—	2,525	—	(102)	2,423
Balance at March 31, 2020	8,654,095	$49	$215,612	$(204,646)	$—	$1,208	$12,223
Issuance of shares related to exercise of June 2018 Warrants	1,392,345	1	5,568	—	—	—	5,569
Issuance of investor warrants related to May 2020 Warrant Transaction	—	—	4,415	—	—	—	4,415
Issuance of placement agent warrants related to issuance of May 2020 Warrants	—	—	215	—	—	—	215
Stock-based compensation	—	—	595	—	—	—	595
Non-controlling interest contributions	—	—	—	—	—	493	493
Net loss	—	—	—	(9,688)	—	(205)	(9,893)
Balance at June 30, 2020	10,046,440	$50	$226,405	$(214,334)	$—	$1,496	$13,617
Issuance of shares related to exercise of March 2018 PIPE	641,416	1	2,443	—	—	—	2,444
Issuance of investor warrants related to July 2020 Warrant Transaction	—	—	2,059	—	—	—	2,059
Issuance of placement agent warrants related to issuance of July 2020 Warrants	—	—	101	—	—	—	101
Issuance of shares related to employee stock purchase plan	11,721	—	37	—	—	—	37
Stock-based compensation	—	—	477	—	—	—	477
Shares of common stock issued at closing of ISI transaction	132,626	—	432	—	—	—	432
Net loss	—	—	—	(6,391)	—	(774)	(7,165)
Balance at September 30, 2020	10,832,203	$51	$231,954	$(220,725)	$—	$722	$12,002

	Common Stock		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2018	4,774,919	$45	$191,136	$(178,366)	$—	$12,815
Issuance of shares related to employee stock purchase plan	2,500	—	8	—	—	8
Stock-based compensation	—	—	422	—	—	422
Net loss	—	—	—	(12,612)	—	(12,612)
Balance at March 31, 2019	4,777,419	$45	$191,566	$(190,978)	$—	$633
Issuance of shares related to June 2019 Offering	1,489,575	2	3,301	—	—	3,303
Issuance of placement agent warrants related to June 2019 Offering	—	—	198	—	—	198
Issuance of shares related to the exercise of warrants issued with the June 2019 offering	1,053,745	1	5,268	—	—	5,269
Offering costs related to June 2019 Offering	—	—	(487)	—	—	(487)
Stock-based compensation	—	—	389	—	—	389
Net loss	—	—	—	4,237	—	4,237
Balance at June 30, 2019	7,320,739	$48	$200,235	$(186,741)	$—	$13,542
Issuance of shares related to employee stock purchase plan	6,036	—	10	—	—	10
Issuance of shares related to employee stock option exercises	546	—	3	—	—	3
Reclassification of common stock warrant liability balance with exercise	—	—	7,016	—	—	7,016
Issuance of shares related to September 2019 Offering	1,318,828	1	6,570	—	—	6,571
Issuance of placement agent warrants related to September 2019 Offering	—	—	326	—	—	326
Offering costs related to September 2019 Offering	—	—	(796)	—	—	(796)
Stock-based compensation	—	—	1,059	—	—	1,059
Non-controlling interest contributions	—	—	—	—	689	689
Net loss	—	—	—	(14,187)	—	(14,187)
Balance at September 30, 2019	8,646,149	$49	$214,423	$(200,928)	$689	$14,233

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,634)	$(22,562)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant liabilities	(6,212)	6,790
Loss on extinguishment of warrant liability	635	—
Offering costs	—	702
Depreciation	395	133
Lease amortization	745	530
(Gain) Loss on disposal of equipment	(8)	1
Net amortization of investment premium	(44)	(121)
Stock-based compensation	1,844	1,870
Write-down of inventory and prepaid production costs	3,063	—
Changes in operating assets and liabilities:
Accounts receivable	229	38
Unbilled revenue	-	3
Inventories	(9,609)	(1,411)
Prepaid expenses and other current assets	(1,157)	(36)
Other noncurrent assets	(15)	—
Accounts payable and accrued expenses	2,026	2,425
Amounts due to related parties	(11)	(1)
Other current liabilities	(43)	3
Unearned revenue	(42)	(16)
Operating lease payments	(629)	(534)
Net cash used in operating activities	(23,467)	(12,186)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	8	1
Purchases of property and equipment	(2,038)	(878)
Acquisitions, net of cash acquired	(500)	—
Purchases of investments	(1,292)	(18,458)
Proceeds from sales and maturities of investments	18,250	18,050
Net cash provided by (used in) investing activities	14,428	(1,285)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises, issuance of common stock and warrants from June 2019 Offering	—	7,500
Proceeds from borrowings	3,108	—
Payments of transaction costs relating to extinguishment of warrant liability	(863)	—
Proceeds from issuance of common stock and warrants from Purchase Agreement	—	10,000
Payments of offering costs relating to September 2019 Offering	—	(776)
Payments of offering costs relating to June 2019 Offering	—	(663)
Payments of offering costs relating to June 2018 Offering	—	(24)
Principal payments on notes payable	(26)	(2)
Proceeds from the exercise of warrants	9,372	5,269
Proceeds from ESPP purchases	51	21
Capital contributions received from non-controlling interest	1,182	689
Net cash provided by financing activities	12,824	22,014
Net increase in cash, cash equivalents and restricted cash	3,785	8,543
Cash, cash equivalents and restricted cash — beginning of period	8,417	11,998
Cash, cash equivalents and restricted cash — end of period	$12,202	$20,541
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1	$2
Cash paid for interest	$7	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired with notes payable	$37	$139
Common stock warrants issued to placement agent and included in offering costs related to May 2020 Warrant Transaction	$215	$—
Common stock warrants issued to placement agent and included in offering costs related to July 2020 Warrant Transaction	$101	$—
Offering costs in accounts payable and accrued expenses at end of period	$—	$21
Common stock warrants issued to placement agent and included in offering costs related to June 2019 Offering	$—	$86
Common stock warrants issued to placement agent and included in offering costs related to September 2019 Offering	$—	$95
Reclassification of common stock warrant liability balance with warrant exercises		$7,016
Right of use assets obtained in exchange for new operating lease liabilities	$4,157	$2,328
Purchases of fixed assets included in accounts payable and accrued expenses	$—	$6

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

On August 9, 2019, the Company entered into a joint venture agreement with Legacy Ventures Hawaii, LLC (“Legacy,” see Note 7) to grow, extract, and sell hemp products. The new partnership, Archipelago Ventures Hawaii, LLC (“Archipelago”), combines the Company’s extensive genetic expertise and resources with Legacy’s experience in hemp extraction and sales.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Verdeca, which is a VIE. Accordingly, the Company consolidates the entity in the condensed consolidated financial statements after eliminating intercompany transactions. The Company evaluates its relationships with its VIEs upon the occurrence of certain significant events that affect the design, structure or other factors pertinent to the primary beneficiary determination. Verdeca LLC had no operations for the three and nine months ended September 30, 2020 and 2019, respectively, and had no assets or liabilities as of September 30, 2020 and December 31, 2019, respectively.

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates the entity in the condensed consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $774,000 and $1,081,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the three and nine months ended September 30, 2020, respectively. The non-controlling partner’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets as of September 30, 2020.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2020, the Company had an accumulated deficit of $220.7 million, and cash and cash equivalents of $10.2 million. For the nine months ended September 30, 2020, the Company had net losses of $14.6 million and net cash used in operations of $23.5 million. For the twelve months ended December 31, 2019, the Company had net losses of $28.9 million and net cash used in operations of $17.2 million.

With cash and cash equivalents of $10.2 million as of September 30, 2020, the Company believes that its existing cash, cash equivalents and investments will be insufficient to meet its anticipated cash requirements for at least through November 2021, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As previously disclosed, there is significant uncertainty relating to the trajectory of the novel coronavirus outbreak (“COVID-19”) and impact of related responses. The continued spread of the outbreak could materially harm the Company’s business, results of operations, and financial condition. Due to this uncertainty and plans outside of management’s control, the Company may not be able to achieve and implement such plans within one year after the date that the condensed consolidated financial statements are issued to address the substantial doubt that exists.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying other areas of existing guidance. The amendments are effective for all entities for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of ASU No. 2019-12 on the condensed consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.

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

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of product revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded write-downs of wheat inventories, hemp seed inventories, and prepaid production costs of $1.5 million and $3.1 million for the three and nine months ended September 30, 2020, respectively. The $1.3 million write-down of hemp seed inventories related to Archipelago was due to regulatory changes. See Note 7. The developmental hemp seed varieties which did not meet regulatory and quality specifications are the cause for the additional $176,000 write-down. There were no such write-downs for the three and nine months ended September 30, 2019.

The inventories—current line item on the balance sheet represents inventory forecasted to be sold or used in production in the next 12 months, as of the balance sheet date, and consists primarily of the cost of GoodWheat seed, grain, and flour, GLA oil, and hemp seed. The inventories—noncurrent line item on the balance sheet represents inventory expected to be used in production or sold beyond the next 12 months, as of the balance sheet date, and consists primarily of GoodWheat seed and grain, and GLA oil and seed.

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

Inventories, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$36	$67
Goods in process	4,079	188
Finished goods	5,762	1,903
Inventories	$9,877	$2,158

4. Investments and Fair Value of Financial Instruments

Investments

The Company’s investments are “available-for-sale” investments and are free of trading restrictions. These investments are classified as short-term due to the maturity dates of the investments. The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholder’s equity in the condensed consolidated balance sheets. Gains and losses are recognized when realized in the condensed consolidated statements of operations and comprehensive loss.

The following tables summarize the amortized cost and fair value of the cash equivalents and investment securities portfolio at September 30, 2020 and December 31, 2019, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
Cash equivalents:
Money market funds	$8,064	$—	$—	$8,064
Total investments	$8,064	$—	$—	$8,064

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Cash equivalents:
Money market funds	$6,864	$—	$—	$6,864
Commercial paper	900	—	—	900
Short-term investments:
Corporate securities	3,300	—	—	3,300
Treasury bills	1,495	1	—	1,496
Commercial paper	12,119	—	—	12,119
Total investments	$24,678	$1	$—	$24,679

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of September 30, 2020.

As of September 30, 2020, the Company did not have any fixed income securities that were in unrealized loss positions, and therefore has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2020.

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

•	Level 3 inputs are unobservable inputs for the asset or liability.

The fair value of the Company’s financial assets as of September 30, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements at September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$8,064	$—	$—	$8,064
Total Assets at Fair Value	$8,064	$—	$—	$8,064

	Fair Value Measurements at December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$6,864	$—	$—	$6,864
Commercial paper	—	900	—	900
Short-term investments:
Corporate securities	—	3,300	—	3,300
Treasury bills	1,496	—	—	1,496
Commercial paper	—	12,119	—	12,119
Total Assets at Fair Value	$8,360	$16,319	$—	$24,679

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, short-term investments, accounts payable, accrued liabilities and debt. For accounts receivable, accounts payable, accrued liabilities, and the current portion of debt the carrying amounts of these financial instruments as of September 30, 2020 and December 31, 2019 were considered representative of their fair values due to their short term to maturity or repayment. The carrying value of the noncurrent portion of debt is considered representative of their fair values due to the recency of their issuance related to the quarter ended September 30, 2020.  Cash equivalents are carried at cost, which approximates their fair value.

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

•

Contingent liability – A contingent liability resulting from the Anawah acquisition, as described in Note 14, is classified within Level 3. The contingent liability was measured and recorded on a recurring basis as of September 30, 2020 and December 31, 2019 using unobservable quantitative inputs that would impact the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. At September 30, 2020 and December 31, 2019, this liability was included on the condensed consolidated balance sheets as a noncurrent liability.

•

Purchase Agreement common stock warrant liability – The Company has outstanding warrants to purchase common stock that it issued to certain accredited investors and its placement agent on March 22, 2018 (as described in Note 10). The common stock warrants were classified as a liability within Level 3 based on the instrument’s adjustment features and a contingent cash payment feature. At September 30, 2020 and December 31, 2019, this liability was included on the condensed consolidated balance sheets as a noncurrent liability.

•

June 2018, June 2019 and September 2019 Offering common stock warrant liabilities – The Company has outstanding warrants to purchase common stock that it issued to certain accredited investors (as described in Note 10). The common stock warrants are classified as a liability within Level 3 due to a contingent cash payment feature. At September 30, 2020, the June 2019 and September 2019 warrant liabilities were included on the condensed consolidated balance sheets as noncurrent liabilities.  At December 31, 2019, the June 2018, June 2019 and September 2019 warrant liabilities were included on the condensed consolidated balance sheets as noncurrent liabilities.

The estimated fair value of the common stock warrant liabilities related to the March 2018 Purchase Agreement, the June 2018 Offering, the June 2019 Offering and the September 2019 Offering (the “warrant liabilities”) were remeasured at September 30, 2020 and December 31, 2019 utilizing the Black-Scholes Model, with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss. The Black-Scholes Model utilizes the following inputs to estimate fair value of an instrument: stock price, expected term, expected volatility, risk-free interest rate, and expected dividend yield. Volatility is considered by the Company to be a significant unobservable input and is calculated using a weighted average of historical stock prices of a combination of the Company and peer companies, due to the lack of sufficient historical data of the Company’s own stock price. A change in the mix or weighting of the peer companies could have resulted in a significantly lower (higher) fair value measurement as of September 30, 2020. Volatility rates used in the measurement of the warrant liabilities ranged from 125.0% to 130.0%, and the weighted average was 127.2%.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

	(Level 3)
(Dollars in thousands)	Common Stock Warrant Liability - March 2018 Purchase Agreement	Common Stock Warrant Liability - June 2018 Offering	Common Stock Warrant Liability - June 2019 Offering	Common Stock Warrant Liability - September 2019 Offering	Contingent Liability	Total
Balance as of December 31, 2019	$4,579	$5,444	$1,993	$2,920	$2,000	$16,936
Change in fair value	(2,155)	(1,426)	(1,064)	(1,567)	—	(6,212)
Exercise of warrants (Note 10)	(1,641)	(4,018)	—	—	—	(5,659)
ISI acquisition contingent consideration	—	—	—	—	280	280
Balance as of September 30, 2020	$783	$—	$929	$1,353	$2,280	$5,345

5. Industrial Seed Innovations Acquisition

On August 21, 2020, the Company acquired by merger Industrial Seed Innovations (ISI), an Oregon-based industrial hemp breeding and seed company. As a result of the acquisition, the Company acquired ISI’s commercial and genetic assets, including seed varieties, germplasm library and intellectual property. ISI’s Rogue and Umpqua seed varieties are now part of Arcadia’s portfolio, alongside the Company’s GoodHemp line of genetically superior hemp seeds, transplants, and extracts. The acquisition has significantly broadened and accelerated commercialization of Arcadia’s hemp-related breeding platform, as well as established a breeding research and development facility in the Pacific Northwest, a key production area in the hemp industry.

The purchase price consideration for the acquisition totaled an estimated $1,212,000, of which $500,000 in cash and $432,000, in the form of 132,626 shares of the Company’s common stock, was paid during the third quarter ended September 30, 2020. The remaining amount of $280,000 will be recognized in two annual installments, each of up to 132,626 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022. The cash consideration paid for the acquisition was funded by cash on hand.

For the three months period ended September 30, 2020 no revenues from ISI were recorded, and expenses were immaterial. The pro forma impact of the acquisition to the historical financial results was determined to not be significant.

Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred costs related to the ISI acquisition of approximately $67,000 included in selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Loss.

The following table presents the preliminary allocation of the purchase price of ISI assets acquired, based on their relative fair values, which have been assessed during the quarter ended September 30, 2020:

Purchase Price Allocation
Inventory	$511
Intangible assets	400
Goodwill	301
Total consideration allocated	$1,212

The former shareholders of ISI remain responsible for ISI’s pre-acquisition liabilities. Pursuant to the definitive acquisition agreement, the Company entered into a lease agreement with ISI for the use of land, equipment, greenhouses and buildings. The lease was effective upon the execution of the definitive acquisition agreement and has a term of 3 years with the option to renew for three additional 3-year terms.

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

Both the Company and Bioceres incur expenses in support of specific activities, as agreed upon by joint work plans, which apply fair market value to each partner’s activities. Unequal contributions of services are equalized by the partners through cash payments. Verdeca is not the primary obligor for these activities performed by the Company or Bioceres. Under the terms of the joint development agreement, the Company has incurred direct expenses and allocated overhead in the amounts of $240,000 and $340,000, for the three months ended September 30, 2020 and 2019, respectively, and $454,000 and $982,000 for the nine months ended September 30, 2020 and 2019, respectively.

7. Consolidated Joint Venture

On August 9, 2019, the Company and Legacy Ventures Hawaii, LLC, a Nevada limited liability company (“Legacy”), formed Archipelago Ventures Hawaii, LLC, a Delaware limited liability company (“Archipelago”) and entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”). The Company and Legacy formed Archipelago to develop, extract and commercialize hemp-derived products from industrial hemp grown in Hawaii. The Company continued to cultivate hemp through third quarter of 2020 with the intention of producing CBD oil for sale. However, with the recently issued Drug Enforcement Agency (“DEA”) interim final ruling (“IFR”) and the expiration of the Hawaiian Industrial Pilot Program on October 31, 2020, Archipelago’s joint operating committee made the decision to temporarily cease operations in the manner in which it is currently configured. The DEA IFR specifies that should the THC content exceed 0.3% at any point during the extraction process, processers will be considered to be in possession of a Schedule I controlled substance. The Company will continue to monitor the regulatory environment and determine when and in what manner it is feasible and beneficial to re-enter the market. As a result, the Company destroyed the hemp plants that were currently in the ground and disposed of the biomass that had already been harvested, prior to October 31, 2020 as neither would have been able to be processed into CBD oil and remain in compliance with the regulatory framework effective November 1, 2020. The value of the plants and biomass totaled $1.3 million and was written off from inventory to cost of product revenues in the three months ended September 30, 2020.

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of September 30, 2020, the Company and Legacy hold 50.75% and 49.25% percentage interests in Archipelago, respectively, and have made capital contributions to Archipelago of $1,927,000 and $1,871,000, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $774,000 and $1,081,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders on the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2020, respectively. Legacy’s equity interests are presented as noncontrolling interests on the condensed consolidated balance sheets. Refer to Note 1 for basis of presentation.

8. Collaborative Arrangements

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

9. Leases

Operating Leases

As of September 30, 2020, the Company leases office space in Davis, CA, Phoenix, AZ, and Molokai, HI, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases a portion of the Davis office lease to third parties. During the nine months ended September 30, 2020, the Company entered into three lease amendments that provide for additional office space in Davis, CA, and extend the term through April 2025, with one option to renew for an additional five-year term. The Company expects to exercise its options to renew, and in accordance with ASC 842, accounted for the amendment and expected renewal as a lease modification and remeasured the operating lease liability, resulting in an additional $3.8 million operating lease liability and right of use asset. The Company also entered into a lease amendment for additional parcels of land in Molokai, HI, modified the Molokai office space lease to extend the term by 12 months, and entered into new lease agreements for office equipment, collectively resulting in an additional $0.1 million of operating lease liabilities and right of use assets. During the three months ended September 30, 2020, the Company also entered into a lease amendment for the land and greenhouse in Woodland, CA, modified the Woodland lease to extend the term by 4 years collectively, and entered into a new lease for the premises and equipment related to the purchase of ISI in Oregon with a three-year term, resulting in an additional $0.5 million of operating lease liabilities and right of use assets. There are no finance leases or material leases that have not yet commenced as of September 30, 2020.

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

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Balance Sheet Line Item	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Right of use asset	$6,013	$1,963
Total leased assets		$6,013	$1,963
Liabilities
Current - Operating	Operating lease liability- current	$700	$611
Noncurrent - Operating	Operating lease liability- noncurrent	5,574	1,497
Total leased liabilities		$6,274	$2,108

Lease Cost	Classification	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Operating lease cost	SG&A and R&D Expenses	$261	$177	$745	$529
Short term lease cost (1)	R&D Expenses	109	45	303	138
Short term lease cost	SG&A Expenses	—	—	3	—
Sublease income (2)	SG&A and R&D Expenses	(12)	(13)	(34)	(40)
Net lease cost		$358	$209	$1,017	$627

(1)	Short term lease cost included in R&D expenses consists primarily of field trial lease agreements with a lease term of 12 months or less.
(2)	Sublease income is recorded as a credit to lease expense.

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)	5.8	2.6
Weighted-average discount rate	6.6%	7.0%

10. Private Placement and Registered Direct Offering

Private Placement (2018) and July Warrant Exercise Transaction (2020)

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

The March 2018 Warrant liability was marked-to-market and valued at $0.8 million at September 30, 2020, resulting in income of $0.2 million and income of $2.2 recognized during the three and nine months ended September 30, 2020, respectively. The March 2018 Warrant liability was marked-to-market and valued at $3.8 million at September 30, 2019, resulting in expense of $1.6 million and $1.6 million recognized during the three and nine months ended September 30, 2019, respectively.

On July 8, 2020, pursuant to the terms of a letter agreement entered into on July 6, 2020 (the “transaction date”), an existing accredited investor exercised its March 2018 Warrants (the “July 2020 Warrant Exercise Transaction”) to purchase up to an aggregate of 641,416 shares of the Company’s common stock at a reduced exercise price of $3.975 per share for gross proceeds of $2.6 million. The 641,416 shares of common stock sold in the July 2020 Warrant Exercise Transaction are registered for resale pursuant to a Registration Statement on Form S-3 (File No. 333-224061). The July 2020 Warrant Exercise Transaction closed on July 8, 2020.

As consideration for the exercise of the March 2018 Warrants, the Company issued new unregistered warrants to purchase up to 641,416 shares of common stock (the “July 2020 Warrants”) at an exercise price of $3.85 per share with an exercise period of five and one-half years from the date of issuance.

The aggregate net proceeds received by the Company for the July 2020 Warrant Exercise Transaction were $2.3 million, consisting of gross proceeds of $2.6 million less offering costs of $269,000. The Company currently intends to use the net proceeds from the offering to pay for general corporate expenses.

The March 2018 Warrants were determined to be a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, as the Company is required to make a cash payment to the warrant holders if it fails to make timely filings with the SEC.  The July 2020 Warrants do not include the same cash penalty provisions for untimely SEC filings, and therefore were determined to be an equity instrument.  The March 2018 Warrants liability was marked-to-market and valued at $1.6 million on July 6, 2020, resulting in income of $2.2 million in the nine months ended September 30, 2020.  In connection with the July 2020 Warrant Exercise Transaction, the Company recognized a loss on extinguishment of warrant liability of approximately $682,000 in the nine months ended September 30, 2020. The loss on extinguishment of warrant liability is comprised of the difference between the reacquisition price and the carrying amount of the March 2018 Warrants. The reacquisition price includes the fair value of the 641,416 shares of common stock issued, the fair value of the July 2020 Warrants, and the transaction costs of $0.4 million incurred (see “Offering Costs (July 2020 Warrants)” below). The shares of common stock issued were valued at $2.4 million as of the transaction date.  The July 2020 Warrants were valued at $2.1 million which was calculated using the Black-Scholes Model with the following assumptions: volatility of 126 percent, stock price of $3.73 and risk-free rate of 0.30%.  The carrying amount of the March 2018 Warrants includes both the fair value of the March 2018 Warrants liability and the cash gross proceeds of $2.6 million received by the Company as result of the exercise of the March 2018 Warrants. The carrying value of the March 2018 Warrants was valued at $1.6 million which was calculated using the Black-Scholes Model with the following assumptions: volatility of 151 percent, stock price of $3.81 and risk-free rate of 0.19%.

The March 2018 Warrants were marked-to-market and valued at $3.8 million at September 30, 2019, resulting in expense of $1.6 million for the nine months ended September 30, 2019.

Offering Costs (July 2020 Warrants)

In connection with the July 2020 Warrant Exercise Transaction, the Company paid to a placement agent an aggregate fee equal to $178,000.  The Company also granted warrants to purchase a total of 32,071 shares of common stock (the “July 2020 Placement Agent Warrants”) that have an exercise price per share equal to $4.969 and a term of five and one-half years. The July 2020 Placement Agent Warrants were issued for services performed by the placement agent as part of the Warrant Exercise Transaction and were treated as offering costs.  The value of the July 2020 Placement Agent Warrants was determined to be $101,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $91,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the Warrant Exercise Transaction. The offering costs, inclusive of the July 2020 Placement Agent Warrants, totaled $0.4 million.  The value of the July 2020 Placement Agent Warrants of $101,000 was recorded as additional paid in capital in the three months ended September 30, 2020, and the remainder was recorded to loss on extinguishment of warrant liability.

Registration of July Warrant Shares (2020)

On August 13, 2020, the Company filed a registration statement on Form S-3/A (File No. 333-239641) with the SEC to register for resale 32,071 shares of common stock underlying the July 2020 Placement Agent Warrants and 641,416 shares of common stock underlying the July 2020 Warrants.

Registered Direct Offering (2018) and May Warrant Exercise Transaction (2020)

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

The June 2018 Warrants were determined to be a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, as the Company is required to make a cash payment to the warrant holders if it fails to make timely filings with the SEC.  The May 2020 Warrants do not include the same cash penalty provisions for untimely SEC filings, and therefore were determined to be an equity instrument.  The June 2018 Warrants liability was marked-to-market and valued at $4.0 million on May 14, 2020, resulting in income of $1.4 million in the nine months ended September 30, 2020.  In connection with the May 2020 Warrant Exercise Transaction, the Company recognized a gain on extinguishment of warrant liability of approximately $47,000 in the nine months ended September 30, 2020. The gain on extinguishment of warrant liability is comprised of the difference between the reacquisition price and the carrying amount of the June 2018 Warrants. The reacquisition price includes the fair value of the 1,392,345 shares of common stock issued, the fair value of the May 2020 Warrants, and the transaction costs of $0.8 million incurred (see “Offering Costs (May 2020 Warrants)” below). The shares of common stock issued were valued at $5.6 million as of the transaction date.  The May 2020 Warrants were valued at $4.4 million which was calculated using the Black-Scholes Model with the following assumptions: volatility of 128 percent, stock price of $3.81 and risk-free rate of 0.38%.  The carrying amount of the June 2018 Warrants includes both the fair value of the June 2018 Warrants liability and the cash proceeds of $6.8 million received by the Company as result of the exercise of the June 2018 Warrants. The carrying value of the June 2018 Warrants was valued at $4.0 million which was calculated using the Black-Scholes Model with the following assumptions: volatility of 140 percent, stock price of $4.00 and risk-free rate of 0.28%.

The June 2018 Warrants were marked-to-market and valued at $4.5 million at September 30, 2019, resulting in expense of $1.9 million and $1.8 million recognized during the three and nine months ended September 30, 2019, respectively.

Offering Costs (May 2020 Warrants)

In connection with the May 2020 Warrant Exercise Transaction, the Company paid to a placement agent an aggregate fee equal to $478,000.  The Company also granted warrants to purchase a total of 69,617 shares of common stock (the “May 2020 Placement Agent Warrants”) that have an exercise price per share equal to $6.125 and a term of five years. The May 2020 Placement Agent Warrants were issued for services performed by the placement agent as part of the Warrant Exercise Transaction and were treated as offering costs.  The value of the May 2020 Placement Agent Warrants was determined to be $215,000 using the Black-Scholes Model with input assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and the volatility of a peer group, and the risk-free interest rate for the term of the warrants. The Company incurred additional offering costs totaling $116,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the Warrant Exercise Transaction. The offering costs, inclusive of the May 2020 Placement Agent Warrants, totaled $0.8 million.  The value of the May 2020 Placement Agent Warrants of $215,000 was recorded as additional paid in capital in the nine months ended September 30, 2020, and the remainder was recorded to gain on extinguishment of warrant liability.

Registration of May Warrant Shares (2020)

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

The June 2019 Warrants were determined to be a liability as they have a contingent cash payment feature. In August and September 2019, investors exercised 1,053,745 warrants. The remaining 435,830 June 2019 Warrants outstanding were marked to market and valued at $0.9 million at September 30, 2020, resulting in income of $0.4 million and income of $1.1 million recognized during the three and nine months ended September 30, 2020, respectively. The June 2019 Warrant liability was marked-to-market and valued at $1.6 million at September 30, 2019, resulting in expense of $5.3 million and $4.5 million recognized during the three and nine months ended September 30, 2019, respectively.

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

The September 2019 Warrants were determined to be a liability as they have a contingent cash payment feature. The September 2019 Warrants were marked-to-market and valued at $1.4 million at September 30, 2020, resulting in income of $0.5 million and income of $1.6 million recognized during the three and nine months ended September 30, 2020, respectively.

11. Debt

Vehicle Loans

The Company has various vehicle loans that mature in 2024 and have interest rates that range from 7.64% to 8.00%.  As of September 30, 2020, the outstanding balance of vehicle loans was $145,000.

Paycheck Protection Program Note

On April 16, 2020, the Company borrowed $1.1 million and entered into a promissory note for the same amount (the “PPP Note”) under the Paycheck Protection Program (“PPP”) that was established under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) of 2020. The PPP Note matures on April 16, 2022, bears an interest rate of 1.00% per year, and is payable monthly beginning on November 2, 2020.  The Company may prepay the PPP Note at any time prior to maturity with no prepayment penalties. The principal amount of the PPP Note and accrued interest are eligible for forgiveness if the proceeds are used for qualifying expenses, including payroll, rent, and utilities during the eight week period commencing on April 16, 2020. The Company will be obligated to repay any portion of the principal amount of the PPP Note that is not forgiven, together with accrued interest thereon, until such unforgiven portion is paid in full. The Company intends to apply for loan forgiveness within the required timeframe. No assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part. As of September 30, 2020, the outstanding balance of the PPP Note was $1.1 million.

Promissory Note

On June 26, 2020, the Company executed a promissory note (the “Note") in the amount of $2.0 million, payable to MidFirst Bank, a federally chartered savings association (the "Lender").  The Note was issued in accordance with the terms of a Loan Agreement dated as of May 18, 2020 entered into by the Company and the Lender (the “Loan Agreement”) in which the Lender agreed to make advances to the Company from time to time, at any amount up to but not to exceed $2.0 million. Pursuant to the Loan Agreement, the Note accrues interest, adjusted monthly, at a rate equal to the greater of (i) 3.25% and (ii) the sum of (a) the quotient of the LIBOR Index divided by (one minus the reserve requirement set by the Federal Reserve), and (b) 2.50%.   The Company is required to make monthly interest payments on the Note to the Lender and pay the full principal amount plus any accrued but unpaid interest outstanding under the Note no later than May 18, 2023.  The Company and the Lender also entered into a Pledge and Security Agreement dated as of May 18, 2020 whereby the Company agreed to secure the Note by granting a security interest to the Lender for the Company’s deposit account held with and controlled by the Lender.  Due to the lender’s control of the deposit account, the balance of $2.0 million is included in restricted cash on the condensed consolidated balance sheets as of September 30, 2020. As of September 30, 2020, the outstanding balance of the Note was $2.0 million.

Maturities of current and noncurrent debt as of September 30, 2020 are as follows (in thousands):

Years ending December 31,	Amounts
Remainder of 2020	$126
2021	774
2022	285
2023	2,039
2024	29
Thereafter	—
Total	$3,253

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

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 120,000 shares. As of September 30, 2020, a total of 1,047,188 shares of common stock were reserved for issuance under the 2015 Plan, of which 85,532 shares of common stock are available for future grant. As of September 30, 2020, a total of 19,227 and 961,656 options are outstanding under the 2006 and 2015 Plans, respectively.

A summary of activity under the stock incentive plans is as follows (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2019	661,701	$21.60	$305
Options granted	491,494	4.32
Options exercised	—	—
Options forfeited	(131,849)	6.39
Options expired	(40,463)	48.57
Outstanding — Balance at September 30, 2020	980,883	$13.87	$1
Vested and expected to vest — September 30, 2020	965,445	$14.03	$1
Exercisable —September 30, 2020	540,267	$21.51	$—

As of September 30, 2020, there was $1.2 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.7 years.

The fair value of stock option awards to employees, executives, directors, and other service providers was estimated at the date of grant using the Black-Scholes Model with the following weighted-average assumption. There were 491,494 and 186,571 options granted during the nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (years)	6.01	6.24	6.50	7.13
Expected volatility	230%	99%	133%	99%
Risk-free interest rate	0.38%	1.84%	1.03%	2.05%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations.  The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2020, the number of shares of common stock reserved for future issuance under the ESPP is 105,036. The ESPP provides for automatic annual increases in the shares available for purchase on January 1 of each year. As of September 30, 2020, 35,056 shares had been issued under the ESPP. The Company recorded $12,200 and $4,300 of stock compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $40,500 and $6,000 for the nine months ended September 30, 2020 and 2019, respectively.

Warrants

As of September 30, 2020, the Company has 4,450,689 common stock warrants outstanding with a weighted average exercise price of $6.31. The expiration of the warrants ranges from July 2021 to December 2025.

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

As of September 30, 2020, 656,454 common stock warrants are outstanding that were issued in the March 2018 Private Placement. Of the total, 641,416 shares have a purchase price of $10.7258 and the remaining 15,038 common stock warrants have an exercise price of $41.5625. See Note 10.

As of September 30, 2020, 69,617 common stock warrants are outstanding in accordance with the June 2018 Offering, all of which have an exercise price of $12.568.  See Note 10.

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

The Service and Performance Warrants were determined to be equity instruments. Stock compensation expense associated with the Service Warrants is recognized ratably over the service period (i.e. one-year term). A performance acceleration event was deemed to have been achieved in August 2019, triggering the full vesting of the Performance Warrants. The Company recognized a portion of the Performance Warrants’ stock compensation expense during the third quarter of 2019 as a cumulative adjustment for the period during which services have already been provided. The remaining Performance Warrants expense is being recognized ratably over the remaining service period. For the Service Warrants, $145,000 of stock compensation expense was recognized during the three and nine months ended September 30, 2020 and $56,000 and $100,000 of stock compensation expense was recognized during the three and nine months ended September 30, 2019, respectively.

In June 2019, concurrent with the June 2019 Offering and pursuant to the June 2019 Purchase Agreement, the Company commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of 1,489,575 shares of common stock, which equals 100% of the shares of common stock sold in the June 2019 Offering, with a purchase price of $0.125 per underlying warrant share and with an exercise price of $5.00 per share. The June 2019 Warrants are exercisable upon issuance and will expire five and a half years from the date of issuance. In August and September 2019, investors exercised a portion of the June 2019 Warrants and purchased 1,053,745 shares of common stock. The Company also issued warrants to the placement agents to purchase a total of 74,479 shares of common stock with an exercise price equal to $6.2938. The placement agent warrants are exercisable upon issuance and will expire five years from the date of issuance. As of September 30, 2020, the investors and placement agent hold outstanding warrants to purchase 510,309 shares of common stock warrants issued pursuant to the June 2019 Offering. See Note 10.

In July 2019, the Company issued warrants to purchase 10,000 shares of common stock to an independent contractor at an exercise price of $2.19 and in August 2019, the Company issued warrants to purchase 20,000 shares of common stock to two affiliated third-parties at an exercise price of $1.92. These warrants were determined to be equity instruments and were measured on the grant date using the Black Scholes Model. The warrants issued in July vest ratably over 12 months and expire two years from the date of issuance. As such, stock compensation expense associated with these warrants is recognized ratably over the 12-month service period. The August warrants vested on the issuance date of August 5, 2019 and expire two years from the date of issuance. As such, stock compensation expense associated with the August warrants was recognized as vested on the issuance date. For the warrants issued in July 2019, stock compensation expense of $2,000 and $10,000 was recognized during the three and nine months ended September 30, 2020.

In September 2019, concurrent with the September 2019 Offering and pursuant to the September 2019 Purchase Agreement, the Company commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of 659,414 shares of common stock, which equals 50% of the shares of common stock sold in the September 2019 Offering, with a purchase price of $0.125 per underlying warrant share and with an exercise price of $7.52 per share. The September 2019 Warrants are exercisable upon issuance and will expire five and a half years from the date of issuance. The Company also issued warrants to the placement agents to purchase a total of 65,942 shares of common stock with an exercise price equal to $9.4781. The placement agent warrants are exercisable upon issuance and will expire five years from the date of issuance. As of September 30, 2020, all 725,356 common stock warrants are outstanding that were issued with the September 2019 Offering. See Note 10.

In February 2020, the Company issued warrants to purchase 10,000 shares of common stock to an independent contractor at an exercise price of $4.91. These warrants were determined to be equity instruments and were measured on the grant date using the Black Scholes Model. The warrants vest ratably over 12 months and expire two years from the date of issuance. As such, stock compensation expense associated with these warrants is recognized ratably over the 12-month service period. Stock compensation expense of $9,400 and $28,200 associated with these warrants was recognized during the three and nine months ended September 30, 2020, respectively.

In connection with an extension of the professional services agreement with a non-affiliated third party, executed in April 2019, the Company issued an additional 150,000 warrants to purchase shares of common stock in February 2020 at an exercise price of $4.71. These warrants were determined to be equity instruments and were measured on the grant date using the Black Scholes Model. The warrants vest ratably over 12 months and expire two years from the date of issuance. As such, stock compensation expense associated with these warrants is recognized ratably over the 12-month service period. Stock compensation expense of $135,400 and $406,200 associated with these warrants was recognized during the three and nine months ended September 30, 2020, respectively.

In connection with a professional services agreement with a non-affiliated third party, executed in March 2020, the Company issued warrants to purchase 18,350 shares of common stock at an exercise price of $2.50. The warrants vested on the issuance date and expire in three years from the date of issuance. The warrants are cancelable immediately prior to a change of control subsequent to the termination/expiration of the advisory agreement. These warrants were determined to be equity instruments and were measured on the grant date using the Black Scholes Model. As such, stock compensation expense associated with these warrants was recognized as vested on the issuance date. Stock compensation expense of $0 and $36,700 was recognized during the three and nine months ended September 30, 2020, respectively.

In May 2020, in consideration for the exercise of the June 2018 Warrants in the May 2020 Warrant Exercise Transaction, the Company issued warrants to purchase 1,392,345 shares of common stock at an exercise price of $4.775 per share with an exercise period of five years from the date of issuance.  The Company also issued placement agent warrants to purchase a total of 69,617 shares of common stock that have an exercise price per share equal to $6.125 and a term of five years. As of September 30, 2020, all 1,461,962 common stock warrants are outstanding that were issued with the May 2020 Warrant Exercise Transaction. See Note 10.

In July 2020, in consideration for the exercise of the March 2018 Warrants in the July 2020 Warrant Exercise Transaction, the Company issued warrants to purchase 641,416 shares of common stock at an exercise price of $3.85 per share with an exercise period of five and one-half years from the date of issuance.  The Company also issued placement agent warrants to purchase a total of 32,071 shares of common stock that have an exercise price per share equal to $4.969 and a term of five and one-half years. As of September 30, 2020, all 673,487 common stock warrants are outstanding that were issued with the July 2020 Warrant Exercise Transaction. See Note 10.

13. Income Taxes

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was -0.1% and -0.1% for the three and nine months ended September 30, 2020, and was 0.0% and -0.1% for the three and nine months ended September 30, 2019. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

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

During the nine months ended September 30, 2020, there were no material changes to the Company’s uncertain tax positions.

14. Commitments and Contingencies

Leases

The Company leases office and laboratory space, greenhouse space, grain storage bins, warehouse space, farmland, and equipment under operating lease agreements having initial lease terms ranging from one to five years, including certain renewal options available to the Company at market rates. The Company also leases land for field trials on a short-term basis. See Note 9.

Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs, thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During the fourth quarter of 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As a result, the Company recognized a gain of $1.0 million in the consolidated statements of operations and comprehensive loss. As of September 30, 2020, the Company continues to pursue two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the condensed consolidated balance sheets as an other noncurrent liability.

Contingent Liability Related to the ISI Acquisition

On August 21, 2020, the Company acquired by merger Industrial Seed Innovations (ISI), an Oregon-based industrial hemp breeding and seed company. A portion of the purchase price consideration for the acquisition in the amount of $280,000 will be recognized in two annual installments, each of up to 132,626 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022. See Note 5.

Contracts

The Company has entered into a non-cancelable agreement with an unrelated party to provide research and development services. The agreement requires the Company to pay certain minimum funding commitments. The following table sets forth the minimum funding requirements under this agreement as of September 30, 2020 (in thousands):

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

Securities that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	980,883	691,001	980,883	691,001
Warrants to purchase common stock	4,450,689	4,170,651	4,450,689	4,170,651
Total	5,431,572	4,861,652	5,431,572	4,861,652

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss per share - Basic
Numerator:
Net loss attributable to common stockholders	$(6,391)	$(14,187)	$(13,553)	$(22,562)
Denominator:
Weighted average number of common shares outstanding	10,719,618	6,942,612	9,570,259	5,596,545
Basic net loss per share attributable to common stockholders:	$(0.60)	$(2.04)	$(1.42)	$(4.03)
Net loss per share - Diluted
Numerator:
Net loss attributable to common stockholders	$(6,391)	$(14,187)	$(13,553)	$(22,562)
Denominator:
Weighted average number of common shares outstanding	10,719,618	6,942,612	9,570,259	5,596,545
Effect of dilutive stock options	—	—	—	—
Effect of dilutive warrants	—	—	—	—
Weighted average number of common shares outstanding - diluted	10,719,618	6,942,612	9,570,259	5,596,545
Diluted net loss per share attributable to common stockholders:	$(0.60)	$(2.04)	$(1.42)	$(4.03)

16. Related-Party Transactions

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $29,000 and $40,000 as of September 30, 2020 and December 31, 2019, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

The Company currently leases land on the island of Molokai, Hawaii from an entity owned by Kevin Comcowich, the Chair of the Company’s Board of Directors, and his wife. The Company grows hemp on this land to support the operations of its joint venture Archipelago Ventures Hawaii. The original lease was executed in February 2019, covers 10 acres of land, has a term of two years and provides for rent payments of $1,200 per acre per year. The Company engaged a third-party contractor to construct a fence on the property to adhere to the rules of the hemp pilot program. Out of pocket costs to build this fence were approximately $126,400. Mr. Comcowich supplied materials to the contractor and received payments from the contractor totaling approximately $44,000. In March and April 2020, the Company entered into two lease amendments for two additional 10-acre parcels and two additional 15-acre parcels, at the same lease rate of $1,200 per acre per year, and with a term of two years. The Company made lease payments in the amount of $36,000 and $84,000 for the three and nine months ended September 30, 2020, respectively.

17. Subsequent Events

Verdeca LLC Sale Transaction

On November 12, 2020, Arcadia Biosciences, Inc. (the “Company”) entered into a Master Transaction Agreement (the “Agreement”) with Bioceres Crop Solutions Corp. (“BIOX”) pursuant to which (i) the Company sold all of its memberships interests it owned in Verdeca, LLC (“Verdeca”) to Bioceres, Inc., a wholly owned subsidiary of BIOX, and (ii) the Company and BIOX entered into a license agreement for certain intellectual property rights, including rights to the Company’s HB4 soybean trait and its GoodWheat portfolio of specialty wheat products in South and Central America.   Prior to the transaction, Verdeca was equally owned by the Company and Bioceres, Inc.

In consideration for the sale of the membership interests in Verdeca and entering into the license agreement, on November 12, 2020, BIOX paid the Company $5,000,000 in cash and issued the Company 1,875,000 shares of BIOX common stock.  BIOX will also pay the Company an additional (i) $1,000,000 payable in five equal monthly payments beginning on December 12, 2020 for transaction expenses and fees and (ii) $2,000,000 payable in four equal quarterly payments with the first payment commencing within thirty days of either BIOX reaching commercial plantings of at least 200,000 hectares of HB4 soybeans or if China approves the HB4 soybean trait for “food and feed”.  In addition to the above payments, BIOX will also pay the Company quarterly royalty payments equal to six percent (6%) for the net revenues BIOX, or its affiliates, receive from HB4 soybean sales and twenty-five percent (25%) from wheat sales; provided that royalty payments for HB4 soybeans shall not exceed $10,000,000.

The Company agreed not to sell or transfer any shares of BIOX common stock it received in this transaction for a period of 180 days without the prior written consent of BIOX, subject to certain exceptions allowing the Company to pledge shares to a lender as collateral.  In addition, by December 12, 2020, the Company is required to seek consents from certain third parties who have right of first refusal or other similar rights to the traits being licensed by the Company to BIOX.  If a third party exercises their rights of first refusal on the same terms and conditions as agreed upon by BIOX, then the Company has an option to pay BIOX $5,000,000 or 625,000 shares of BIOX common stock.  Upon such payment, BIOX shall have no further rights to such trait which was subject to the right of first refusal. The Company entered into a pledge and security agreement with BIOX for the 625,000 shares of BIOX common stock that are subject to the potential clawback.

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

We continued to cultivate hemp through third quarter of 2020 with the intention of producing CBD oil for sale. However, with the recently issued Drug Enforcement Agency (“DEA”) interim final ruling (“IFR”) and the expiration of the Hawaiian Industrial Pilot Program on October 31, 2020, Archipelago’s joint operating committee made the decision to temporarily cease operations in the manner in which it is currently configured. The DEA IFR specifies that should the THC content exceed 0.3% THC at any point during the extraction process, processers will be considered to be in possession of a Schedule I controlled substance. We will continue to monitor the regulatory environment and determine when and in what manner it is feasible and beneficial to re-enter the market. As a result, we destroyed the hemp plants that were currently in the ground and disposed of the biomass that had already been harvested, prior to October 31, 2020 as neither would have been able to be processed into CBD oil and remain in compliance with the regulatory framework effective November 1, 2020. The value of the plants and biomass totaled $1.3 million and was written off from inventory to cost of product revenue in the three months ended September 30, 2020.

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

In August 2020, we completed the acquisition of Industrial Seed Innovations (ISI) in Oregon, adding their portfolio of strong performing, federally complaint hemp varieties to our GoodWheat line of hemp seeds and transplants. Specializing in organically grown, high-CBD feminized hemp seeds and seedlings, ISI’s popular Umpqua, Rogue and Santiam seed varieties each bring unique and desirable characteristics to further differentiate our GoodHemp catalog of offerings. The acquisition also included ISI’s genetic assets and germplasm library, strengthening our hemp breeding and seed production capabilities.

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

As noted in the Overview above, we recognized a $1.3 million write-off of hemp inventory in the third quarter in reaction to recent DEA ruling.

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

As recently announced, Arcadia is partnering with Three Farm Daughters, LLLP, to develop and market food products using our patented non-GMO GoodWheat technology. Together, the companies will develop Three Farm Daughters-branded food products such as flours, pastas and baking mixes that leverage the enhanced nutritional profiles of GoodWheat ingredients. The products will be sold domestically in grocery stores and on-line, as well as internationally through the direct to consumer market.

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

We have never been profitable and had an accumulated deficit of $220.7 million as of September 30, 2020.  We had net losses of $14.6 million and $22.6 million for the nine months ended September 30, 2020 and 2019, respectively. We expect to incur substantial costs and expenses before we obtain any revenues from the sale of seeds incorporating our traits. As a result, our losses in future periods could become even more significant, and we will need additional funding to support our operating activities.

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

In 2020 and prior, we received payments from government entities in the form of government grants. Government grant revenue is accounted for as a single performance obligation for which revenues are recognized over time using the input method (e.g. costs incurred to date relative to the total estimated costs at completion). Our obligation with respect to these agreements is to perform the research on a best-efforts basis.

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

Interest Expense

Interest expense consists primarily of contractual interest on notes payable relating to the purchase of company vehicles, the revolving line of credit and the Paycheck Protection Loan.

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

Loss on Extinguishment of Warrant Liability

Loss on extinguishment of Warrant Liability is comprised of the difference between the reacquisition price and the carrying amount of the June 2018 Warrants associated with the May 2020 Warrant Exercise Transaction, and the March 2018 Warrants associated with the July 2020 Warrant Exercise Transaction.

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2020 and December 31, 2019. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
	(In thousands except percentage)
Revenues:
Product	$245	$216	$29	13%
License	10	17	(7)	(41)%
Royalty	16	—	16	100%
Contract research and government grants	43	159	(116)	(73)%
Total revenues	314	392	(78)	(20)%
Operating expenses:
Cost of product revenues	1,841	177	1,664	940%
Research and development	1,762	1,931	(169)	(9)%
Selling, general and administrative	4,292	4,477	(185)	(4)%
Total operating expenses	7,895	6,585	1,310	20%
Loss from operations	(7,581)	(6,193)	(1,388)	(22)%
Interest expense	(23)	(3)	(20)	667%
Other income, net	—	119	(119)	(100)%
Change in fair value of common stock warrant liabilities	1,130	(7,777)	8,907	115%
Loss on extinguishment of warrant liability	(682)	—	(682)	(100)%
Offering costs	—	(336)	336	100%
Net loss before income taxes	(7,156)	(14,190)	7,034	50%
Income tax benefit	(9)	3	(12)	(400)%
Net loss	(7,165)	(14,187)	7,022	49%
Net loss attributable to non-controlling interest	(774)	—	(774)	(100)%
Net loss attributable to common stockholders	$(6,391)	$(14,187)	$7,796	55%

Revenues

Product revenues accounted for 78% and 55% of our total revenues in the three months ended September 30, 2020 and 2019, respectively. The $29,000, or 13%, increase in product revenues for the three months ended September 30, 2020 compared to the same period in 2019 was primarily driven by sales of GoodWheat and additional volume of SONOVA pet food orders.

License revenues accounted for 3% and 4% of our total revenues in the three months ended September 30, 2020 and 2019, respectively.

Royalty revenues accounted for 5% and 0% of our total revenues in the three months ended September 30, 2020 and 2019, respectively. The $16,000 of royalty revenues for the three months ended September 30, 2020 represents the proportionate share of minimum annual royalty fees.  There were no such revenues for the three months ended September 30, 2019.

Contract research and government grant revenues accounted for 14% and 41% of our total revenues for the three months ended September 30, 2020 and 2019, respectively. Our contract research and government grant revenues decreased by $116,000, or 73%, in the three months ended September 30, 2020 compared to the same period in 2019. The decrease was driven by the completion of agreements and grants during 2020. Given our acute focus on selling our GoodWheat and GoodHemp products, we do not intend to continue pursuing contract research agreements and government grant projects.

Cost of Product Revenues

Cost of product revenues increased by $1,664,000, or 940%, in the three months ended September 30, 2020 compared to the same period in 2019. The increase is due to the write-down of $1,300,000 for the Archipelago inventory due to regulatory changes and $176,000 for the developmental hemp seed varieties, which did not meet regulatory and quality specifications during the three months ended September 30, 2020, respectively.

Research and Development

Research and development expenses decreased by $169,000, or 9%, in the three months ended September 30, 2020 compared to the same period in 2019. The decrease was primarily driven by a lower amount of expenses related to Verdeca offset by higher employee-related expenses as we expanded our research teams during 2020, as well as additional external hemp-related costs.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $185,000, or 4%, in the three months ended September 30, 2020 compared to the same period in 2019. The decrease was primarily driven by lower employee-related expenses, including stock compensation and bonuses, and lower travel and legal expenses.

Other Income, Net

There was no other income, net for the three months ended September 30, 2020, a decrease of $119,000, or 100%, in income when compared to the same period in 2019. The decrease was primarily related to the lower investment balance during the three months ended September 30, 2020.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

Change in the estimated fair value of $1,100,000 for the three months ended September 30, 2020 includes the fair value remeasurement of the March 2018 Warrants pursuant to the March 2018 Purchase Agreement, June 2019 Offering Warrants, and the September 2019 Offering Warrants. The estimated fair value of the June 2019 Offering Warrants, and the September 2019 Offering Warrants decreased due to the decrease in the Company’s stock price from June 30, 2020 to the September 30, 2020 remeasurement date. The change in the estimated fair value of the portion of the March 2018 Warrants associated with the July 2020 Warrant Exercise Transaction from June 30, 2020 to the transaction dated of July 8, 2020 is included, as well.

Change in the estimated fair value of $7,800,000 for the three months ended September 30, 2019 includes the fair value remeasurement of the warrants issued with the March 2018 Purchase Agreement, the June 2019 Offering, and the June 2019 Offering. The estimated fair value of the March 2018 Warrants increased due to the increase in the Company’s stock price from June 30, 2019 to the September 30, 2019 remeasurement date.

Loss on Extinguishment of Warrant Liability

Loss on extinguishment of warrant liability of $682,000 for the three months ended September 30, 2020 is comprised of the difference between the reacquisition price and the carrying amount of the portion of the March 2018 Warrants associated with the July 2020 Warrant Exercise Transaction. There was no such activity for the three months ended September 30, 2019.

Income Tax Expense

Income tax expense for the three months ended September 30, 2020 of $9,000 slightly increased when compared to the benefit of $3,000 recorded for the three months ended September 30, 2019.

Results of Operations

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
	(In thousands except percentage)
Revenues:
Product	$630	$485	$145	30%
License	110	17	93	547%
Royalty	58	—	58	100%
Contract research and government grants	106	251	(145)	(58)%
Total revenues	904	753	151	20%
Operating expenses:
Cost of product revenues	3,463	324	3,139	969%
Research and development	5,999	5,387	612	11%
Selling, general and administrative	11,689	10,434	1,255	12%
Total operating expenses	21,151	16,145	5,006	31%
Loss from operations	(20,247)	(15,392)	(4,855)	(32)%
Interest expense	(32)	(3)	(29)	(967)%
Other income, net	83	339	(256)	(76)%
Change in fair value of common stock warrant liabilities	6,212	(6,790)	13,002	191%
Loss on extinguishment of warrant liability	(635)	—	(635)	(100)%
Offering costs	—	(702)	702	100%
Net loss before income taxes	(14,619)	(22,548)	7,929	(35)%
Income tax provision	(15)	(14)	(1)	(7)%
Net loss	(14,634)	(22,562)	7,928	(35)%
Net loss attributable to non-controlling interest	(1,081)	—	(1,081)	(100)%
Net loss attributable to common stockholders	$(13,553)	$(22,562)	$9,009	(40)%

Revenues

Product revenues accounted for 70% and 64% of our total revenues in the nine months ended September 30, 2020 and 2019, respectively. The $145,000, or 30%, increase in product revenues for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily driven by sales of GoodWheat and additional volume of SONOVA pet food orders.

License revenues accounted for 12% and 2% of our total revenues in the nine months ended September 30, 2020 and 2019, respectively. The $93,000, or 547%, increase in license revenues for the nine months ended September 30, 2020 compared to the same period in 2019 was driven by the achievement of certain milestones during the nine months ended September 30, 2020.

Royalty revenues accounted for 6% and 0% of our total revenues in the nine months ended September 30, 2020 and 2019, respectively. The $58,000 of royalty revenues for the nine months ended September 30, 2020 represents the proportionate share of minimum annual royalty fees.  There were no such revenues for the nine months ended September 30, 2019.

Contract research and government grant revenues accounted for 12% and 33% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively. Our contract research and government grant revenues decreased by $145,000, or 58%, in the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was driven by the completion of agreements and grants during 2020. Given our acute focus on selling our GoodWheat and GoodHemp products, we do not intend to continue pursuing contract research agreements and government grant projects.

Cost of Product Revenues

Cost of product revenues increased by $3,139,000, or 969%, in the nine months ended September 30, 2020 compared to the same period in 2019. The increase is mainly due to the write-down of $1,300,000 for the Archipelago inventory due to regulatory changes and of $1,600,000 for the developmental hemp seed varieties, which did not meet regulatory and quality during the nine months ended September 30, 2020, respectively.

Research and Development

Research and development expenses increased by $612,000, or 11%, in the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily driven by higher employee-related expenses as we expanded our research teams during 2020, as well as external hemp-related costs. The increase was partially offset by the reduction in GoodWheat field research costs as our commercial efforts progress, as well as reduced subcontracting expenses associated with government grants.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $1,255,000, or 12%, in the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily driven by higher consulting fees and consultants’ stock compensation expense, and higher employee-related expenses.

Other Income, Net

Other income, net, of $83,000 for the nine months ended September 30, 2020 was a decrease of $256,000, or 76%, in income when compared to the same period in 2019. The decrease was primarily related to the lower investment balance in 2020.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

Change in the estimated fair value of $6,200,000 for the nine months ended September 30, 2020 includes the fair value remeasurement of the March 2018 Warrants pursuant to the March 2018 Purchase Agreement, June 2019 Offering Warrants, and the September 2019 Offering Warrants. The estimated fair value of the portion of the unexercised March 2018 Warrants, June 2019 Offering Warrants, and the September 2019 Offering Warrants decreased due to the decrease in the Company’s stock price from December 31, 2019 to the September 30, 2020 remeasurement date. The change in the estimated fair value of the portion of the March 2018 Warrants associated with the July 2020 Warrant Exercise Transaction from December 31, 2019 to the transaction date of July 8, 2020 is also included, as well as the change in the estimated fair value of the June 2018 Offering Warrants from December 31, 2019 to the transaction dated as of May 18, 2020.

Change in the estimated fair value of $6,800,000 for the nine months ended September 30, 2019 includes the fair value remeasurement of the March 2018 Warrants issued with the March 2018 Purchase Agreement and the June 2018 and June 2019 Offerings. The estimated fair value of the March 2018 Warrants, the June 2018 Offering Warrants, and the June 2019 Offering Warrants increased due to the increase in the Company’s stock price.

Loss on Extinguishment of Warrant Liability

Loss on extinguishment of warrant liability of $635,000 for the nine months ended September 30, 2020 is comprised of the difference between the reacquisition price and the carrying amount of the March 2018 Warrants associated with the July 2020 Warrant Exercise Transaction. There was no such activity for the nine months ended September 30, 2019.

Income Tax Provision

Income tax provision for the nine months ended September 30, 2020 of $15,000 was consistent with the provision of $14,000 recorded for the nine months ended September 30, 2019.

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

Liquidity, Capital Resources, and Going Concern

We have funded our operations primarily with the net proceeds from our initial public offering, private placements of equity securities and debt, as well as proceeds from the sale of our SONOVA and GoodWheat products and payments under license agreements, contract research agreements and government grants. Our principal use of cash is to fund our operations, which are primarily focused on completing development and commercializing our quality seed traits. This includes scaling harvest production of wheat, hemp and soy, as well as coordinating with our partners on their development programs. As of September 30, 2020, we had cash and cash equivalents of $10.2 million. For the nine months ended September 30, 2020, the Company had net losses of $14.6 million and net cash used in operations of $23.5 million. For the twelve months ended December 31, 2019, the Company had net losses of $28.9 million and net cash used in operations of $17.2 million.

As is disclosed in Note 10, the Company obtained funding through two separate arrangements during the first half of 2018 and two offerings during June 2019 and September 2019. On March 19, 2018, the Company entered into securities purchase agreements with institutional investors in connection with a private placement of common stock and warrants in the amount of $10 million, exclusive of any related transaction fees. On June 11, 2018, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $14 million, exclusive of any related transaction fees. On June 12, 2019, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $7.5 million exclusive of any related transaction fees. In August and September 2019, investors exercised warrants, generating cash proceeds totaling $5.3 million. On September 5, 2019, the Company entered into agreements with institutional investors through a registered direct offering in the amount of $10 million exclusive of any related transaction fees.  In May and July 2020, the Company obtained funding through two separate warrant exercise transactions in the total amount of $9.3 million, exclusive of any related transaction fees.

We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for at least the next 12 months which raises substantial doubt about the Company’s ability to continue as a going concern. See Note 1 of the notes to the condensed consolidated financial statements for more information.

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

At this time, there is significant uncertainty relating to the trajectory of the novel coronavirus outbreak and impact of related responses. The continued spread of the outbreak could materially harm our business, results of operations, and financial condition. Due to this uncertainty and plans outside of management’s control, we may not be able to achieve and implement such plans within one year after the date that the condensed consolidated financial statements are issued to address the substantial doubt that exists.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(23,467)	$(12,186)
Investing activities	14,428	(1,285)
Financing activities	12,824	22,014
Net increase in cash	$3,785	$8,543

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2020 was $23.5 million. Our net loss of $14.6 million, adjustments in our working capital accounts of $8.6 million, non-cash income from the change in fair value of common stock warrant liabilities of $6.2 million, operating lease payments of $629,000, amortization of investment premium of $44,000 and gain on disposal of equipment of $8,000, were partially offset by non-cash charges including $3.1 million of write-downs of inventory and prepaid production costs, $1.8 million of stock-based compensation, $745,000 of lease amortization, $635,000 of loss on extinguishment of warrant liability and $395,000 of depreciation.

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

Cash flows from investing activities

Cash provided by investing activities for the nine months ended September 30, 2020 consisted of $18.3 million in proceeds from sales and maturities of investments and $8,000 in proceeds from sales of equipment, which were partially offset by $2.0 million in purchases of property and equipment, $1.3 million in purchases of short-term investments and $500,000 in acquisitions (for ISI acquisition, see Note 5 to the Condensed Consolidated Financial Statements).

Cash used in investing activities for the nine months ended September 30, 2019 consisted of $18.5 million in purchases of short-term investments and $878,000 in purchases of property and equipment, which were partially offset by $18.1 million in proceeds from sales and maturities of investments.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds from the issuance of common stock relating to the exercise of the June 2018 Warrants of $6.8 million and the exercise of half of the March 2018 PIPE Warrants of $2.6 million, proceeds from borrowings of $3.1 million, capital contributions from the non-controlling interest in our joint venture of $1.2 million, and proceeds from the purchase of ESPP shares of $51,000, which were offset by payments of transactions costs related to the extinguishment of warrant liability of $863,000 and principal payments on notes payable of $26,000.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider our critical accounting policies and estimates to be revenue recognition, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), determination of the provision for income taxes, stock-based compensation, fair value of certain equity instruments, and net realizable value of inventory. See Notes 4 and 10 for the estimates made in connection with the securities purchase agreements executed during 2018, 2019, and 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2020, we issued the securities described below without registration under the Securities Act. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act.

In July 2020, pursuant to the July 2020 Warrant Exercise Transaction, the Company amended the exercise price of 641,416 March 2018 Warrants to $3.975 per share and issued a total of 641,416 shares of common stock upon exercise of those March 2018 Warrants at this new exercise price.  As consideration for the exercise of these March 2018 Warrants, the Company issued warrants to purchase 641,416 shares of common stock at an exercise price of $3.85 per share with an exercise period of five and one-half years from the date of issuance.  The Company also issued placement agent warrants to purchase a total of 32,071 shares of common stock that have an exercise price per share equal to $4.969 and a term of five and one-half years.

In August 2020, as consideration paid by the Company to acquire Industrial Seed Innovations (ISI), the Company issued 132,626 shares of the Company’s common stock to the former shareholders of ISI and agreed to issue up to a total of 265,252 additional shares of the Company’s common stock to these former shareholders if certain milestones are satisfied in 2021 and 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Exhibit Number	Exhibit Description
4.1(1)	Form on New Warrant issued on July 8, 2020

4.2(2)	Form of Placement Agent Warrant issued on July 8, 2020

10.1(3)	Form of Letter Agreement, dated as of July 6, 2020

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(4)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(4)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 4.1 filed with the Report on Form 8-K filed on July 8, 2020.
(2)	Incorporated by reference to Exhibit 4.2 filed with the Report on Form 8-K filed on July 8, 2020.
(3)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed on July 8, 2020.
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

Arcadia Biosciences, Inc.

November 13, 2020	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
President and Chief Executive Officer

November 13, 2020	By:	/s/ PAMELA HALEY
Pamela Haley
Chief Financial Officer