Form 10-Q
period 2021-06-30
Arcadia Biosciences, Inc.
filed 2021-08-16
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the registrant had 22,173,650 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$43,977	$14,042
Short-term investments	—	11,625
Accounts receivable	1,147	1,406
Inventories, net — current	3,897	3,812
Prepaid expenses and other current assets	1,895	811
Total current assets	50,916	31,696
Restricted cash	—	2,001
Property and equipment, net	3,740	3,539
Right of use asset	6,360	5,826
Inventories, net — noncurrent	3,890	3,485
Goodwill	1,648	408
Intangible assets, net	4,068	370
Other noncurrent assets	176	23
Total assets	$70,798	$47,348
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,189	$4,105
Amounts due to related parties	33	80
Debt — current	1,140	1,141
Unearned revenue — current	63	8
Operating lease liability — current	962	717
Other current liabilities	264	263
Total current liabilities	7,651	6,314
Debt — noncurrent	87	2,105
Operating lease liability — noncurrent	5,727	5,389
Common stock warrant liabilities	12,514	2,708
Other noncurrent liabilities	2,140	2,280
Total liabilities	28,119	18,796
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 22,163,650 and 13,450,861 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	63	54
Additional paid-in capital	256,616	239,496
Accumulated other comprehensive income	(12)	—
Accumulated deficit	(215,027)	(211,825)
Total Arcadia Biosciences stockholders’ equity	41,640	27,725
Non-controlling interest	1,039	827
Total stockholders' equity	42,679	28,552
Total liabilities and stockholders’ equity	$70,798	$47,348

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product	$1,379	$231	$2,183	$385
License	—	—	—	100
Royalty	26	12	51	42
Contract research and government grants	—	38	—	63
Total revenues	1,405	281	2,234	590
Operating expenses:
Cost of product revenues	1,587	1,490	2,443	1,622
Research and development	1,131	1,993	2,290	4,237
Change in fair value of contingent consideration	—	—	(140)	—
Write-down of fixed assets	—	—	210	—
Selling, general and administrative	6,370	3,674	10,439	7,397
Total operating expenses	9,088	7,157	15,243	13,256
Loss from operations	(7,682)	(6,876)	(13,009)	(12,666)
Interest expense	(1)	(6)	(8)	(9)
Other income, net	2,759	10	10,222	82
Change in fair value of common stock warrant liabilities	(498)	(3,079)	(176)	5,082
Gain on extinguishment of warrant liability	—	47	—	47
Issuance and offering costs	—	—	(769)	—
Net loss before income taxes	(5,422)	(9,904)	(3,740)	(7,464)
Income tax benefit (provision)	—	10	—	(7)
Net loss	(5,422)	(9,894)	(3,740)	(7,471)
Net loss attributable to non-controlling interest	(161)	(205)	(538)	(307)
Net loss attributable to common stockholders	$(5,261)	$(9,689)	$(3,202)	$(7,164)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(1.04)	$(0.15)	$(0.80)
Weighted-average number of shares used in per share calculations:
Basic and diluted	21,745,403	9,327,317	21,271,960	8,989,265
Other comprehensive loss, net of tax
Unrealized losses on investment securities	—	—	—	(1)
Foreign currency translation adjustment	(12)	—	(12)	—
Other comprehensive loss	(12)	—	(12)	(1)
Comprehensive loss attributable to common stockholders	$(5,273)	$(9,689)	$(3,214)	$(7,165)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2020	13,450,861	$54	$239,496	$(211,825)	$—	$827	$28,552
Issuance of shares related to the January 2021 PIPE	7,876,784	8	15,508	—	—	—	15,516
Offering costs related to the January 2021 PIPE	—	—	(2,084)	—	—	—	(2,084)
Issuance of placement agent warrants related to issuance of January 2021 PIPE	—	—	942	—	—	—	942
Issuance of shares related to employee stock purchase plan	8,604	—	21	—	—	—	21
Non-controlling interest capital contribution	—	—	—	—	—	750	750
Stock-based compensation	—	—	325	—	—	—	325
Net income	—	—	—	2,059	—	(377)	1,682
Balance at March 31, 2021	21,336,249	$62	$254,208	$(209,766)	$-	$1,200	$45,705
Issuance of shares at closing of Arcadia Wellness acquisition	827,401	1	2,052	—	—	—	2,053
Foreign currency translation adjustment	—	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	356	—	—	—	356
Net loss	—	—	—	(5,261)	—	(161)	(5,422)
Balance at June 30, 2021	22,163,650	$63	$256,616	$(215,027)	$(12)	$1,039	$42,679

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2019	8,646,149	$49	$214,826	$(207,171)	$1	$621	$8,326
Issuance of shares related to employee stock purchase plan	7,946	—	14	—	—	—	14
Stock-based compensation	—	—	772	—	—	—	772
Unrealized losses on available-for-sale securities	—	—	—	—	(1)	—	(1)
Non-controlling interest contributions	—	—	—	—	—	689	689
Net income (loss)	—	—	—	2,525	—	(102)	2,423
Balance at March 31, 2020	8,654,095	$49	$215,612	$(204,646)	$-	$1,208	$12,223
Issuance of shares related to exercise of June 2018 Warrants	1,392,345	1	5,568	—	—	—	5,569
Issuance of investor warrants related to May 2020 Warrant Transaction	—	—	4,415	—	—	—	4,415
Issuance of placement agent warrants related to issuance of May 2020 Warrants	—	—	215	—	—	—	215
Stock-based compensation	—	—	595	—	—	—	595
Non-controlling interest contributions	—	—	—	—	—	493	493
Net loss	—	—	—	(9,689)	—	(205)	(9,894)
Balance at June 30, 2020	10,046,440	$50	$226,405	$(214,335)	$—	$1,496	$13,616

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,740)	$(7,471)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant liabilities	176	(5,082)
Gain on extinguishment of warrant liability	—	(47)
Change in fair value of contingent consideration	(140)	—
Issuance and offering costs	769	—
Depreciation	484	182
Amortization of intangible assets	48	—
Lease amortization	639	484
Loss on disposal of fixed assets	135	—
Net amortization of investment premium	—	(44)
Stock-based compensation	681	1,367
Realized gain on corporate securities	(10,222)	—
Write-down of fixed assets	210	—
Write-down of inventory and prepaid production costs	983	1,421
Changes in operating assets and liabilities:
Accounts receivable	259	199
Inventories	(633)	(8,031)
Prepaid expenses and other current assets	(938)	(1,276)
Other noncurrent assets	(153)	(15)
Accounts payable and accrued expenses	1,083	2,252
Amounts due to related parties	(47)	(18)
Unearned revenue	56	(42)
Other current liabilities	1	—
Other noncurrent liabilities	(1)	(43)
Operating lease payments	(590)	(384)
Net cash used in operating activities	(10,940)	(16,548)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(713)	(1,749)
Purchases of investments	—	(1,292)
Acquisitions, net of cash acquired	(4,250)	—
Proceeds from sales and maturities of investments	21,845	17,650
Net cash provided by investing activities	16,882	14,609
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants from January 2021 PIPE securities purchase agreement	25,147	—
Payments of offering costs relating to January 2021 PIPE securities purchase agreement	(1,912)	—
Proceeds from warrant exercises from June 2018 Offering	—	6,822
Proceeds from borrowings	—	3,108
Payment of transaction costs relating to extinguishment of warrant liability	—	(594)
Principal payments on debt	(2,019)	(15)
Proceeds from ESPP purchases	27	14
Capital contributions received from non-controlling interest	750	1,182
Net cash provided by financing activities	21,993	10,517
Effects of foreign currency translation on cash and cash equivalents	(1)	—
Net increase in cash, cash equivalents and restricted cash	27,934	8,578
Cash, cash equivalents and restricted cash — beginning of period	16,043	8,417
Cash, cash equivalents and restricted cash — end of period	$43,977	$16,995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1	$—
Cash paid for interest	$21	$6
NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired with notes payable	$—	$37
Common stock warrants issued to placement agent and included in offering costs related to May 2020 Warrant Transaction	$—	$215
Shares of common stock issued at closing of Arcadia Wellness transaction	$2,053	$—
Common stock warrants issued to placement agent and included in offering costs related to January 2021 PIPE securities purchase agreement	$942	$—
Right of use assets obtained in exchange for new operating lease liabilities	$913	$3,947
Purchases of fixed assets included in accounts payable and accrued expenses	$58	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Organization

Arcadia Biosciences, Inc. (the “Company”), was incorporated in Arizona in 2002 and maintains its headquarters in Davis, California, with additional facilities in Phoenix, Arizona, American Falls, Idaho, Molokai, Hawaii, Albany, Oregon, Chesterfield, Missouri, Chatsworth, California, and Barcelona, Spain. The Company was reincorporated in Delaware in March 2015.

The Company is a producer and marketer of innovative, plant-based health and wellness products. Its history as a leader in science-based approaches to developing high-value crop improvements designed to ameliorate farm economics by enhancing the performance of crops in the field, as well as their value as food ingredients and health and wellness products, has laid the foundation for its path forward. The Company used advanced breeding techniques to develop these proprietary innovations which are now being commercialized through the sales of seed and grain, as well as food ingredients and products. The recent acquisition of the assets of Lief Holdings, LLC (“Lief”), EKO Holdings, LLC (“Eko”) and Live Zola, LLC (“Zola”) adds bath and body care products, as well as coconut water, to the Company’s portfolio.

In May 2021, the Company’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”, see Note 7), acquired the businesses of Eko, Lief, and Zola. The acquisition includes leading consumer CBD brands like Soul Spring™, the top selling CBD-infused botanical therapy brand in the natural category, Saavy Naturals™, a leading line of all-natural body care products and Provault™, a CBD-infused sports performance formula made with natural ingredients, providing effective support and recovery for athletes. Also included in the purchase is Zola, a leading coconut water sourced exclusively with sustainably grown coconuts from Thailand. Key personnel have joined Arcadia Wellness.

In April 2021, the Company’s wholly owned subsidiary Arcadia SPA, S.L. (“Arcadia Spain” or “ASPA”), acquired the assets of Agrasys S.A. (“Agrasys”), a food ingredients company based in Barcelona, Spain. The physical and intellectual property assets enable us to commercialize Tritordeum, a proprietary cereal grain that is a combination of durum wheat and wild barley, resulting in a nutritious grain high in fiber, protein and lutein. Tritordeum was developed at the Instituto de Agricultura Sostenible – Consejo Superior de Investigaciones Científicas, (IAS-CSIC) the largest public institution dedicated to agricultural research in Spain, and subsequently licensed exclusively to Agrasys for commercialization. The Company completed the transaction through Arcadia SPA, S.L., a newly formed company based in Spain, and key Agrasys personnel have joined Arcadia Spain to operate the Tritordeum and GoodWheat business in Europe.

On August 9, 2019, the Company entered into a joint venture agreement with Legacy Ventures Hawaii, LLC (“Legacy,” see Note 9) to grow, extract, and sell hemp products. The partnership, Archipelago Ventures Hawaii, LLC (“Archipelago”), combines the Company’s extensive genetic expertise and resources with Legacy’s experience in hemp extraction and sales.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, Arcadia Wellness, Arcadia Spain, and Archipelago.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $161,000 and $538,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the three and six months ended June 30, 2021, respectively. The non-controlling partner’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets as of June 30, 2021.

The functional currency of the foreign subsidiary Arcadia Spain is its local currency (i.e., the Euro). Accordingly, period-end exchange rates are applied to translate its assets and liabilities and average transaction exchange rates to translate its revenues, expenses, gains, and losses into U.S. dollars. Gains and losses arising from the remeasurement of assets and liabilities were $12,000 for the three and six months ended June 30, 2021, and $0 for the three and six months ended June 30, 2020.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of June 30, 2021, the Company had an accumulated deficit of $215.0 million, and cash and cash equivalents of $44.0 million. For the six months ended June 30, 2021, the Company had a net loss of $3.7 million and net cash used in operations of $10.9 million. For the twelve months ended December 31, 2020, the Company had net losses of $6.0 million and net cash used in operations of $30.2 million.

With cash and cash equivalents of $44.0 million as of June 30, 2021, the Company believes that its existing cash and cash equivalents will be sufficient to meet its anticipated cash requirements for at least through August 2022.

As is disclosed in Notes 12 and 13, on January 25, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale in a private placement of shares of Company common stock and warrants for an aggregate of $25.1 million, exclusive of any related transaction fees.

The Company sold all of the 1,875,000 shares of Bioceres (“BIOX”) stock acquired in the November 2020 Bioceres transaction. All of the shares of BIOX were sold in June 2021 and generated a one-time impact on liquidity in the amount of $22.2 million of gross proceeds.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The Board is issuing this Update to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. The amendments in this Update are effective for public business entities that meet the definition of a smaller reporting company, as defined by the SEC, for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU No. 2020-06 on the consolidated financial statements.

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of product revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of product revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded write-downs of wheat inventory, and hemp seed inventories of $823,000 and $983,000 during the three and six months ended June 30, 2021, respectively. The Company recorded write-downs of wheat inventory, and hemp seed inventories of $1.4 million for the three and six months ended June 30, 2020. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$1,588	$966
Goods in process	1,531	1,921
Finished goods	4,668	4,410
Inventories	$7,787	$7,297

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$3,027	$2,951
Software and computer equipment	550	591
Machinery and equipment	2,557	2,046
Furniture and fixtures	221	181
Vehicles	428	428
Leasehold improvements	2,271	2,229
Property and equipment, gross	9,054	8,426
Less accumulated depreciation and amortization	(5,314)	(4,887)
Property and equipment, net	$3,740	$3,539

Depreciation expense was $484,000 and $182,000 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, and December 31, 2020, respectively, there was $632,000 and $239,000 of construction in progress included in property and equipment that had not been placed into service and was not subject to depreciation.

During the six months ended June 30, 2021, the State of Hawaii’s Senate decided not to vote on a CBD processing bill in 2021, hence the earliest vote could happen in 2022, and its effectiveness into law will most likely be pushed to 2023. As a result, we assessed Archipelago’s fixed assets related to CBD processing for impairment and recorded a write-down in the amount of $210,000 for the three and six months ended June 30, 2021, calculated through an asset recoverability test. Given the uncertainty in the legislative developments in Hawaii, it is reasonably possible that the entity’s estimate that it will recover the carrying amount of this equipment from future operations will change in the near term.

5. Investments and Fair Value Instruments

Investments

The investments are carried at fair value, based on quoted market prices or other readily available market information.  Unrealized and realized gains and losses are recognized as other income in the condensed consolidated statements of operations and comprehensive loss.

The Company classified its investments in corporate securities of BIOX as short-term investments. The Company recorded realized gains of $10.2 million for the three and six months ended June 30, 2021, associated with the sale of all corporate securities in other income, net, in the condensed consolidated statements of operations and comprehensive loss.

The following tables summarize the amortized cost and fair value of the investment securities portfolio at June 30, 2021 and December 31, 2020.

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2021
Cash equivalents:
Money market funds	39,439	—	—	39,439
Total Assets at Fair Value	$39,439	$—	$—	$39,439

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2020
Cash equivalents:
Money market funds	$12,082	$—	$—	$12,082
Short-term investments:
Corporate securities	10,969	656	—	11,625
Total Assets at Fair Value	$23,051	$656	$—	$23,707

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of June 30, 2021.

Fair Value Measurement

The fair value of the investment securities at June 30, 2021 were as follows:

	Fair Value Measurements at June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	39,439	—	—	39,439
Total Assets at Fair Value	$39,439	$—	$—	$39,439

The fair value of the investment securities at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$12,082	$—	$—	$12,082
Short-term investments:
Corporate securities	11,625	—	—	11,625
Total Assets at Fair Value	$23,707	$—	$—	$23,707

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2021 or 2020. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable. For accounts receivable, accounts payable, accrued liabilities, and notes payable the carrying amounts of these financial instruments as of June 30, 2021 and December 31, 2020 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah acquisition, as described in Note 17, a contingent liability resulting from the Industrial Seed Innovations acquisition, as described in Note 6, and common stock warrant liabilities related to the March 2018, the June 2019, the September 2019, and the January 2021 Offerings described in Note 13.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of June 30, 2021 and December 31, 2020, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement. The contingent liability related to the Industrial Seed Innovations (“ISI”) acquisition was measured and recorded on a recurring basis as of June 30, 2021 and December 31, 2020, using unobservable inputs, namely ISI’s forecasted revenue. A significant deviation in ISI’s forecasted revenue could result in a significantly lower (higher) fair value measurement.

The warrant liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions at June 30, 2021 and December 31, 2020:

	January 2021 Warrants		September 2019 Warrants		June 2019 Warrants		March 2018 Warrants
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Remaining term (in years)	5.08	—	3.70	4.20	3.46	3.96	1.72	2.22
Expected volatility	125.8%	—	137.7%	135.0%	140.4%	135.0%	91.1%	130.0%
Risk-free interest rate	0.9%	—	0.6%	0.3%	0.6%	0.3%	0.2%	0.1%
Expected dividend yield	0%	—	0%	0%	0%	0%	0%	0%

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

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

	(Level 3)
(Dollars in thousands)	Common Stock Warrant Liability - March 2018 Purchase Agreement	Common Stock Warrant Liability - June 2019 Offering	Common Stock Warrant Liability - September 2019 Offering	Common Stock Warrant Liability - January 2021 Offering	Contingent Liabilities	Total
Balance as of December 31, 2020	$662	$832	$1,214	$-	$2,280	$4,987
Initial recognition	—	—	—	9,631	—	$9,631
Change in fair value and other adjustments	(378)	146	192	215	(140)	$36
Balance as of June 30, 2021	$284	$978	$1,406	$9,846	$2,140	$14,654

6. Industrial Seed Innovations Acquisition

In August 2020, the Company acquired by merger Industrial Seed Innovations (“ISI”), an Oregon-based industrial hemp breeding and seed company. As a result of the acquisition, the Company acquired ISI’s commercial and genetic assets, including seed varieties, germplasm library and intellectual property. ISI’s Rogue and Umpqua seed varieties are now part of Arcadia’s portfolio, alongside the Company’s GoodHemp line of genetically superior hemp seeds, transplants, and extracts. The acquisition has significantly broadened and accelerated commercialization of Arcadia’s hemp-related breeding platform, as well as established a breeding research and development facility in the Pacific Northwest, a key production area in the hemp industry.

The acquisition was recorded as a business combination, in accordance with ASC Topic 805. The purchase price consideration for the acquisition totaled an estimated $1,212,000, of which $500,000 in cash and $432,000, in the form of 132,626 shares of the Company’s common stock, was paid during the month of August 2020. The remaining amount of $280,000 will be recognized in two annual installments, each of up to 132,626 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022, and is recorded as a contingent liability at fair value in the condensed consolidated balance sheets as of June 30, 2021. The cash consideration paid for the acquisition was funded by cash on hand.

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

The following table presents the allocation of the purchase price of ISI assets acquired, based on their fair values, which was assessed during the year ended December 31, 2020.

Purchase Price Allocation
Inventory	$511
Intangible assets, net	400
Goodwill	408
Deferred tax liability	(107)
Total consideration allocated	$1,212

A deferred tax liability arising from the difference between book purchase price allocation and tax basis has been assessed in the amount of $107,000. Deferred tax liabilities are required to be recorded in purchase accounting independently of whether the acquiror has a valuation allowance on its own net deferred tax assets. As a result, the combined entity now has additional deferred tax liabilities available to reduce the amount of valuation allowance necessary. Future reversals of existing taxable temporary differences are an objective source of future taxable income. Accordingly, the purchase accounting deferred tax liabilities enabled the realization of a portion of the existing deferred tax assets, thus allowing for a reduction in the valuation allowance.  The reduction in the valuation allowance is not accounted for as part of the purchase accounting but is recognized in the condensed consolidated statements of operations and comprehensive loss as a discrete tax benefit in the income tax provision.

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

7. Arcadia Wellness Acquisition

On May 17, 2021, the Company’s wholly owned subsidiary Arcadia Wellness, acquired the assets of Eko, Lief, and Zola. The acquisition included consumer CBD brands like Soul Spring™, the CBD-infused botanical therapy brand, Saavy Naturals™, a line of all-natural body care products and Provault™, a CBD-infused sports performance formula. Also included in the purchase was Zola, a coconut water sourced from Thailand. Key personnel have joined Arcadia Wellness.

The acquisition was recorded as a business combination, in accordance with ASC Topic 805. The purchase price consideration for the acquisition totaled an estimated $6.1 million, of which $4.0 million in cash and $2.1 million in the form of 827,401 shares of the Company’s common stock, was paid during the month of May 2021. The cash consideration paid for the acquisition was funded by cash on hand.

Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred costs related to the Arcadia Wellness acquisition of approximately $850,000 included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021.

The Company performed a preliminary allocation of purchase price as of the acquisition date based on management's estimates of fair value. The Company believes its estimates and assumptions are reasonable; however, the initial estimated purchase price allocation is subject to change as the Company finalizes its determination relating to the valuation of the assets acquired, finalization of key assumptions, approaches and judgments with respect to intangible assets acquired. Accordingly, future adjustments may impact the initial estimated amount of goodwill and other allocated amounts represented in the table below. The final determination of the fair value of the assets acquired will be completed as soon as the necessary information is available, but no later than one year from the acquisition date.

The following table presents the preliminary allocation of the purchase price of the assets acquired, based on their fair values, which was assessed during the quarter ended June 30, 2021.

Purchase Price Allocation
Inventory	$840
Prepaid and other current assets	62
Fixed assets	308
Deposits	82
Customer list	360
Trade names and trademarks	2,900
Formulations	260
Goodwill	1,240
Total consideration allocated	$6,052

The former shareholders of Eko, Lief, and Zola remain responsible for their pre-acquisition liabilities. Following the definitive acquisition agreement, the Company entered into a lease agreement for the use of offices, production equipment acquired, and storage warehouses. The lease was effective on May 17, 2021 and has a term of 3 years.

For the period from May 17 to June 30, 2021, the Company recognized approximately $837,000 of revenue and $144,000 of net loss relating to Arcadia Wellness, which included charges for the amortization of acquired intangible assets.

Acquired intangible assets of $3.5 million include trade names and trademarks of $2.9 million (indefinite useful life), customer list of $360,000 (fifteen-year useful life) and formulations of $260,000 (ten-year useful life).

The total weighted average amortization period for the acquired intangibles is 12.9 years.

The acquisition produced $1.2 million of goodwill. The goodwill is attributable to a combination of Arcadia Wellness’s expectation regarding a more meaningful engagement by the customers due to the scale of the combined Company, and other synergies. Goodwill will be tested for impairment at least annually (more frequently if certain indicators are present). Goodwill arising from the Arcadia Wellness acquisition is not deductible for tax purposes.

Pro-Forma Results of Operations

The following unaudited pro-forma condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020, have been prepared as if the acquisition of Arcadia Wellness had occurred on January 1, 2020 and includes adjustments for amortization of intangibles, and the addition to basic and diluted weighted average number of shares outstanding.

	For the three months ended June 30,		For the six months ended June 30,
	2021 (Pro forma)	2020 (Pro forma)	2021 (Pro forma)	2020 (Pro forma)
Total revenues	$2,203	$2,237	$4,516	$3,862
Net income (loss)	(5,409)	(9,812)	(5,193)	(8,080)
Net income (loss) attributable to common stockholders	$(5,248)	$(9,607)	$(4,655)	$(7,773)

Weighted average shares - Basic and diluted	22,159,103	10,154,717	21,478,810	9,816,665

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(0.95)	$(0.22)	$(0.79)

8. Intangible assets, net

The Company’s intangible assets, net as of June 30, 2021, consist of the following:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Intellectual property	$796	$67	$729	$310	$27	$283
Customer lists	400	11	389	40	3	37
Total amortizable intangible assets	$1,196	$78	$1,118	$350	$30	$320

Indefinite-lived intangible assets
Brands and trademarks	$2,950	$—	$2,950	$50	$—	$50
Total intangible asset, net	$4,146	$78	$4,068	$400	$30	$370

Intellectual property and customer lists will be amortized based on their useful lives ranging between 4 and 15 years. As of June 30, 2021, future amortization of intellectual property and customer lists is as follows:

Year Ending December 31,
2021 (excluding the six months ended June 30, 2021)	$76
2022	153
2023	153
2024	153
2025	73
Thereafter	510
Total	$1,118

9. Consolidated Joint Venture

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of June 30, 2021, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3,109,000 and $3,017,000, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $161,000 and $538,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the three and six months ended June 30, 2021, respectively. Legacy’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets. Refer to Note 1 for basis of presentation.

10. Collaborative Arrangements

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

11. Leases

Operating Leases

As of June 30, 2021, the Company leases office space in Davis, CA, Phoenix, AZ, Molokai, HI, Chatsworth, CA, and Chesterfield, MO as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases a portion of the Davis office lease to a third party. During the six months ended June 30, 2021, the Company entered into two leases for office space in Chesterfield, MO and for office space and production in Chatsworth, CA, both with a lease term of 35 months following the commencement date and no renewal option. The leases commenced in April and May of 2021, respectively. There are no other leases that have not yet commenced as of June 30, 2021.

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

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Right of use asset	$6,360	$5,826
Total leased assets		$6,360	$5,826
Liabilities
Current - Operating	Operating lease liability- current	$962	$717
Noncurrent - Operating	Operating lease liability- noncurrent	5,727	5,389
Total leased liabilities		$6,689	$6,106

Lease Cost	Classification	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Operating lease cost	SG&A and R&D Expenses	$347	$261	$636	$484
Short term lease cost (1)	R&D Expenses	(17)	114	30	194
Short term lease cost	SG&A Expenses	4	3	15	3
Sublease income (2)	SG&A and R&D Expenses	(19)	(11)	(33)	(22)
Net lease cost		$315	$367	$648	$659

(1)	Short term lease cost consists of field trial lease agreements with a lease term of 12 months or less.
(2)	Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	4.6	5.0
Weighted-average discount rate	6.5%	6.0%

12. Equity Financing

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

The common stock warrants are classified as a liability within Level 3 due to a contingent cash payment feature. The Company utilized a Black Scholes Merton model on January 28, 2021 with the following assumptions: volatility of 123.8 percent, stock price of $2.88 and risk-free rate of 0.5%. The estimated fair value of the common stock warrant liability was subsequently remeasured at June 30, 2021 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss. See Note 5.

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

Equity Classified Common Stock Warrants

In connection with professional services agreements with non-affiliated third party entities, during the six months ended June 30, 2021 and the year ended December 31, 2020, the Company issued service and performance warrants (“Service and Performance Warrants”).

As of June 30, 2021, the Company issued the following warrants to purchase shares of its common stock. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2020	Warrants Outstanding at December 31, 2020	Warrants Exercised during the Six Months Ended June 30, 2021	Warrants Outstanding at June 30, 2021
January 2021 Placement Agent Warrants	January 2021	5.5 years	$3.99	—	—	—	393,839
January 2021 Service and Performance Warrants	January 2021	2 years	$3.08	—	—	—	7,500
December 2020 Warrants	December 2020	5.5 years	$3.00	—	2,618,658	—	2,618,658
December 2020 Placement Agent Warrants	December 2020	5 years	$3.82	—	130,933	—	130,933
July 2020 Warrants	July 2020	5.5 years	$3.85	—	641,416	—	641,416
July 2020 Placement Agent Warrants	July 2020	5.5 years	$4.97	—	32,071	—	32,071
May 2020 Warrants	May 2020	5 years	$4.78	—	1,392,345	—	1,392,345
May 2020 Placement Agent Warrants	May 2020	5 years	$6.13	—	69,617	—	69,617
March 2020 Service and Performance Warrants	March 2020	3 years	$2.50	—	18,350	—	18,350
February 12, 2020 Service and Performance Warrants	February 2020	2 years	$4.71	—	150,000	—	150,000
February 3, 2020 Service and Performance Warrants	February 2020	2 years	$4.91	—	10,000	—	10,000
September 2019 Placement Agent Warrants	September 2019	5 years	$9.48	—	65,942	—	65,942
August 2019 Service and Performance Warrants	August 2019	2 years	$1.92	—	20,000	—	20,000
July 2019 Service and Performance Warrants	July 2019	2 years	$2.19	—	10,000	—	10,000
June 2019 Placement Agent Warrants	June 2019	5 years	$6.29	—	74,479	—	74,479
April 2019 Service and Performance Warrants	April 2019	5 years	$6.18	—	145,154	—	145,154
June 2018 Placement Agent Warrants	June 2018	5 years	$12.57	—	69,617	—	69,617
March 2018 Placement Agent Warrants	March 2018	5 years	$41.56	—	15,038	—	15,038
Total				—	5,463,620	—	5,864,959

Liability Classified Common Stock Warrants

Certain warrants contain a contingent cash payment feature and therefore were accounted for as a liability at the date of issuance and are adjusted to fair value at each balance sheet date.  The change in fair value of the warrant liability is recorded as change in fair value of common stock warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. The key terms and activity of the liability classified common stock warrants are summarized as follows:

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2020	Warrants Outstanding at December 31, 2020	Warrants Exercised during the Six Months Ended June 30, 2021	Warrants Outstanding at June 30, 2021
January 2021 Warrants	January 2021	5.5 years	$3.13	—	—	—	3,938,392
September 2019 Warrants	September 2019	5.5 years	$7.52	—	659,414	—	659,414
June 2019 Warrants	June 2019	5.5 years	$5.00	—	435,830	—	435,830
June 2018 Warrants	June 2018	5.5 years	$9.94	1,392,345	—	—	—
March 2018 Warrants	March 2018	5 years	$10.73	641,416	641,416	—	641,416
Total				2,033,761	1,736,660	—	5,675,052

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

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 120,000 shares. On May 17, 2021, upon completion of the Arcadia Wellness transaction, the Company granted 248,000 inducement stock option pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On May 28, 2021, the Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of these inducement stock options. The inducement options grants have been issued outside of the 2015 Plan, but the options are subject to the terms and conditions of the 2015 Plan. As of June 30, 2021, a total of 1,595,068 shares of common stock were reserved for issuance under the 2015 Plan, of which 141,304 shares of common stock are available for future grant. As of June 30, 2021, a total of 9,381 and 1,453,764 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2020, a total of 19,172 and 870,587 options are outstanding under the 2006 and 2015 Plans, respectively.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2020	889,759	$14.46	$240
Options granted	982,042	2.88
Options exercised	—	—
Options forfeited	(115,720)	3.52
Options expired	(44,936)	128.45
Outstanding — Balance at June 30, 2021	1,711,145	$5.56	$138,915
Vested and expected to vest — June 30, 2021	1,683,195	$5.58	$138,563
Exercisable — June 30, 2021	612,570	$9.86	$2,690

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by our Board of Directors for each of the respective periods. The intrinsic value of options exercised was $0 for both quarters ended June 30, 2021 and 2020.

As of June 30, 2021, there was $2.5 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 3.26 years.

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

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (years)	6.84	7.69	6.37	6.57
Expected volatility	122%	112%	122%	119%
Risk-free interest rate	1.06%	0.54%	0.81%	1.12%
Dividend yield	—	—	—	—

The Company recognized $0.3 million and $0.6 million of compensation expense for stock options awards for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $0.7 million and $1.4 million of compensation expense for stock options awards for the six months ended June 30, 2021 and 2020, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of June 30, 2021, the number of shares of common stock reserved for future issuance under the ESPP is 118,307. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of June 30, 2021, 43,660 shares had been issued under the ESPP. The Company recorded $8,000 and $28,200 of ESPP related compensation expense for the quarters ended June 30, 2021 and 2020, respectively.

15. Debt

Vehicle Loans

The Company entered into notes payable agreements to finance the purchase of company vehicles. The Company has various vehicle loans that mature in 2024 and have interest rates that range from 7.64% to 8.00%.  As of June 30, 2021, the outstanding balance of vehicle loans was $122,000.

Paycheck Protection Program Note

On April 16, 2020, the Company borrowed $1.1 million and entered into a promissory note for the same amount (the “PPP Note”) under the Paycheck Protection Program (“PPP”) that was established under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) of 2020. The PPP Note matures on April 16, 2022, bears an interest rate of 1.00% per year, with interest accruing monthly beginning on November 2, 2020.  The Company may prepay the PPP Note at any time prior to maturity with no prepayment penalties. The principal amount of the PPP Note and accrued interest are eligible for forgiveness if the proceeds are used for qualifying expenses, including payroll, rent, and utilities during the eight-week period commencing on April 16, 2020. The Company will be obligated to repay any portion of the principal amount of the PPP Note that is not forgiven, together with accrued interest thereon, until such unforgiven portion is paid in full. The Company has applied for loan forgiveness and expects to complete the process within the required timeframe. No assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part. As of June 30, 2021, the outstanding balance of the PPP Note was $1.1 million.

Promissory Note

On June 26, 2020, the Company executed a promissory note (the “Note") in the amount of $2.0 million, payable to MidFirst Bank, a federally chartered savings association (the "Lender").  The Note was issued in accordance with the terms of a Loan Agreement dated as of May 18, 2020 entered into by the Company and the Lender (the “Loan Agreement”) in which the Lender agreed to make advances to the Company from time to time, at any amount up to but not to exceed $2.0 million. Pursuant to the Loan Agreement, the Note accrued interest, adjusted monthly, at a rate equal to the greater of (i) 3.25% and (ii) the sum of (a) the quotient of the LIBOR Index divided by (one minus the reserve requirement set by the Federal Reserve), and (b) 2.50%.   The Company was required to make monthly interest payments on the Note to the Lender and pay the full principal amount plus any accrued but unpaid interest outstanding under the Note no later than May 18, 2023.  The Company and the Lender also entered into a Pledge and Security Agreement dated as of May 18, 2020 whereby the Company agreed to secure the Note by granting a security interest to the Lender for the Company’s deposit account held with and controlled by the Lender.  Due to the lender’s control of the deposit account, the balance of $2.0 million is included in restricted cash on the condensed consolidated balance sheets as of December 31, 2020. As of June 30, 2021, there was no outstanding balance of the Note. On February 26, 2021, the Company repaid the full balance of $2.0 million, and on March 31, 2021, the line of credit was closed.

Maturities of current and noncurrent debt as of June 30, 2021, are as follows (in thousands):

Years ending December 31,	Amounts
Remainder of 2021	$1,126
2022	36
2023	37
2024	27
2025	1
Thereafter	—
Total	$1,227

16. Income Taxes

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was -0.01% and -0.09% for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was -0.01% and -0.10% for the six months ended June 30, 2021 and 2020, respectively. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets and foreign withholding taxes.

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

During the six months ended June 30, 2021, there were no material changes to the Company’s uncertain tax positions.

17. Commitments and Contingencies

Leases

The Company leases office and laboratory space, greenhouse space, grain storage bins, warehouse space, farmland, and equipment under operating lease agreements having initial lease terms ranging from one to five years, including certain renewal options available to the Company at market rates. The Company also leases land for field trials on a short-term basis. See Note 11.

Legal Matters

From time to time, in the ordinary course of business, the Company may become involved in certain legal proceedings. The Company currently is not a party to any material litigation or other material legal proceedings.

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of June 30, 2021, the Company continues to pursue two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the condensed consolidated balance sheets as an other noncurrent liability.

Contingent Liability Related to the ISI Acquisition

In August 2020, the Company acquired by merger Industrial Seed Innovations (ISI). A portion of the purchase price consideration for the acquisition in the amount of $280,000 will be recognized in two annual installments, each of up to 132,626 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022. The contingent consideration of $280,000 was measured and recorded at fair value. As of June 30, 2021, the full amount of the contingent consideration is included in other noncurrent liabilities as no installments will become due within 12 months from the condensed consolidated balance sheets date. During the six months ended June 30, 2021 as a result of a remeasurement of the contingent consideration, a $140,000 decrease in the related liability was recorded as a change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive loss.

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

18. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the three and six months ended June 30, 2021 and 2020, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	1,711,145	996,615	1,711,145	996,615
Warrants to purchase common stock	11,540,011	4,418,618	11,540,011	4,418,618
Total	13,251,156	5,415,233	13,251,156	5,415,233

19. Related-Party Transactions

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $33,000 and $80,000 as of June 30, 2021 and December 31, 2020, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

The Company currently leases land on the island of Molokai, Hawaii from an entity owned by Kevin Comcowich, the Chair of the Company’s Board of Directors, and his wife. The Company grows hemp on this land to support the operations of its joint venture Archipelago Ventures Hawaii. The original lease was executed in February 2019, covers 10 acres of land, has a term of two years and provides for rent payments of $1,200 per acre per year. During the quarter ended March 31, 2020, the Company engaged a third-party contractor to construct a fence on the property to adhere to the rules of the hemp pilot program. Out of pocket costs to build this fence were approximately $126,400. Mr. Comcowich supplied materials to the contractor and received payments from the contractor totaling approximately $44,000. In March and April 2020, the Company entered into two lease amendments for two additional 10-acre parcels and two additional 15-acre parcels, at the same lease rate of $1,200 per acre per year, and with a term of two years. The Company made lease payments in the amount of $42,000 and $48,000 for the six months ended June 30, 2021 and 2020, respectively.

20. Subsequent Events

Management has evaluated subsequent events through August 16, 2021, the date that the financial statements were available to be issued.

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

Overview

We are a producer and marketer of innovative, plant-based health and wellness products. Our history as a leader in science-based approaches to developing high value crop improvements primarily in wheat, hemp and soy, designed to enhance farm economics by improving the performance of crops in the field, as well as their value as food ingredients, health and wellness products, and their viability for industrial applications, has laid the foundation for our path forward. We have used advanced breeding techniques to develop these proprietary innovations which we are now commercializing through the sales of seed and grain, food ingredients and products, hemp extracts, trait licensing and royalty agreements. The recent acquisition of the assets of Lief Holdings, LLC (“Lief”), EKO Holdings, LLC (“EKO”) and Live Zola, LLC (“Zola”) adds bath and body care products, as well as coconut water, to our portfolio of products.

Our commercial strategy is to satisfy consumer nutrition, health and wellness demands with the superior functional benefits our crops deliver directly from the farm, enabling us to share premium economics throughout the ag-food supply chain and to build a world-class estate of high value traits and varieties. The acquisition of the Lief, EKO and Zola brands allows us to broaden our reach within the health and wellness sector.

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

In addition to bringing new hemp varieties to market, we also see an attractive opportunity to service the growing consumer demand for Cannabidiol (“CBD”) and other hemp-derived cannabinoids. CBD is a naturally occurring compound found in the resinous flower of cannabis, a plant with a rich history as a medicine going back thousands of years. Today the therapeutic properties of CBD are being tested and confirmed by scientists and doctors around the world. According to a New Frontier Data report issued in March 2020, U.S. consumer spending on CBD is projected to grow from an estimated $14B USD in 2020 to $26B USD in 2025 with global demand accelerating significantly as countries formalize regulatory frameworks for the industry. Backed by our own consumer survey data, we believe our premium Hawaiian grown hemp provides a unique value proposition to consumers that will enable us to gain traction in the marketplace as we grow our business channels.

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

We are preparing for the launch of a line of food products under our GoodWheat brand, with pasta as the initial category to be introduced in a soft-launch at the end of this year. Our pasta products will utilize our GoodWheat grain as the sole ingredient, providing them with a higher fiber content than traditional wheat. Additional categories of products are slated for launch in 2022.

Arcadia Wellness, LLC

In May 2021, our wholly-owned subsidiary Arcadia Wellness, LLC, acquired the assets of Eko, Lief, and Zola. The acquisition includes leading consumer CBD brands like Soul Spring™, the top selling CBD-infused botanical therapy brand in the natural category, Saavy Naturals™, a leading line of all-natural body care products and Provault™, a CBD-infused sports performance formula made with natural ingredients, providing effective support and recovery for athletes. Also included in the purchase is Zola, a leading coconut water sourced exclusively with sustainably grown coconuts from Thailand. Key personnel have joined Arcadia Wellness.

Arcadia GoodHemp™

In December 2019, we announced the launch of a new product line, GoodHemp, as the company's new commercial brand for delivering hemp seeds, transplants, flower and extracts. The acquisition of Industrial Seed Innovations (“ISI”) in August 2020 brought ISI’s portfolio of strong performing, federally compliant hemp varieties to Arcadia’s GoodHemp™ catalog. ISI’s popular Umpqua and Rogue seed varieties each bring unique and highly desirable characteristics to further differentiate Arcadia’s GoodHemp catalog. We have since introduced another variety, Santiam, to the market, and have built a pipeline with the ability to deliver new commercial varieties.

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

Arcadia SPA

In April 2021, we acquired the assets of Agrasys S.A., a food ingredients company based in Barcelona, Spain. The physical and intellectual property assets enable us to commercialize Tritordeum, a proprietary cereal grain that is a combination of durum wheat and wild barley, resulting in a nutritious grain high in fiber, protein and lutein. Tritordeum was developed at the Instituto de Agricultura Sostenible – Consejo Superior de Investigaciones Científicas, (IAS-CSIC) the largest public institution dedicated to agricultural research in Spain, and subsequently licensed exclusively to Agrasys for commercialization. We completed the transaction through Arcadia SPA, S.L., a newly formed company based in Spain, and key Agrasys personnel have joined Arcadia SPA to operate the Tritordeum and GoodWheat business in Europe.

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

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product revenues, royalties, license revenues and contract research agreements. Given our acute focus on selling our GoodWheat, GoodHemp, Arcadia Wellness, and Arcadia Spain products, we do not intend to continue pursuing contract research agreements and government grant projects.

Product Revenues

Our product revenues to date have consisted primarily of sales of our SONOVA products, and GoodWheat grain sales. This quarter also include revenues from our GoodHemp product, which tends to be seasonal with the growing season, as well as sales of products within the recently acquired brands now part of Arcadia Wellness and Arcadia Spain. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. Our revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

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

Operating Expenses

Cost of Product Revenues

Cost of product revenues relates to the sale of our SONOVA, GoodWheat, GoodHemp, Arcadia Wellness, and Arcadia Spain products and consists of in-licensing and royalty fees, any adjustments or write-downs to inventory or prepaid production costs, as well as the cost of raw materials, including internal and third-party services costs related to procuring, processing, formulating, packaging and shipping our products.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee costs, professional service fees, broker and sales commission fees, and overhead costs. Our selling, general, and administrative expenses may fluctuate from period to period. In connection with our commercialization activities for our consumer products, we expect to increase our investments in sales and marketing and business development, including additional consulting fees.

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

Interest Expense

Interest expense consists primarily of contractual interest on notes payable relating to the purchase of company vehicles, and the revolving line of credit.

Other Income, Net

Other income, net, consists of realized gains on corporate securities, interest income and the amortization of investment premium and discount on our cash and cash equivalents and investments.

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

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2021 and December 31, 2020. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(In thousands except percentage)
Revenues:
Product	$1,379	$231	$1,148	497%
License	—	—	—	0%
Royalty	26	12	14	118%
Contract research and government grants	—	38	(38)	(100)%
Total revenues	1,405	281	1,124	400%
Operating expenses:
Cost of product revenues	1,587	1,490	97	7%
Research and development	1,131	1,993	(862)	(43)%
Selling, general and administrative	6,370	3,674	2,696	73%
Total operating expenses	9,088	7,157	1,931	27%
Loss from operations	(7,682)	(6,876)	(806)	12%
Interest expense	(1)	(6)	5	(78)%
Other income, net	2,759	10	2,749	27490%
Change in fair value of common stock warrant liabilities	(498)	(3,079)	2,581	(84)%
Gain on extinguishment of warrant liability	—	47	(47)	(100)%
Net loss before income taxes	(5,422)	(9,904)	4,482	(45)%
Income tax benefit (provision)	—	10	(10)	(100)%
Net loss	(5,422)	(9,894)	4,472	(45)%
Net loss attributable to non-controlling interest	(161)	(205)	44	(21)%
Net loss attributable to common stockholders	$(5,261)	$(9,689)	$4,428	(46)%

Revenues

Product revenues accounted for 98% and 82% of our total revenues in the three months ended June 30, 2021 and 2020, respectively. The $1,148,000, or 497%, increase in product revenues for the three months ended June 30, 2021 compared to the same period in 2020 was primarily driven by $837,000 of sales related mainly to the newly acquired lines of products Zola and Soul Spring, in addition to $271,000 of sales of GoodHemp seeds.

Royalty revenues accounted for 2% and 4% of our total revenues in the three months ended June 30, 2021 and 2020, respectively. The $26,000 of royalty revenues for the three months ended June 30, 2021 represents the proportionate share of contracted minimum annual royalty fees.

Contract research and government grant revenues accounted for 0% and 14% of our total revenues for the three months ended June 30, 2021 and 2020, respectively. Our contract research and government grant revenues decreased by $38,000, or 100%, in the three months ended June 30, 2021 compared to the same period in 2020. The decrease was driven by the completion of agreements and grants during 2020. We do not intend to continue pursuing contract research agreements and government grant projects as we focus on selling our commercial products.

Cost of Product Revenues

Cost of product revenues increased by $97,000, or 7%, in the three months ended June 30, 2021 compared to the same period in 2020. The increase is due to the increase in cost of product revenues of $665,000 related to the newly acquired product lines, partially offset by lower inventory write-downs, which amounted to $720,000 during the three months ended June 30, 2021, and $1.4 million during the three months ended June 30, 2020.

Research and Development

Research and development expenses decreased by $862,000, or 43%, in the three months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily driven by the Company pivoting its focus to commercialization, which led to lower employee-related expenses, and related activity costs as we right-sized our research teams.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $2.7 million, or 73%, in the three months ended June 30, 2021, compared to the same period in 2020. The increase was driven by the acquisitive activities this quarter, including investment banker success fees, legal diligence and transaction fees, and additional salaries and benefits associated with the increased headcount. We have also increased commercial and marketing personnel and activities in preparation for new product launches, including additional consulting fees.

Other Income, Net

Other income, net increased by $2.7 million in the three months ended June 30, 2021 when compared to the same period in 2020. This is primarily due to the realized gain resulting from the sale of the shares of BIOX.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

Change in the estimated fair value of common stock warrant liabilities resulted in a loss of $498,000 for the three months ended June 30, 2021, due to the fair value remeasurement of the common stock warrant liabilities driven by the change in the stock price, risk-free rates and volatility during the second quarter of 2021.

Income Tax Expense

Income tax expense for the three months ended June 30, 2021 of $0, slightly decreased when compared to the expense of $10,000 recorded for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(In thousands except percentage)
Revenues:
Product	$2,183	$385	$1,798	467%
License	—	100	(100)	(100)%
Royalty	51	42	9	21%
Contract research and government grants	—	63	(63)	(100)%
Total revenues	2,234	590	1,644	279%
Operating expenses:
Cost of product revenues	2,443	1,622	821	51%
Research and development	2,290	4,237	(1,947)	(46)%
Change in fair value of contingent consideration	(140)	—	(140)	(100)%
Write-down of fixed assets	210	—	210	100%
Selling, general and administrative	10,439	7,397	3,042	41%
Total operating expenses	15,243	13,256	1,987	15%
Loss from operations	(13,009)	(12,666)	(343)	(3)%
Interest expense	(8)	(9)	1	13%
Other income, net	10,222	82	10,140	12365%
Change in fair value of common stock warrant liabilities	(176)	5,082	(5,258)	103%
Gain on extinguishment of warrant liability	—	47	(47)	(100)%
Issuance and offering costs	(769)	—	(769)	(100)%
Net loss before income taxes	(3,740)	(7,464)	3,724	(50)%
Income tax benefit (provision)	—	(7)	7	100%
Net loss	(3,740)	(7,471)	3,731	(50)%
Net loss attributable to non-controlling interest	(538)	(307)	(231)	(75)%
Net loss attributable to common stockholders	$(3,202)	$(7,164)	$3,962	(55)%

Revenues

Product revenues accounted for 98% and 65% of our total revenues in the six months ended June 30, 2021 and 2020, respectively. The $1,798,000, or 467%, increase in product revenues for the six months ended June 30, 2021 compared to the same period in 2020 was primarily driven by $837,000 of sales related mainly to the newly acquired lines of products Zola and Soul Spring, plus $285,000 of sales of GoodHemp seeds, and higher sales of GoodWheat.

License revenues accounted for 0% and 17% of our total revenues in the six months ended June 30, 2021, and 2020, respectively. The $100,000 in license revenues for the six months ended June 30, 2020 was due to the achievement of certain milestones.

Royalty revenues accounted for 2% and 7% of our total revenues in the six months ended June 30, 2021 and 2020, respectively. The $51,000 of royalty revenues for the six months ended June 30, 2021 represents the proportionate share of contracted minimum annual royalty fees.

Contract research and government grant revenues accounted for 0% and 11% of our total revenues for the six months ended June 30, 2021 and 2020, respectively. Our contract research and government grant revenues decreased by $63,000, or 100%, in the six months ended June 30, 2021 compared to the same period in 2020. The decrease was driven by the completion of agreements and grants during 2020. We do not intend to continue pursuing contract research agreements and government grant projects, as we focus on selling our commercial products.

Cost of Product Revenues

Cost of product revenues increased by $821,000, or 51%, in the six months ended June 30, 2021 compared to the same period in 2020. The increase is in line with sales from the newly acquired lines of products within Arcadia Wellness, in the amount of $665,000 of additional cost of product revenues, in addition to higher sales of GoodHemp seeds and GoodWheat grain. The increase is partially offset by lower inventory write-downs in the amount of $0.9 million, during the six months ended June 30, 2021, compared to $1.4 million during the six months ended June 30, 2020.

Research and Development

Research and development expenses decreased by $1.9 million, or 46%, in the six months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily driven by the Company pivoting its focus to commercialization, which led to lower employee-related expenses as we right-sized our research teams.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $3.0 million, or 41%, in the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by acquisitive activities this quarter, including investment banker success fees, legal diligence and transaction fees, and additional salaries and benefits associated with the increased headcount. We have also increased commercial and marketing personnel and consulting activities in preparation for new product launches.

Change in fair value of contingent consideration

During the six months ended June 30, 2021, the change in the fair value of contingent consideration was due to the ISI contingent consideration remeasurement that resulted in a decrease of the liability in the amount of $140,000. There was no change in fair value of contingent consideration during the six months ended June 30, 2020.

Write-down of fixed assets

We assessed Archipelago’s fixed assets related to CBD processing for impairment and recorded a write-down in the amount of $210,000 for the six months ended June 30, 2021. There were no such impairments during the six months ended June 30, 2020. See Note 4.

Other Income, Net

Other income, net increased by $10.1 million in the six months ended June 30, 2021 when compared to the same period in 2020. This is primarily due to the realized gain resulting from the sale of the shares of BIOX.

Issuance and offering costs

Offering costs increased by $769,000 for the six months ended June 30, 2021, and comprised of the placement agent fees, placement agent warrants, and legal and accounting fees related to the January 2021 PIPE financing transaction. There were no issuance and offering costs for the six months ended June 30, 2020.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

Change in the estimated fair value of common stock warrant liabilities resulted in income of $176,000 for the six months ended June 30, 2021, due to the fair value remeasurement of the common stock warrant liabilities driven by the change in the stock price, risk-free rates and volatility during the six months ended June 30, 2021.

Income Tax Expense

Income tax expense for the six months ended June 30, 2021, of $0 slightly decreased when compared to the expense of $7,000 recorded for the six months ended June 30, 2020.

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

Liquidity, Capital Resources, and Going Concern

We have funded our operations primarily with the net proceeds from the sale of our securities and incurring debt, as well as from the sale of our SONOVA, GoodWheat, and GoodHemp products and payments under license agreements, contract research agreements and government grants. Our principal use of cash is to fund our operations, which are primarily focused on completing development and commercializing our quality seed traits. This includes scaling harvest production of wheat and hemp, as well as coordinating with our partners on their development programs. As of June 30, 2021, we had cash and cash equivalents of $44.0 million. For the six months ended June 30, 2021, the Company had a net loss of $3.7 million and net cash used in operations of $10.9 million. For the twelve months ended December 31, 2020, the Company had net losses of $6.0 million and net cash used in operations of $30.2 million.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. See Note 1 of the notes to the condensed consolidated financial statements for more information.

As is disclosed in Notes 12 and 13, on January 25, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale in a private placement of shares of Company common stock and warrants for an aggregate of $25.1 million, exclusive of any related transaction fees.

We sold all of the 1,875,000 shares of Bioceres stock we acquired in the November 2020 Bioceres transaction. The sale generated gross and net proceeds of $22.2 million, and $21.8 million, respectively.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(10,940)	$(16,548)
Investing activities	16,882	14,609
Financing activities	21,993	10,517
Net increase in cash	$27,934	$8,578

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2021, was $10.9 million. Our net loss of $3.7 million, non-cash charges including $676,000 of stock-based compensation, $639,000 of lease amortization, the change in fair value of common stock warrant liabilities of $176,000, $210,000 of write-down of fixed assets, and $484,000 of depreciation were offset by adjustments in our working capital accounts of $373,000, $10.2 million of realized gain on corporate securities, other non-cash income from the change in fair value of contingent consideration of $140,000, and operating lease payments of $590,000.

Cash used in operating activities for the six months ended June 30, 2020 was $16.5 million. Our net loss of $7.5 million, adjustments in our working capital accounts of $7.0 million, non-cash income from the change in fair value of common stock warrant liabilities of $5.1 million, operating lease payments of $384,000, gain on extinguishment of warrant liability of $47,000, and amortization of investment premium of $44,000 were partially offset by non-cash charges including $1.4 million of stock-based compensation, $484,000 of lease amortization, write-downs of inventory and prepaid production costs of $1.4 million and $182,000 of depreciation.

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2021 consisted of $21.8 million of proceeds from sales of investments, partially offset by $4.3 million of acquisitions, and $713,000 in purchases of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2020 consisted of $17.7 million in proceeds from sales and maturities of investments, which were offset by $1.3 million in purchases of short-term investments and $1.7 million in purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds from the issuance of common stock relating to the January 2021 PIPE financing transaction of $25.1 million gross proceeds, capital contributions from the non-controlling interest in our joint venture of $750,000, and proceeds from the purchase of ESPP shares of $27,000, which were offset by payments of transaction costs related to the January 2021 PIPE of $1.9 million and principal payments on debt of $2.0 million.

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

We consider our critical accounting policies and estimates to be revenue recognition, determination of the provision for income taxes, stock-based compensation, fair value of certain equity instruments, and net realizable value of inventory. See Notes 5, 12 and 13 for the estimates made in connection with the securities purchase agreements executed during 2018, 2019, 2020 and 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, liquidity or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Risk associated with CBD products

The manufacture, labeling and distribution by us of the CBD products in our portfolio is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the allowable scope of our product claims or the ability to sell our products in the future. The FDA may regulate these products to ensure that the products are not misrepresented. We are subject to regulation by the federal government and other state and local agencies as a result of our CBD products. The changing compliance environment increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and our financial results. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to the U.S. Federal Trade Commission, or FTC, under the Federal Trade Commission Act regulation. Additionally, some states also permit advertising and labeling laws to be enforced by attorneys general who may seek relief for consumers, seek class-action certifications, seek class-wide damages and product recalls of products sold by us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, we issued the securities described below without registration under the Securities Act. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act.

On May 17, 2021, we issued 827,400 unregistered shares of our common stock as partial payment to TPCO US Holdings, LLC for the acquisition of assets from Eko Holdings, LLC, Lief Holdings, LLC, and Live Zola, LLC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1(1)	Employment letter for Chris Cuvelier, Chief Growth Officer.

10.2(2)	Asset Purchase Agreement dated May 17, 2021, by and among Arcadia, Buyer, Seller, Eko, Lief, Zola and Parent.

10.3(1)(3)	Inducement Option Grant for Chris Cuvelier.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(4)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(4)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL (and contained in Exhibit 101).

(1)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
(2)	Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed on May 21, 2021.
(3)	Incorporated by reference to Exhibit 10.2 filed with the Report on Form 8-K filed on May 21, 2021.
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

Arcadia Biosciences, Inc.

August 16, 2021	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
President and Chief Executive Officer

August 16, 2021	By:	/s/ PAMELA HALEY
Pamela Haley
Chief Financial Officer