Form 10-Q
period 2021-09-30
Arcadia Biosciences, Inc.
filed 2021-11-15
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 22,184,235 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2021

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$35,526	$14,042
Short-term investments	—	11,625
Accounts receivable	1,453	1,406
Inventories, net — current	5,447	3,812
Prepaid expenses and other current assets	1,408	811
Total current assets	43,834	31,696
Restricted cash	—	2,001
Property and equipment, net	2,634	3,539
Right of use asset	3,486	5,826
Inventories, net — noncurrent	3,539	3,485
Goodwill	1,648	408
Intangible assets, net	3,905	370
Other noncurrent assets	182	23
Total assets	$59,228	$47,348
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,004	$4,105
Amounts due to related parties	51	80
Debt — current	36	1,141
Unearned revenue — current	—	8
Operating lease liability — current	1,134	717
Other current liabilities	264	263
Total current liabilities	6,489	6,314
Debt — noncurrent	78	2,105
Operating lease liability — noncurrent	2,562	5,389
Common stock warrant liabilities	7,736	2,708
Other noncurrent liabilities	2,140	2,280
Total liabilities	19,005	18,796
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 22,184,235 and 13,450,861 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	63	54
Additional paid-in capital	257,009	239,496
Accumulated other comprehensive income	(24)	—
Accumulated deficit	(217,203)	(211,825)
Total Arcadia Biosciences stockholders’ equity	39,845	27,725
Non-controlling interest	378	827
Total stockholders' equity	40,223	28,552
Total liabilities and stockholders’ equity	$59,228	$47,348

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product	$2,324	$245	$4,506	$630
License	17	10	17	110
Royalty	35	16	86	58
Contract research and government grants	—	43	—	106
Total revenues	2,376	314	4,609	904
Operating expenses:
Cost of product revenues	2,511	1,841	4,954	3,463
Research and development	1,038	1,762	3,328	5,999
Impairment of intangible assets	120	—	120	—
Change in fair value of contingent consideration	—	—	(140)	—
Write-down of fixed assets	1,108	—	1,319	—
Selling, general and administrative	6,312	4,292	16,750	11,689
Total operating expenses	11,089	7,895	26,331	21,151
Loss from operations	(8,713)	(7,581)	(21,722)	(20,247)
Interest expense	(15)	(23)	(23)	(32)
Other (expense) income, net	(7)	—	10,214	83
Change in fair value of common stock warrant liabilities	4,777	1,130	4,601	6,212
Loss on extinguishment of warrant liability	—	(682)	—	(635)
Gain on extinguishment of PPP loan	1,123	—	1,123	—
Issuance and offering costs	—	—	(769)	—
Net loss before income taxes	(2,835)	(7,156)	(6,576)	(14,619)
Income tax provision	(1)	(9)	(1)	(15)
Net loss	(2,836)	(7,165)	(6,577)	(14,634)
Net loss attributable to non-controlling interest	(661)	(774)	(1,199)	(1,081)
Net loss attributable to common stockholders	$(2,175)	$(6,391)	$(5,378)	$(13,553)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.60)	$(0.26)	$(1.42)
Weighted-average number of shares used in per share calculations:
Basic and diluted	22,177,423	10,719,618	20,976,105	9,570,259
Other comprehensive loss, net of tax
Unrealized losses on investment securities	—	—	—	(1)
Foreign currency translation adjustment	(12)	—	(24)	—
Other comprehensive loss	(12)	—	(24)	(1)
Comprehensive loss attributable to common stockholders	$(2,187)	$(6,391)	$(5,402)	$(13,554)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2020	13,450,861	$54	$239,496	$(211,825)	$—	$827	$28,552
Issuance of shares related to the January 2021 PIPE	7,876,784	8	15,508	—	—	—	15,516
Offering costs related to the January 2021 PIPE	—	—	(2,084)	—	—	—	(2,084)
Issuance of placement agent warrants related to issuance of January 2021 PIPE	—	—	942	—	—	—	942
Issuance of shares related to employee stock purchase plan	8,604	—	21	—	—	—	21
Non-controlling interest capital contribution	—	—	—	—	—	750	750
Stock-based compensation	—	—	325	—	—	—	325
Net income	—	—	—	2,058	—	(377)	1,681
Balance at March 31, 2021	21,336,249	$62	$254,208	$(209,767)	$—	$1,200	$45,704
Issuance of shares at closing of Arcadia Wellness acquisition	827,401	1	2,052	—	—	—	2,053
Foreign currency translation adjustment	—	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	356	—	—	—	356
Net loss	—	—	—	(5,261)	—	(161)	(5,422)
Balance at June 30, 2021	22,163,650	$63	$256,616	$(215,028)	$(12)	$1,039	$42,678
Issuance of shares related to employee stock purchase plan	6,585	—	17	—	—	—	17
Foreign currency translation adjustment	—	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	354	—	—	—	354
Issuance of shares related to exercise of Service and Performance Warrants	14,000	—	22	—	—	—	22
Net loss	—	—	—	(2,175)	—	(661)	(2,836)
Balance at September 30, 2021	22,184,235	$63	$257,009	$(217,203)	$(24)	$378	$40,223

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Interest	Equity
Balance at December 31, 2019	8,646,149	$49	$214,826	$(207,171)	$1	$621	$8,326
Issuance of shares related to employee stock purchase plan	7,946	—	14	—	—	—	14
Stock-based compensation	—	—	772	—	—	—	772
Unrealized losses on available-for-sale securities	—	—	—	—	(1)	—	(1)
Non-controlling interest contributions	—	—	—	—	—	689	689
Net income (loss)	—	—	—	2,525	—	(102)	2,423
Balance at March 31, 2020	8,654,095	$49	$215,612	$(204,646)	$—	$1,208	$12,223
Issuance of shares related to exercise of June 2018 Warrants	1,392,345	1	5,568	—	—	—	5,569
Issuance of investor warrants related to May 2020 Warrant Transaction	—	—	4,415	—	—	—	4,415
Issuance of placement agent warrants related to issuance of May 2020 Warrants	—	—	215	—	—	—	215
Stock-based compensation	—	—	595	—	—	—	595
Non-controlling interest contributions	—	—	—	—	—	493	493
Net loss	—	—	—	(9,688)	—	(205)	(9,893)
Balance at June 30, 2020	10,046,440	$50	$226,405	$(214,334)	$—	$1,496	$13,617
Issuance of shares related to exercise of March 2018 PIPE	641,416	1	2,443	—	—	—	2,444
Issuance of investor warrants related to July 2020 Warrant Transaction	—	—	2,059	—	—	—	2,059
Issuance of placement agent warrants related to issuance of July 2020 Warrants	—	—	101	—	—	—	101
Issuance of shares related to employee stock purchase plan	11,721	—	37	—	—	—	37
Stock-based compensation	—	—	477	—	—	—	477
Shares of common stock issued at closing of ISI transaction	132,626	—	432	—	—	—	432
Net loss	—	—	—	(6,391)	—	(774)	(7,165)
Balance at September 30, 2020	10,832,203	$51	$231,954	$(220,725)	$—	$722	$12,002

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,577)	$(14,634)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant liabilities	(4,601)	(6,212)
Loss (gain) on extinguishment of warrant liability	—	635
Change in fair value of contingent consideration	(140)	—
Issuance and offering costs	769	—
Depreciation	737	395
Amortization of intangible assets	99	—
Lease amortization	914	745
Impairment of intangible assets	120	—
Loss (gain) on disposal of fixed assets	17	(8)
Net amortization of investment premium	—	(44)
Stock-based compensation	1,035	1,844
Realized gain on corporate securities	(10,222)	—
Write-down of fixed assets	1,319	—
Write-down of inventory and prepaid production costs	1,802	3,063
Gain on extinguishment of PPP loan	(1,123)	—
Changes in operating assets and liabilities:
Accounts receivable	(47)	229
Inventories	(2,651)	(9,609)
Prepaid expenses and other current assets	(452)	(1,157)
Other noncurrent assets	(159)	(15)
Accounts payable and accrued expenses	972	2,026
Amounts due to related parties	(29)	(11)
Unearned revenue	(8)	(42)
Other current liabilities	1	(43)
Operating lease payments	(984)	(629)
Net cash used in operating activities	(19,208)	(23,467)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2	8
Purchases of property and equipment	(919)	(2,038)
Acquisitions, net of cash acquired	(4,250)	(500)
Purchases of investments	—	(1,292)
Proceeds from sales and maturities of investments	21,845	18,250
Net cash provided by investing activities	16,678	14,428
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants from January 2021 PIPE securities purchase agreement	25,147	—
Payments of offering costs relating to January 2021 PIPE securities purchase agreement	(1,912)	—
Proceeds from the exercise of warrants	22	9,372
Proceeds from borrowings	—	3,108
Payment of transaction costs relating to extinguishment of warrant liability	—	(863)
Principal payments on debt	(2,032)	(26)
Proceeds from ESPP purchases	39	51
Capital contributions received from non-controlling interest	750	1,182
Net cash provided by financing activities	22,014	12,824
Effects of foreign currency translation on cash and cash equivalents	(1)	—
Net increase in cash, cash equivalents and restricted cash	19,483	3,785
Cash, cash equivalents and restricted cash — beginning of period	16,043	8,417
Cash, cash equivalents and restricted cash — end of period	$35,526	$12,202
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1	$1
Cash paid for interest	$25	$7
NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired with notes payable	$—	$37
Common stock warrants issued to placement agent and included in offering costs related to May 2020 Warrant Transaction	$—	$215
Common stock warrants issued to placement agent and included in offering costs related to July 2020 Warrant Transaction	$—	$101
Shares of common stock issued at closing of Arcadia Wellness transaction	$2,053	$—
Common stock warrants issued to placement agent and included in offering costs related to January 2021 PIPE securities purchase agreement	$942	$—
Right of use assets obtained in exchange for new operating lease liabilities	$1,662	$4,157
Purchases of fixed assets included in accounts payable and accrued expenses	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Organization

Arcadia Biosciences, Inc. (the “Company”), was incorporated in Arizona in 2002 and maintains its headquarters in Davis, California, with additional facilities in Phoenix, Arizona, American Falls, Idaho, Molokai, Hawaii, Albany, Oregon, Chatsworth, California, and Barcelona, Spain. The Company was reincorporated in Delaware in March 2015.

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

In May 2021, the Company’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”, see Note 7), acquired the businesses of Eko, Lief, and Zola. The acquisition includes consumer CBD brands like Soul Spring™, a CBD-infused botanical therapy brand in the natural category, Saavy Naturals™, a line of all-natural body care products and Provault™, a CBD-infused sports performance formula made with natural ingredients, providing effective support and recovery for athletes. Also included in the purchase is Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand. Key personnel have joined Arcadia Wellness.

In April 2021, the Company’s wholly owned subsidiary Arcadia SPA, S.L. (“Arcadia Spain” or “ASPA”), acquired the assets of Agrasys S.A. (“Agrasys”), a food ingredients company based in Barcelona, Spain. The physical and intellectual property assets enable Arcadia to commercialize Tritordeum, a proprietary cereal grain that is a combination of durum wheat and wild barley, resulting in a nutritious grain high in fiber, protein and lutein. The Company completed the transaction through Arcadia SPA, S.L., a newly formed company based in Spain, and key Agrasys personnel have joined Arcadia Spain to operate the Tritordeum business in Europe.

On August 9, 2019, the Company entered into a joint venture agreement with Legacy Ventures Hawaii, LLC (“Legacy,” see Note 9) to grow, extract, and sell hemp products. The partnership Archipelago Ventures Hawaii, LLC (“Archipelago”), combines the Company’s extensive genetic expertise and resources with Legacy’s experience in hemp extraction and sales. During the three months ended September 30, 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to the saturated hemp market.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $661,000 and $1,199,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the three and nine months ended September 30, 2021, respectively. The non-controlling partner’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets as of September 30, 2021.

The functional currency of the foreign subsidiary Arcadia Spain is its local currency (i.e., the Euro). Accordingly, period-end exchange rates are applied to translate its assets and liabilities and average transaction exchange rates to translate its revenues, expenses, gains, and losses into U.S. dollars. Gains and losses arising from the remeasurement of assets and liabilities were $12,000 and $24,000 for the three and nine months ended September 30, 2021, and $0 for the three and nine months ended September 30, 2020.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of September 30, 2021, the Company had an accumulated deficit of $217.2 million, and cash and cash equivalents of $35.5 million. For the nine months ended September 30, 2021, the Company had a net loss of $6.6 million and net cash used in operations of $19.2 million. For the twelve months ended December 31, 2020, the Company had net losses of $6.0 million and net cash used in operations of $30.2 million.

With cash and cash equivalents of $35.5 million as of September 30, 2021, the Company believes that its existing cash and cash equivalents will be sufficient to meet its anticipated cash requirements for at least through November 2022.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in this Update clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU No. 2021-04 on the consolidated financial statements.

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of product revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of product revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded write-downs of wheat and hemp seed inventories of $818,000 and $1.8 million during the three and nine months ended September 30, 2021, respectively. The Company recorded write-downs of wheat inventories, hemp seed inventories, and prepaid production costs of $1.5 million and $3.1 million for the three and nine months ended September 30, 2020, respectively. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$2,465	$966
Goods in process	982	1,921
Finished goods	5,539	4,410
Inventories	$8,986	$7,297

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$2,771	$2,951
Software and computer equipment	605	591
Machinery and equipment	1,805	2,046
Furniture and fixtures	213	181
Vehicles	478	428
Leasehold improvements	2,263	2,229
Property and equipment, gross	8,135	8,426
Less accumulated depreciation and amortization	(5,501)	(4,887)
Property and equipment, net	$2,634	$3,539

Depreciation expense was $737,000 and $395,000 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, and December 31, 2020, respectively, there was $312,000 and $239,000 of construction in progress included in property and equipment that had not been placed into service and was not subject to depreciation.

During the three months ended March 31, 2021, the State of Hawaii’s Senate decided not to vote on a CBD processing bill in 2021, hence the earliest vote could happen in 2022, and its effectiveness into law will most likely be pushed to 2023. During the three months ended September 30, 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to the saturated hemp market. As a result of the regulatory challenges and unfavorable market conditions, we assessed Archipelago’s fixed assets for impairment through an asset recoverability test, and recorded write-downs in the amount of $1.1 million and $1.3 million for the three and nine months ended September 30, 2021, calculating the fair value using prices for similar assets.

5. Investments and Fair Value Instruments

Investments

The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized and realized gains and losses are recognized as other income in the condensed consolidated statements of operations and comprehensive loss.

The Company classified its investments in corporate securities of BIOX as short-term investments. The Company recorded realized gains of $10.2 million for the nine months ended September 30, 2021, associated with the sale of all corporate securities in other income, net, in the condensed consolidated statements of operations and comprehensive loss.

The following tables summarize the amortized cost and fair value of the investment securities portfolio at September 30, 2021 and December 31, 2020.

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2021
Cash equivalents:
Money market funds	32,440	—	—	32,440
Total Assets at Fair Value	$32,440	$—	$—	$32,440

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2020
Cash equivalents:
Money market funds	$12,082	$—	$—	$12,082
Short-term investments:
Corporate securities	10,969	656	—	11,625
Total Assets at Fair Value	$23,051	$656	$—	$23,707

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of September 30, 2021.

Fair Value Measurement

The fair value of the investment securities at September 30, 2021 were as follows:

	Fair Value Measurements at September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	32,440	—	—	32,440
Total Assets at Fair Value	$32,440	$—	$—	$32,440

The fair value of the investment securities at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$12,082	$—	$—	$12,082
Short-term investments:
Corporate securities	11,625	—	—	11,625
Total Assets at Fair Value	$23,707	$—	$—	$23,707

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2021 or 2020. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable. For accounts receivable, accounts payable, accrued liabilities, and notes payable the carrying amounts of these financial instruments as of September 30, 2021 and December 31, 2020 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah acquisition, as described in Note 17, a contingent liability resulting from the Industrial Seed Innovations acquisition, as described in Note 6, and common stock warrant liabilities related to the March 2018, the June 2019, the September 2019, and the January 2021 Offerings described in Note 13.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of September 30, 2021 and December 31, 2020, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement. The contingent liability related to the Industrial Seed Innovations (“ISI”) acquisition was measured and recorded on a recurring basis as of September 30, 2021 and December 31, 2020, using unobservable inputs, namely ISI’s forecasted revenue. A significant deviation in ISI’s forecasted revenue could result in a significantly lower (higher) fair value measurement.

The warrant liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions at September 30, 2021 and December 31, 2020:

	January 2021 Warrants		September 2019 Warrants		June 2019 Warrants		March 2018 Warrants
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Remaining term (in years)	4.83	—	3.45	4.20	3.21	3.96	1.47	2.22
Expected volatility	126.9%	—	109.3%	135.0%	108.4%	135.0%	81.0%	130.0%
Risk-free interest rate	0.9%	—	0.6%	0.3%	0.6%	0.3%	0.2%	0.1%
Expected dividend yield	0%	—	0%	0%	0%	0%	0%	0%

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

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	Common Stock Warrant Liability - March 2018 Purchase Agreement	Common Stock Warrant Liability - June 2019 Offering	Common Stock Warrant Liability - September 2019 Offering	Common Stock Warrant Liability - January 2021 Offering	Contingent Liabilities	Total
Balance as of December 31, 2020	$662	$832	$1,214	$-	$2,280	$4,987
Initial recognition	—	—	—	9,631	—	$9,631
Change in fair value and other adjustments	(611)	(368)	(570)	(3,054)	(140)	$(4,742)
Balance as of September 30, 2021	$51	$464	$644	$6,577	$2,140	$9,876

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

The acquisition was recorded as a business combination, in accordance with ASC Topic 805. The purchase price consideration for the acquisition totaled an estimated $1,212,000, of which $500,000 in cash and $432,000, in the form of 132,626 shares of the Company’s common stock, was paid during the month of August 2020. The remaining amount of $280,000 will be recognized in two annual installments, each of up to 132,626 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022, and is recorded as a contingent liability at fair value in the condensed consolidated balance sheets as of September 30, 2021. The cash consideration paid for the acquisition was funded by cash on hand.

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

The following table presents the allocation of the purchase price of ISI assets acquired, based on their fair values.

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

Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred costs related to the Arcadia Wellness acquisition of approximately $850,000 included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021.

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

The following table presents the preliminary allocation of the purchase price of the assets acquired, based on their fair values at September 30, 2021.

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

For the period from May 17 to September 30, 2021, the Company recognized approximately $2.6 million of revenue and $1.0 million of net loss relating to Arcadia Wellness, which included charges for the amortization of acquired intangible assets.

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

Supplemental Pro-Forma Results of Operations (Unaudited)

The following unaudited pro-forma condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, have been prepared as if the acquisition of Arcadia Wellness had occurred on January 1, 2020 and includes adjustments for amortization of intangibles, and the addition to basic and diluted weighted average number of shares outstanding.

	For the three months ended September 30,		For the nine months ended September 30,
	2021 (Pro forma)	2020 (Pro forma)	2021 (Pro forma)	2020 (Pro forma)
Total revenues	$2,376	$2,461	$6,892	$6,323
Net income (loss)	(2,836)	(7,523)	(8,296)	(15,601)
Net income (loss) attributable to common stockholders	$(2,175)	$(6,749)	$(7,109)	$(14,520)
Weighted average shares - Basic and diluted	22,177,423	11,547,018	21,286,380	10,397,659
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.58)	$(0.33)	$(1.40)

8. Intangible assets, net

The Company’s intangible assets, net as of September 30, 2021, consist of the following:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Intellectual property	$796	$191	$605	$310	$27	$283
Customer lists	400	31	369	40	3	37
Total amortizable intangible assets	$1,196	$222	$974	$350	$30	$320

Indefinite-lived intangible assets
Brands and trademarks	$2,950	$19	$2,931	$50	$—	$50
Total intangible asset, net	$4,146	$241	$3,905	$400	$30	$370

(1) During the three months ended September 30, 2021, we estimated an overall decrease in our sales forecast for ISI seeds, related to the saturated hemp seed market. As a result, we performed a quantitative intangible assets recoverability test. We used an undiscounted cash flow approach to develop the estimated fair value of our acquired intellectual property, customer lists, brands and trademarks. As a result of this assessment, we recorded an impairment of intangible assets in the amount of $120,000 in the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2021.

Intellectual property and customer lists will be amortized based on their useful lives ranging between 4 and 15 years. As of September 30, 2021, future amortization of intellectual property and customer lists is as follows:

Year Ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$30
2022	122
2023	122
2024	122
2025	73
Thereafter	505
Total	$974

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of September 30, 2021, the Company and Legacy hold 55.10% and 44.90% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3,701,000 and $3,016,000, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $661,000 and $1,199,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the three and nine months ended September 30, 2021, respectively. Legacy’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets. Refer to Note 1 for basis of presentation.

In October 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to the weak hemp market demand and to the sufficient internal ingredient supply for the foreseeable future. See Note 4, for the related impairment of fixed assets.

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

11. Leases

Operating Leases

As of September 30, 2021, the Company leases office space in Davis, CA, Phoenix, AZ, Molokai, HI, Chatsworth, CA, and Chesterfield, MO as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases a portion of the Davis office lease to a third party. During the nine months ended September 30, 2021, the Company entered into two leases for office space in Chesterfield, MO, and for office space and production in Chatsworth, CA, both with a lease term of 35 months following the commencement date and no renewal option. The leases commenced in April and May of 2021, respectively. There are no other leases that have not yet commenced as of September 30, 2021.

Some leases (the Davis office, warehouse, greenhouses and a copy machine) include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The exercise of lease renewal options is at the Company’s sole discretion. During the three months ended March 31, 2020, the Company entered into a lease amendment that provided for additional office space in Davis, CA, and extended the term through April 2025, with one option to renew for an additional five-year term. The Company initially expected to exercise its options to renew, and in accordance with ASC 842 Leases, accounted for the amendment and expected renewal as a lease modification and remeasured the operating lease liability. During the three months ended September 30, 2021, the Company re-assessed its post-COVID long-term strategy regarding office spaces, and determined that the expectation to exercise its option to renew for an additional five-year term after April 2025 is no longer reasonable. In accordance with ASC 842, the Company accounted for the change that resulted in a decrease of $2.8 million for the operating lease liability and of $2.6 million for the right of use asset.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Right of use asset	$3,486	$5,826
Total leased assets		$3,486	$5,826
Liabilities
Current - Operating	Operating lease liability- current	$1,134	$717
Noncurrent - Operating	Operating lease liability- noncurrent	2,562	5,389
Total leased liabilities		$3,696	$6,106

Lease Cost	Classification	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Operating lease cost	SG&A and R&D Expenses	$319	$261	$955	$745
Short term lease cost (1)	R&D Expenses	37	109	67	303
Short term lease cost	SG&A Expenses	14	—	29	3
Sublease income (2)	SG&A and R&D Expenses	(10)	(12)	(43)	(34)
Net lease cost		$360	$358	$1,008	$1,017

(1)
Short term lease cost consists of field trial lease agreements with a lease term of 12 months or less.
(2)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	2.6	5.0
Weighted-average discount rate	6.4%	6.0%

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

The common stock warrants are classified as a liability within Level 3 due to a contingent cash payment feature. The Company utilized a Black Scholes Merton model on January 28, 2021 with the following assumptions: volatility of 123.8 percent, stock price of $2.88 and risk-free rate of 0.5%. The estimated fair value of the common stock warrant liability was subsequently remeasured at September 30, 2021 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss. See Note 5.

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

Equity Classified Common Stock Warrants

In connection with professional services agreements with non-affiliated third party entities, during the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company issued service and performance warrants (“Service and Performance Warrants”).

As of September 30, 2021, the Company issued the following warrants to purchase shares of its common stock. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2020	Warrants Outstanding at December 31, 2020	Warrants Exercised during the Nine Months Ended September 30, 2021	Warrants Outstanding at September 30, 2021
January 2021 Placement Agent Warrants	January 2021	5.5 years	$3.99	—	—	—	393,839
January 2021 Service and Performance Warrants	January 2021	2 years	$3.08	—	—	—	7,500
December 2020 Warrants	December 2020	5.5 years	$3.00	—	2,618,658	—	2,618,658
December 2020 Placement Agent Warrants	December 2020	5 years	$3.82	—	130,933	—	130,933
July 2020 Warrants	July 2020	5.5 years	$3.85	—	641,416	—	641,416
July 2020 Placement Agent Warrants	July 2020	5.5 years	$4.97	—	32,071	—	32,071
May 2020 Warrants	May 2020	5 years	$4.78	—	1,392,345	—	1,392,345
May 2020 Placement Agent Warrants	May 2020	5 years	$6.13	—	69,617	—	69,617
March 2020 Service and Performance Warrants	March 2020	3 years	$2.50	—	18,350	—	18,350
February 12, 2020 Service and Performance Warrants	February 2020	2 years	$4.71	—	150,000	—	150,000
February 3, 2020 Service and Performance Warrants	February 2020	2 years	$4.91	—	10,000	—	10,000
September 2019 Placement Agent Warrants	September 2019	5 years	$9.48	—	65,942	—	65,942
August 2019 Service and Performance Warrants	August 2019	2 years	$1.92	—	20,000	(20,000)	—
July 2019 Service and Performance Warrants	July 2019	2 years	$2.19	—	10,000	(10,000)	—
June 2019 Placement Agent Warrants	June 2019	5 years	$6.29	—	74,479	—	74,479
April 2019 Service and Performance Warrants	April 2019	5 years	$6.18	—	145,154	—	145,154
June 2018 Placement Agent Warrants	June 2018	5 years	$12.57	—	69,617	—	69,617
March 2018 Placement Agent Warrants	March 2018	5 years	$41.56	—	15,038	—	15,038
Total				—	5,463,620	(30,000)	5,834,959

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

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2020	Warrants Outstanding at December 31, 2020	Warrants Exercised during the Nine Months Ended September 30, 2021	Warrants Outstanding at September 30, 2021
January 2021 Warrants	January 2021	5.5 years	$3.13	—	—	—	3,938,392
September 2019 Warrants	September 2019	5.5 years	$7.52	—	659,414	—	659,414
June 2019 Warrants	June 2019	5.5 years	$5.00	—	435,830	—	435,830
June 2018 Warrants	June 2018	5.5 years	$9.94	1,392,345	—	—	—
March 2018 Warrants	March 2018	5 years	$10.73	641,416	641,416	—	641,416
Total				2,033,761	1,736,660	—	5,675,052

See Note 5 for the Black-Scholes option-pricing model and weighted-average assumptions used to estimate the fair value of the warrant liabilities.

14. Stock-Based Compensation and Employee Stock Purchase Program

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective upon the Company’s IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 154,387 shares of common stock reserved for future issuance, which included 10,637 that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The exercise price for ISOs and NSOs will be granted at a price per share not less than the fair value of our common stock at the date of grant. Options granted generally vest over a four-year period; however, the options granted in the third quarter of 2018 vest over two-year period, vesting monthly on a pro-rated basis. Options granted, once vested, are generally exercisable for up to 10 years, after grant to the extent vested.

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 120,000 shares. On May 17, 2021, upon completion of the Arcadia Wellness transaction, the Company granted 248,000 inducement stock option pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On May 28, 2021, the Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of these inducement stock options. The inducement options grants have been issued outside of the 2015 Plan, but the options are subject to the terms and conditions of the 2015 Plan. As of September 30, 2021, a total of 1,595,876 shares of common stock were reserved for issuance under the 2015 Plan, of which 297,540 shares of common stock are available for future grant. As of September 30, 2021, a total of 8,573 and 1,298,336 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2020, a total of 19,172 and 870,587 options are outstanding under the 2006 and 2015 Plans, respectively.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2020	889,759	$14.46	$240
Options granted	1,111,042	2.85
Options exercised	—	—
Options forfeited	(233,558)	3.51
Options expired	(212,334)	33.38
Outstanding — Balance at September 30, 2021	1,554,909	$5.22	$240
Vested and expected to vest — September 30, 2021	1,535,209	$5.23	$240
Exercisable — September 30, 2021	501,417	$9.82	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by our Board of Directors for each of the respective periods. The intrinsic value of options exercised was $0 for both quarters ended September 30, 2021 and 2020.

As of September 30, 2021, there was $2.3 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 3.17 years.

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

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (years)	6.08	6.01	6.34	6.50
Expected volatility	121%	230%	122%	133%
Risk-free interest rate	0.97%	0.38%	0.83%	1.03%
Dividend yield	—	—	—	—

The Company recognized $0.4 million and $0.5 million of compensation expense for stock options awards for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $1.0 million and $1.8 million of compensation expense for stock options awards for the nine months ended September 30, 2021 and 2020, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of September 30, 2021, the number of shares of common stock reserved for future issuance under the ESPP is 111,722. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of September 30, 2021, 50,245 shares had been issued under the ESPP. The Company recorded $4,000 and $12,000 of ESPP related compensation expense for the quarters ended September 30, 2021 and 2020, respectively. The Company recorded $12,000 and $41,000 of ESPP related compensation expense for the nine months ended September 30, 2021 and 2020, respectively.

15. Debt

Vehicle Loans

The Company entered into notes payable agreements to finance the purchase of company vehicles. The Company has various vehicle loans that mature in 2024 and have interest rates that range from 7.64% to 8.00%. As of September 30, 2021, the outstanding balance of vehicle loans was $114,000.

Paycheck Protection Program Note

On April 16, 2020, the Company borrowed $1.1 million through MidFirst Bank, a federally chartered savings association (the "Lender"), and entered into a promissory note for the same amount under the Paycheck Protection Program (“PPP”) that was established under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) of 2020. During the quarter ended June 30, 2021 the Company applied for full PPP loan forgiveness, and in August 2021, the lender notified Arcadia that the SBA had forgiven the original loan in full. During the three months ended September 30, 2021, the amount forgiven has been recorded as gain on extinguishment of PPP loan on the condensed consolidated statements of operations and comprehensive loss, as the Company has been legally released from being the primary obligor in accordance with ASC 405-20, Liabilities – Extinguishment of Liabilities.

Promissory Note

On June 26, 2020, the Company executed a promissory note (the “Note") in the amount of $2.0 million, payable to MidFirst Bank, a federally chartered savings association (the "Lender"). The Note was issued in accordance with the terms of a Loan Agreement dated as of May 18, 2020 entered into by the Company and the Lender (the “Loan Agreement”) in which the Lender agreed to make advances to the Company from time to time, at any amount up to but not to exceed $2.0 million. Pursuant to the Loan Agreement, the Note accrued interest, adjusted monthly, at a rate equal to the greater of (i) 3.25% and (ii) the sum of (a) the quotient of the LIBOR Index divided by (one minus the reserve requirement set by the Federal Reserve), and (b) 2.50%. The Company was required to make monthly interest payments on the Note to the Lender and pay the full principal amount plus any accrued but unpaid interest outstanding under the Note no later than May 18, 2023. The Company and the Lender also entered into a Pledge and Security Agreement dated as of May 18, 2020 whereby the Company agreed to secure the Note by granting a security interest to the Lender for the Company’s deposit account held with and controlled by the Lender. Due to the lender’s control of the deposit account, the balance of $2.0 million is included in restricted cash on the condensed consolidated balance sheets as of December 31, 2020. As of

September 30, 2021, there was no outstanding balance of the Note. On February 26, 2021, the Company repaid the full balance of $2.0 million, and on March 31, 2021, the line of credit was closed.

Maturities of current and noncurrent debt as of September 30, 2021, are as follows (in thousands):

Years ending December 31,	Amounts
Remainder of 2021	$9
2022	36
2023	39
2024	30
Thereafter	—
Total	$114

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was -0.04% and -0.01% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was -0.02% and -0.01% for the nine months ended September 30, 2021 and 2020, respectively. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

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

During the nine months ended September 30, 2021, there were no material changes to the Company’s uncertain tax positions.

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

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of September 30, 2021, the Company continues to pursue two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the condensed consolidated balance sheets as an other noncurrent liability.

Contingent Liability Related to the ISI Acquisition

In August 2020, the Company acquired by merger Industrial Seed Innovations (ISI). A portion of the purchase price consideration for the acquisition in the amount of $280,000 will be recognized in two annual installments, each of up to 132,626 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022. The contingent consideration of $280,000 was measured and recorded at fair value. As of September 30, 2021, the full amount of the contingent consideration is included in other noncurrent liabilities as no installments will become due within 12 months from the condensed consolidated balance sheets date. During the nine months ended September 30, 2021 as a result of a remeasurement of the contingent consideration, a $140,000 decrease in the related liability was recorded as a change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive loss.

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

18. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the three and nine months ended September 30, 2021 and 2020, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	1,554,909	980,883	1,554,909	980,883
Warrants to purchase common stock	11,510,011	4,450,689	11,510,011	4,450,689
Total	13,064,920	5,431,572	13,064,920	5,431,572

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $51,000 and $80,000 as of September 30, 2021 and December 31, 2020, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

The Company currently leases land on the island of Molokai, Hawaii from an entity owned by Kevin Comcowich, the Chair of the Company’s Board of Directors, and his wife. The Company grows hemp on this land to support the operations of its joint venture Archipelago Ventures Hawaii. The original lease was executed in February 2019, covers 10 acres of land, has a term of two years and provides for rent payments of $1,200 per acre per year. During the quarter ended March 31, 2020, the Company engaged a third-party contractor to construct a fence on the property to adhere to the rules of the hemp pilot program. Out of pocket costs to build this fence were approximately $126,400. Mr. Comcowich supplied materials to the contractor and received payments from the contractor totaling approximately $44,000. In March and April 2020, the Company entered into two lease amendments for two additional 10-acre parcels and two additional 15-acre parcels, at the same lease rate of $1,200 per acre per year, and with a term of two years. The Company made lease payments in the amount of $81,000 and $84,000 for the nine months ended September 30, 2021 and 2020, respectively.

20. Subsequent Events

Management has evaluated subsequent events through November 15, 2021, the date that the financial statements were available to be issued.

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

We are preparing for the launch of a line of food products under our GoodWheat brand, with pasta as the initial category to be introduced in a soft-launch at the beginning of next year. Our pasta products will utilize our GoodWheat grain as the sole ingredient, providing them with a higher fiber content than traditional wheat. Additional categories of products are slated for launch in 2022.

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

Arcadia GoodHemp™

In December 2019, we announced the launch of a new product line, GoodHemp, as the company's commercial brand for delivering hemp seeds, transplants, flower and extracts. The acquisition of Industrial Seed Innovations (“ISI”) in August 2020 brought ISI’s portfolio of strong performing, federally compliant hemp varieties to Arcadia’s GoodHemp™ catalog. ISI’s popular Umpqua, Rogue and Santiam seed varieties each bring unique and highly desirable characteristics to further differentiate Arcadia’s GoodHemp catalog.

Archipelago Ventures Hawaii, LLC

In August 2019, we formed a new joint venture to serve the Hawaiian, North American and Asian hemp markets, Archipelago Ventures Hawaii, LLC (“Archipelago”). This venture between Arcadia and Legacy Ventures Hawaii (“Legacy”) combines Arcadia’s extensive genetic expertise and seed innovation history with Legacy’s growth capital and strategic advisory expertise in the Hawaiian markets.

In October 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to the weak hemp market demand and to the sufficient internal ingredient supply for the foreseeable future.

Arcadia SPA

In April 2021, we acquired the assets of Agrasys S.A., a food ingredients company based in Barcelona, Spain. The physical and intellectual property assets enable us to commercialize Tritordeum, a proprietary cereal grain that is a combination of durum wheat and wild barley, resulting in a nutritious grain high in fiber, protein and lutein. Tritordeum was developed at the Instituto de Agricultura Sostenible – Consejo Superior de Investigaciones Científicas, (IAS-CSIC) the largest public institution dedicated to agricultural research in Spain, and subsequently licensed exclusively to Agrasys for commercialization. We completed the transaction through Arcadia SPA, S.L., a newly formed company based in Spain, and key Agrasys personnel have joined Arcadia SPA to operate the Tritordeum business in Europe.

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

Impact of COVID-19

In early 2020, the World Health Organization ("WHO") determined the coronavirus ("COVID-19") was a worldwide pandemic. We are closely monitoring how the spread of the new strains of coronavirus are affecting our employees and business operations. We have developed preparedness plans to help protect the safety of our employees while safely continuing business operations. While management currently expects the impact of COVID-19 to be temporary, there is uncertainty around the duration and its broader impact on the economy and therefore the effects it will have on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. The Company experienced delivery delays during the third quarter of 2021 due to a slowed global supply chain. However, management does not expect this will significantly impact revenues, due to the growth the Company is experiencing.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product revenues, royalties, license revenues and contract research agreements. Given our acute focus on selling our GoodWheat and Arcadia Wellness products, we do not intend to continue pursuing contract research agreements and government grant projects.

Product Revenues

Our product revenues to date have consisted primarily of sales of our SONOVA products, GoodWheat grain sales, and GoodHemp seeds sales. This quarter also includes revenues from products within the recently acquired brands now part of Arcadia Wellness and Arcadia Spain. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. Our revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

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

Impairment of intangible assets

Impairments of intangible assets are recorded when the fair value of intangible assets drops below the previously recorded value from the time of the acquisition.

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

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2021 and December 31, 2020. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		$ Change	% Change
	2021	2020
	(In thousands except percentage)
Revenues:
Product	$2,324	$245	$2,079	849%
License	17	10	7	70%
Royalty	35	16	19	119%
Contract research and government grants	—	43	(43)	(100)%
Total revenues	2,376	314	2,062	657%
Operating expenses:
Cost of product revenues	2,511	1,841	670	36%
Research and development	1,038	1,762	(724)	(41)%
Impairment of intangible assets	120	—	120	100%
Write-down of fixed assets	1,108	—	1,108	100%
Selling, general and administrative	6,312	4,292	2,020	47%
Total operating expenses	11,089	7,895	3,194	40%
Loss from operations	(8,713)	(7,581)	(1,132)	15%
Interest expense	(15)	(23)	8	(35)%
Other (expense) income, net	(7)	—	(7)	(100)%
Change in fair value of common stock warrant liabilities	4,777	1,130	3,647	323%
Loss on extinguishment of warrant liability	—	(682)	682	(100)%
Gain on extinguishment of PPP loan	1,123	—	1,123	100%
Net loss before income taxes	(2,835)	(7,156)	4,321	(60)%
Income tax provision	(1)	(9)	8	(89)%
Net loss	(2,836)	(7,165)	4,329	(60)%
Net loss attributable to non-controlling interest	(661)	(774)	113	(15)%
Net loss attributable to common stockholders	$(2,175)	$(6,391)	$4,216	(66)%

Revenues

Product revenues accounted for 98% and 78% of our total revenues in the three months ended September 30, 2021 and 2020, respectively. The $2.1 million, or 849%, increase in product revenues for the three months ended September 30, 2021 compared to the same period in 2020 was primarily driven by $1.8 million of sales related mainly to the newly acquired lines of products of Arcadia Wellness, in addition to higher GLA SONOVA sales.

Royalty revenues accounted for 1% and 5% of our total revenues in the three months ended September 30, 2021 and 2020, respectively. The $35,000 of royalty revenues for the three months ended September 30, 2021 represents the proportionate share of contracted minimum annual royalty fees.

Contract research and government grant revenues accounted for 0% and 14% of our total revenues for the three months ended September 30, 2021 and 2020, respectively. Our contract research and government grant revenues decreased by $43,000, or 100%, in the three months ended September 30, 2021 compared to the same period in 2020. The decrease was driven by the completion of agreements and grants during 2020. We do not intend to continue pursuing contract research agreements and government grant projects as we focus on selling our commercial products.

Cost of Product Revenues

Cost of product revenues increased by $670,000, or 36%, in the three months ended September 30, 2021 compared to the same period in 2020. The increase is mainly due to the increase in cost of product revenues of $1.7 million related to the newly acquired product lines, partially offset by lower inventory write-downs, which amounted to $449,000 during the three months ended September 30, 2021, and $1.5 million during the third quarter of 2020. The $449,000 of write-downs in third quarter of 2021 was to reduce hemp seed inventory to fair value and record the destruction of hemp crops.

Research and Development

Research and development expenses decreased by $724,000, or 41%, in the three months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily driven by the Company pivoting its focus to commercialization, which led to lower employee-related expenses, and related activity costs as we right-sized our research teams. Partially offsetting the favorability for the quarter is $333,000 of expense included in 2021 for the release of product from inventory that was not commercialized by Arcadia.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $2 million, or 47%, in the three months ended September 30, 2021, compared to the same period in 2020. The increase was driven by increased commercial and marketing personnel and consulting activities in preparation for new product launches.

Impairment of intangible assets

We recognized an impairment of intangible assets in the amount of $120,000 for the third quarter of 2021. The impairment charge was primarily the result of a decline in the hemp seed market forecasted sales. No impairment losses were recorded in the same period of 2020.

Write-down of fixed assets

We assessed Archipelago’s fixed assets related to cultivating hemp and processing CBD for impairment and recorded a write-down in the amount of $1.1 million for the three months ended September 30, 2021. There were no such impairments during the three months ended September 30, 2020. See Note 4.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

Change in the estimated fair value of common stock warrant liabilities resulted in a gain of $4.8 million for the three months ended September 30, 2021, due to the fair value remeasurement of the common stock warrant liabilities driven by the change in the stock price, risk-free rates and volatility during the third quarter of 2021.

Gain on extinguishment of PPP loan

During the quarter ended September 30, 2021 we were notified by the lender that the SBA had forgiven the original PPP loan amount in full, and this resulted in a $1.1 million gain for the quarter.

Income Tax Expense

Income tax expense for the three months ended September 30, 2021 of $1,000, slightly decreased when compared to the expense of $9,000 recorded for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
	(In thousands except percentage)
Revenues:
Product	$4,506	$630	$3,876	615%
License	17	110	(93)	(85)%
Royalty	86	58	28	48%
Contract research and government grants	—	106	(106)	(100)%
Total revenues	4,609	904	3,705	410%
Operating expenses:
Cost of product revenues	4,954	3,463	1,491	43%
Research and development	3,328	5,999	(2,671)	(45)%
Impairment of intangible assets	120	—	120	100%
Change in fair value of contingent consideration	(140)	—	(140)	(100)%

Write-down of fixed assets	1,319	—	1,319	100%
Selling, general and administrative	16,750	11,689	5,061	43%
Total operating expenses	26,331	21,151	5,180	24%
Loss from operations	(21,722)	(20,247)	(1,475)	(7)%
Interest expense	(23)	(32)	9	28%
Other (expense) income, net	10,214	83	10,131	12206%
Change in fair value of common stock warrant liabilities	4,601	6,212	(1,611)	26%
Loss on extinguishment of warrant liability	—	(635)	635	(100)%
Gain on extinguishment of PPP loan	1,123	—	1,123	100%
Issuance and offering costs	(769)	—	(769)	(100)%
Net loss before income taxes	(6,576)	(14,619)	8,043	(55)%
Income tax provision	(1)	(15)	14	93%
Net loss	(6,577)	(14,634)	8,057	(55)%
Net loss attributable to non-controlling interest	(1,199)	(1,081)	(118)	(11)%
Net loss attributable to common stockholders	$(5,378)	$(13,553)	$8,175	(60)%

Revenues

Product revenues accounted for 98% and 70% of our total revenues in the nine months ended September 30, 2021 and 2020, respectively. The $3.9 million, or 615%, increase in product revenues for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by $2.6 million of sales related mainly to the newly acquired lines of products of Arcadia Wellness, plus $584,000 of additional sales of GoodWheat grain, and $257,000 of GoodHemp seed sales.

License revenues accounted for 0% and 12% of our total revenues in the nine months ended September 30, 2021, and 2020, respectively. The $110,000 in license revenues for the nine months ended September 30, 2020 was due to the achievement of certain milestones.

Royalty revenues accounted for 2% and 6% of our total revenues in the nine months ended September 30, 2021 and 2020, respectively. The $86,000 of royalty revenues for the nine months ended September 30, 2021 represents the proportionate share of contracted minimum annual royalty fees.

Contract research and government grant revenues accounted for 0% and 12% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively. Our contract research and government grant revenues decreased by $106,000, or 100%, in the first nine months of 2021, compared to the same period in 2020. The decrease was driven by the completion of agreements and grants during 2020. We do not intend to continue pursuing contract research agreements and government grant projects, as we focus on selling our commercial products.

Cost of Product Revenues

Cost of product revenues increased by $1.5 million, or 43%, in the nine months ended September 30, 2021 compared to the same period in 2020. The increase is in line with sales from the newly acquired lines of products within Arcadia Wellness, in the amount of $2.3 million of additional cost of product revenues, in addition to GoodWheat grain and GoodHemp seeds. The increase is partially offset by lower inventory write-downs, in the amount of $1.3 million, during the nine months ended September 30, 2021, compared to $3.1 million during the nine months ended September 30, 2020.

Research and Development

Research and development expenses decreased by $2.7 million, or 45%, in the nine months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily driven by the Company pivoting its focus to commercialization, which led to lower employee-related expenses as we right-sized our research teams. Partially offsetting this favorability was $333,000 of expense included in 2021 for the release of product from inventory that was not commercialized by Arcadia.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $5.1 million, or 43%, in the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by acquisitive activities, including investment banker success fees, legal diligence and transaction fees, and additional salaries and benefits associated with the increased headcount. We have also increased commercial and marketing personnel and consulting activities in preparation for new product launches.

Impairment of intangible assets

We recognized an impairment of intangible assets in the amount of $120,000 for the nine months ended September 30, 2021. The impairment charge was primarily the result of a decline in the hemp seed market forecasted sales. No impairment losses were recorded in the same period of 2020.

Change in fair value of contingent consideration

During the nine months ended September 30, 2021, the change in the fair value of contingent consideration was due to the ISI contingent consideration remeasurement that resulted in a decrease of the liability in the amount of $140,000. There was no change in fair value of contingent consideration during the nine months ended September 30, 2020.

Write-down of fixed assets

We assessed Archipelago’s fixed assets related to cultivating hemp and processing CBD for impairment and recorded a write-down in the amount of $1.3 million for the nine months ended September 30, 2021. There were no such impairments during the nine months ended September 30, 2020. See Note 4.

Other Income, Net

Other income, net increased by $10.1 million in the nine months ended September 30, 2021 when compared to the same period in 2020. This is primarily due to the realized gain resulting from the sale of the shares of BIOX.

Gain on extinguishment of PPP loan

During the nine months ended September 30, 2021, we were notified by the lender that the SBA had forgiven the original PPP loan amount in full, and this resulted in a $1.1 million gain for nine months ended September 30, 2021.

Issuance and offering costs

Offering costs increased by $769,000 for the nine months ended September 30, 2021, and were comprised of the placement agent fees, placement agent warrants, and legal and accounting fees related to the January 2021 PIPE financing transaction. There were no issuance and offering costs for the nine months ended September 30, 2020.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

Change in the estimated fair value of common stock warrant liabilities resulted in income of $4.6 million for the nine months ended September 30, 2021, due to the fair value remeasurement of the common stock warrant liabilities driven by the change in the stock price, risk-free rates and volatility during the nine months ended September 30, 2021.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2021, of $1,000 slightly decreased when compared to the expense of $15,000 recorded for the nine months ended September 30, 2020.

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

Liquidity, Capital Resources, and Going Concern

We have funded our operations primarily with the net proceeds from the sale of our securities and incurring debt, as well as from the sale of our SONOVA, GoodWheat, and GoodHemp products and payments under license agreements, contract research agreements and government grants. Our principal use of cash is to fund our operations, which are primarily focused on completing development and commercializing our quality seed traits. This includes scaling harvest production of wheat and hemp, as well as coordinating with our partners on their development programs. As of September 30, 2021, we had cash and cash equivalents of $35.5 million. For the nine months ended September 30, 2021, the Company had a net loss of $6.6 million and net cash used in operations of $19.2 million. For the twelve months ended December 31, 2020, the Company had net losses of $6.0 million and net cash used in operations of $30.2 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(19,208)	$(23,467)
Investing activities	16,678	14,428
Financing activities	22,014	12,824
Effects of foreign currency translation on cash and cash equivalents	(1)	—
Net increase in cash	$19,483	$3,785

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2021, was $19.2 million. With respect to our net loss of $6.6 million, non-cash charges including $1.0 million of stock-based compensation, $914,000 of lease amortization, $1.8 million of write-downs of inventory, $1.3 million of write-down of fixed assets, $769,000 of issuance and offering costs, and $737,000 of depreciation were offset by adjustments in our working capital accounts of $2.4 million, $10.2 million of realized gain on corporate securities, the change in fair value of common stock warrant liabilities of $4.6 million, other non-cash income from the change in fair value of contingent consideration of $140,000, and operating lease payments of $984,000.

Cash used in operating activities for the nine months ended September 30, 2020 was $23.5 million. Our net loss of $14.6 million, adjustments in our working capital accounts of $8.6 million, non-cash income from the change in fair value of common stock warrant liabilities of $6.2 million, operating lease payments of $629,000, amortization of investment premium of $44,000 and gain on disposal of equipment of $8,000, were partially offset by noncash charges including $3.1 million of write-downs of inventory and prepaid production costs, $1.8 million of stock-based compensation, $745,000 of lease amortization, $635,000 of loss on extinguishment of warrant liability and $395,000 of depreciation.

Cash flows from investing activities

Cash provided by investing activities for the nine months ended September 30, 2021 consisted of $21.8 million of proceeds from sales of investments, partially offset by $4.3 million of acquisitions, and $919,000 in purchases of property and equipment.

Cash provided by investing activities for the nine months ended September 30, 2020 consisted of $18.3 million in proceeds from sales and maturities of investments and $8,000 in proceeds from sales of equipment, which were partially offset by $2.0 million in purchases of property and equipment, $1.3 million in purchases of short-term investments and $500,000 in acquisitions (for ISI acquisition).

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds from the issuance of common stock relating to the January 2021 PIPE financing transaction of $25.1 million gross proceeds, capital contributions from the non-controlling interest in our joint venture of $750,000, and proceeds from the purchase of ESPP shares of $39,000, which were offset by payments of transaction costs related to the January 2021 PIPE of $1.9 million and principal payments on debt of $2.0 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, we issued the securities described below without registration under the Securities Act. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act.

On July 29, 2021, we issued 10,000 shares of our common stock to a warrant holder upon the cash exercise of a warrant with an exercise price per share of $2.19.

On August 4, 2021, we issued 4,000 shares of common stock to two warrant holders. The warrant holders utilized a cashless net exercise (based on a common stock price of $2.37 per share on the date of exercise) of a total of 20,000 warrants, each with an exercise price per share of $1.92.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1(1)	Employment letter for Laura Pitlik, Chief Marketing Officer

10.2(1)	Severance and Change In Control Agreement for Laura Pitlik

10.3(1)(2)	CEO Transition Agreement

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(3)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(3)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (and contained in Exhibit 101)

(1)
Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
(2)
Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed on September 7, 2021.
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

Arcadia Biosciences, Inc.

November 15, 2021	By:	/s/ MATTHEW T. PLAVAN
Matthew T. Plavan
President and Chief Executive Officer

November 15, 2021	By:	/s/ PAMELA HALEY
Pamela Haley
Chief Financial Officer