Form 10-K
period 2021-12-31
Arcadia Biosciences, Inc.
filed 2022-03-31
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $53,245,000 (based on the closing price of $2.97 on June 30, 2021 on the NASDAQ Capital Market).

The number of shares outstanding of the Registrant's common stock on March 24, 2022, was 22,188,918 shares.

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

TABLE OF CONTENTS FOR FORM 10-K

i

PART I

Item 1. Business.

Overview

We are a producer and marketer of innovative, plant-based health and wellness products. Our history as a leader in science-based approaches to developing high value crop improvements, primarily in wheat, designed to enhance farm economics by improving the performance of crops in the field, as well as their value as food ingredients, health and wellness products, and their viability for industrial applications, has laid the foundation for our path forward. We have used non-genetically modified (“non-GMO”) advanced breeding techniques to develop these proprietary innovations which we are now commercializing through the sales of seed and grain, food ingredients and products, hemp extracts, trait licensing and royalty agreements. The recent acquisition of the assets of Lief Holdings, LLC (“Lief”), EKO Holdings, LLC (“EKO”) and Live Zola, LLC (“Zola”) adds bath and body care products, CBD consumer products, as well as coconut water, to our portfolio of products.

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

It is also estimated by the U.S. Department of Agriculture (“USDA”), that approximately one-fifth of the FDA recommended calories consumed by people in the US are from wheat. Therefore, the market opportunity for nutritional improvements in wheat are significant not only because the wheat market itself is vast, but also because of the “share of stomach” wheat represents. Considering that most people today are not getting enough fiber or protein in their daily diets, the superior nutrient density of our non-GMO GoodWheat™ (“GoodWheat”) technology can improve the dietary intake of average consumers, by increasing their fiber and protein consumption without changing the way they eat. We believe this proprietary advantage gives GoodWheat the potential to become a global standard in wheat.

Our Growth Strategy

We believe there are significant opportunities to grow our business by executing the following elements of our strategy:

•
Accelerate the monetization of our GoodWheat™ wheat trait portfolio. Our proprietary IP with multiple non-GMO wheat traits have clear functional benefits, and we will continue to build partnerships across the wheat value chain. We will continue to invest in acquisition, development and retention of the requisite management and industry experience and production and logistics capacity to fully participate in, and control, the route to market for our high value food ingredients.
•
Commercialize and Scale our Arcadia Wellness consumer brands through retail and e-commerce expansion. We plan to expand distribution of our core consumer brands through mass market retailers, grocery store chains, and other specialty nutrition stores, as well as through e-commerce. These brands can penetrate large and growing categories through high-value, differentiated benefits, with the ability to scale and generate attractive margins. We will continue to build our commercialization and scaling expertise, refine go-to-market strategies and invest in effective brand-building.
•
Evaluate acquisitive growth opportunities. We intend to evaluate potential acquisitions representing vertical integration opportunities with multiple benefits to Arcadia’s growth plans. These could include integrating further into our supply chains to enhance margin capture, as well as speed to market new product innovations and food formulations.

Arcadia Wellness, LLC

In May 2021, our wholly-owned subsidiary Arcadia Wellness, LLC, acquired the assets of Eko, Lief, and Zola. We intend for Arcadia Wellness, LLC, to house all of Arcadia Biosciences consumer goods businesses, including core brands GoodWheat, Zola Coconut Water and ProVault Topical Pain Relief, as well as non-core brands SoulSpring and Saavy Naturals Body Care. The core brands will be the focus for investment and expansion.

Our Product Portfolio

GoodWheat™ Consumer Products

The GoodWheat brand is a portfolio of non-GMO wheat-based consumer products that simplifies food ingredient formulations for consumers that are demanding “clean labeling” in their foods, and that are willing to pay a higher retail price for products made with ingredients they recognize. Because GoodWheat increases the nutrient density directly in the primary grains and oils, it provides the mechanism for food formulation simplification naturally and cost effectively to meet evolving consumer demands.

The brand launch is a key element of the company’s go-to-market strategy to achieve greater value for its innovations by participating in downstream consumer revenue opportunities. We designed the brand to make an immediate connection with consumers that products made with GoodWheat meet their demands for healthier wheat options that also taste great.

We are preparing for the launch of a line of food products under our GoodWheat brand, with pasta as the initial category to be introduced in the second quarter of 2022. Our pasta products will utilize our GoodWheat grain as the sole ingredient, providing 4X the fiber of traditional pasta and 9g protein per serving without sacrificing taste. In fact, our research shows taste parity to leading pasta brands, which is unique in the growing better-for-you pasta segment. In addition, GoodWheat is the only better-for-you pasta brand made from one simple ingredient, matching consumers’ preference for cleaner labels. Additional categories of products are slated for launch in 2023.

Zola Coconut Water

We believe that natural hydration and the power of plant-based ingredients are the keys to unlock your inspiration from within, and we are proud to make delicious plant-powered beverages that provide the energy and focus you need to crush your day. From the coconut groves of Thailand, we bring you great tasting coconut water and are proud of our long-lasting relationships with partners around the world who are essential to the quality of our products.

ProVault Topical Pain Relief

ProVault’s proprietary THC-Free, CBD-infused blend of natural ingredients and fast-acting cooling agents are designed to safely and effectively relieve muscle and joint pain and soothe your skin. Our products are third-party tested for potency and purity from pesticides, fungicides, microbials and heavy metals. Our topical pain relievers are formulated to address performance concerns from everyday pain to skin protection. So whether you’re a true competitor, a weekend warrior or simply maintaining an active lifestyle, you can count on ProVault to help keep you in the game. We believe what you put on your body is just as important as what you put in your body.

PROVAULT™
SPORTS PERFORMANCE FORMULAS
BATH SALTS
MUSCLE RECOVERY
WITH ARNICA MONTANA AND JOJOBA SEED OIL
16 oz (473.18g)
PROVAULT™
SPORTS PERFORMANCE FORMULAS
ANTI-CHAFE GLIDE
SKIN PROTECTION
WITH VITAMIN E
CBD 250mg
2 oz (59.2g)
PROVAULT™
SPORTS PERFORMANCE FORMULAS
DRY SPRAY
PAIN RELIEF
CAMPHOR AND MENTHOL
HEMP-DERIVED
CBD 1500mg
THC-FREE
3 fl oz (88.7mL)
PROVAULT™
SPORTS PERFORMANCE FORMULAS
COOLING ROLL-ON
PAIN RELIEF
WITH CAMPHOR AND MENTHOL
CBD 1500mg
3 fl oz (88.7mL)
PROVAULT™
SPORTS PERFORMANCE FORMULAS
MUSCLE CREAM
PAIN RELIEF
WITH CAMPHOR AND MENTHOL
HEMP-DERIVED
CBD 1500mg
THC-FREE
3 fl oz (88.7mL)
MUSCLE SALVE
PAIN RELIEF
WITH CAMPHOR AND MENTHOL
2.3 oz (68g)
CBD 1500mg

SoulSpring Body Care

Inspired by nature’s ancient remedies and crafted with care, our SoulSpring products strive to help rejuvenate and renew your mind, body, and soul. Our CBD-infused blends of natural ingredients provide a more thoughtful, holistic approach to internal balance and overall well-being. SoulSpring premium, broad spectrum CBD is extracted from naturally-grown hemp and blended with nourishing botanicals and minerals. Our CBD is purity-tested, non-pshychoactive and non-intoxicating. Our passion for wellness means thoughtfully choosing honest, natural ingredients - inspired by ancient remedies and carefully selected for their healing properties. We then mindfully blend these ingredients to retain their inner essence and natural properties.

Saavy Naturals Body Care

Saavy Naturals products are plant-based, simple and natural. Saavy Naturals products never contain parabens, silicones, sulfates, phenoxyethanol, propylene glycol PEGs, petroleum products, artificial colors or fragrances. Rigorous third-party testing ensures adherence to our strict standards. We're that daily feel-good little luxury that can make all the difference.

GoodWheat™ Wheat Traits

Enhanced Quality Grains

The GoodWheat brand also encompasses our current and future non-GMO wheat portfolio of high fiber Resistant Starch (RS), Reduced Gluten wheat varieties, and extended shelf life wheat, as well as future wheat innovations. We now hold more than 15 global patents on our high fiber Resistant Starch wheat, protecting both bread wheat and durum (pasta) wheat. Claims granted recently strengthen our intellectual property for our Resistant Starch portfolio of products.

Our GoodWheat™ wheat traits redesign wheat as a functional food adding value to the wheat supply chain by enabling a wider range of choices to meet consumer demands. One such program generated multiple bread wheat and pasta wheat lines with very high levels of amylose, leading to increased levels of resistant starch. Resistant starch increases the total dietary fiber content of wheat and reduces its glycemic index, which are both desirable nutritional qualities that are important in the management of diabetes and healthy blood glucose levels. High fiber resistant starch wheat can deliver fiber and other benefits to refined white flour products and also whole grain food products. According to the American Heart Association, on average, Americans consume only approximately 50% of the daily recommended levels of fiber. We believe improving the fiber content of wheat can deliver improved health benefits to a wide population.

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

RS wheat bread flour is currently being introduced to North American bakery and consumer packaged goods (CPG) companies by our partners, Bay State Milling. In markets outside North America, RS wheat is currently being tested in a range of additional bakery, ready-to-eat cereals and pasta products with industrial partners. We have many RS wheat lines that are being evaluated for optimal quality and agronomic characteristics.

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

Arcadia is continuing to advance a new wheat variety with reduced gluten levels. Our proprietary, non-GMO wheat variety developed using advanced screening and plant breeding techniques have reduced allergenic glutens and increased essential amino acids such as lysine, along with all the other health benefits of high protein wheat. Importantly, this variety also delivers impressively high fiber content at approximately 14 grams per serving compared to 2-3 grams per serving of traditional wheat, providing additional value to health-conscious consumers as well as optionality as we advance the commercialization of this project. We are breeding the trait into additional commercial wheat varieties and working with food processors to give people a choice to enjoy higher quality wheat in the products they love while reducing gluten in their diet.

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

Product Development

With our food and wellness products now entering the market, we are firmly in the commercialization phase of our corporate lifecycle. We are de-emphasizing new trait discovery research and development (“R&D”) and are increasing our focus on food-science innovation to fully leverage the value in our existing superior wheat genetics. We are evolving our organizational capabilities to match this strategy progression to include in-house food formulation and CPG supply chain expertise.

Food Formulation Innovation. We will expand the application of our innovation platform to build on our pipeline of products focused on health and wellness. Our innovation team is focused on using science-based solutions to leverage our wheat and hemp varieties to develop an array of food products and wellness ingredients. Because we are innovating directly from our own well-established plant technology traits, we expect this extension of our involvement will provide more meaningful improvements.

Field Trials and Breeder & Foundation Seed Production. Our trait evaluation and development staff conducts field operations for both trials and production in American Falls, Idaho, and oversee production in other areas of the country, as needed. Similarly, regulatory trials may be needed to develop data for use in submissions for regulatory review and may involve plant varieties developed by our collaborators or our own oil quality and grain quality programs.

Biological Materials Inventory and Tracking. Our proprietary Pedigree and Inventory Management System, or PIMS, tracks the genetic, phenotypic and location information for all our plant materials. The performance of our plant materials is recorded through a variety of laboratory and field observations, and the data are stored within PIMS. The location of all plant materials is tracked throughout the plant life cycle. This includes specific seeds planted within a specific plot of a specific field trial, harvest, seed storage location and use by, or distribution of plant material to, our collaborators or elsewhere. We ensure all of our plant materials are accounted for, tracked and inventoried, which enables us to maintain direct control and proper documentation.

Intellectual Property

We rely on patents and other proprietary right protections, including trade secrets and contractual protection of our proprietary know-how and confidential information, to preserve our competitive position.

As of December 31, 2021, we owned or exclusively controlled 73 issued patents, 58 pending patent applications worldwide, and 6 pending plant variety protection applications. These totals reflect the following: (i) with respect to the U.S. territory, we owned 23 and exclusively in-licensed 2 U.S. issued patents, and we owned 11 U.S. patent applications and 6 pending plant variety protection applications relating to our plants, trait technologies, and business methods; and (ii) in connection with foreign territories, we owned 28 and exclusively in-licensed 19 foreign issued patents, and owned 48 pending foreign patent applications. With respect to all of the foregoing patent and plant protection assets, our exclusive licenses afford us control over the prosecution and maintenance of the licensed patents and patent applications. These numbers do not include in-licensed patents for which we either do not have exclusive rights (such as certain enabling technology licenses), or for which we have exclusive rights only in a limited field of use or do not control prosecution and maintenance of the licensed patents.

As of December 31, 2021, Arcadia Biosciences, Inc. and Arcadia Wellness, LLC each had five registered trademarks in the United States. We also have three registered trademarks in various other countries.

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

Corteva Agriscience

In 2017, we entered into a strategic collaboration with Corteva Agriscience to jointly develop and commercialize a breakthrough improved wheat quality trait in North America. The collaboration leverages our TILLING platform with Corteva Agriscience’s enabling technology platforms, high-quality elite germplasm and global commercial channels.

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

Arista Cereal Seeds Pty Ltd and Bay State Milling Company

In 2019, we entered into an agreement with Arista and Bay State Milling ("BSM"). Under the agreement, BSM is the exclusive commercial partner for our high fiber resistant starch bread wheat in North America under its HealthSense™ brand portfolio, while Arista has exclusive rights under our high fiber resistant starch bread wheat intellectual property in certain geographies, including Australia and Europe. We will continue to market our high fiber wheat under our GoodWheat portfolio of specialty wheat ingredients in other international markets.

Competition

The markets for consumer goods are highly competitive, and we face significant direct and indirect competition in several aspects of our business. We compete with both large, established manufacturers, as well as small, innovative producers of pasta and wellness products. There are several companies working to improve genetics in crops, such as wheat, that may compete with the trait used in our GoodWheat products.

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
•
Specialty health and nutrition ingredient companies: In response to the growing consumer demand for healthier food alternatives, a number of agricultural and food-based companies are augmenting their product and market strategies to bring new quality food ingredients to market. Calyxt is an agriculture biotechnology company that has a similar strategy to ours to create healthier specialty food ingredients and agriculturally advantageous food crops.

•
Coconut water: The beverage industry is competitive. Competitors in this market compete for brand recognition, ingredient sourcing, product shelf space, and e-commerce page rankings. Our competitors have similar distribution channels and retailers to deliver and sell their products. Competitors in this space include Vita Coco, ZICO, C20 and Harmless Harvest.
•
CBD-based wellness products: The market for the sale of CBD-based products is fragmented and intensely competitive. Currently, we do not believe that there are any businesses that can demonstrate or claim a dominant market share of the growing CBD bath and body care products market. Our competitors of CBD-based products include a combination of public and private companies who operate a combination of e-commerce and wholesale brands as well as brick and mortar retail operations like cbdMD and Charlotte’s Web.

Employees

As of December 31, 2021, we had 11 full-time employees dedicated to research and product development. Our team possesses technical expertise in a number of fields and activities have been conducted principally at our Davis and Chatsworth, California facilities, with occasional field trials conducted in American Falls, Idaho. In prior years, we have made substantial investments in research and development, and have turned our current focus to developing commercial products, anticipating future research and development expenses to decrease substantially. Our research and development expenses were $3.9 million and $8.0 million in the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, we had 58 full-time employees. As mentioned above, 11 employees were engaged in research and product development and 47 in management, operations, commercial production, accounting/finance, legal and administration. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

Diversity and Inclusion

At Arcadia, we recognize the immense benefits that a diverse team brings to our organization, including delivering better business outcomes. Our talented people leverage their diverse backgrounds and skills toward a common goal: meeting the needs of the present without compromising the ability of future generations to do the same. This spirit of inclusive collaboration can be felt throughout our Company. Our commitment to diversity begins at the highest levels of our organization, as evidenced by the fact that 50% of our Board of Directors are female. From a management perspective, 60% of our CEO's direct reports are female, racially or ethnically diverse, which we believe sets the right tone and expectation for diversity and inclusion within the Company. More broadly, 52% of our employees are female.

Environmental, Social and Governance ("ESG")

Since our founding, Arcadia has been on a mission to enhance crop yields by enabling plants to more efficiently manage environmental and nutrient stresses, and to enhance the quality and value of agricultural and food products. Now that Arcadia has evolved to its commercial stage, the goal is still to lead in a safe, scalable, efficient, and sustainable way. Our Board of Directors oversees ESG matters, and is committed to advancing a sustainable development through our products, working to systematically grow our business to meet the challenges of the global energy transition and combat the global climate crisis.

Facilities

Our corporate headquarters are located in Davis, California, in a facility consisting of approximately 9,224 square feet of office, laboratory and growth chamber space under a lease which expires on March 31, 2025. This facility accommodates research and development, finance and accounting, investor relations, and administrative activities. Our manufacturing plant is located in Chatsworth, California, in a facility consisting of approximately 14,720 square feet of office, warehouse and production lines. We lease greenhouse space and farmland for agricultural use in Northern California, Idaho, and Hawaii.

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

We have incurred significant net losses since our formation in 2002 and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $16.1 million, and $6.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $226.5 million. Net cash used in operations was $25.9 million and $30.2 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur losses. Because we have incurred and will continue to incur significant costs and expenses for these efforts before we obtain any incremental revenues from the sale of seeds or products incorporating our traits, our losses in future periods could be even more significant. In addition, we may find our development and commercialization efforts are more expensive than we anticipate or that they do not generate revenues in the time period we anticipate, which would further increase our losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of our traits, our business, financial condition, operating results, and prospects will suffer.

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

Competition is intense and requires continuous technological development, and, if we are unable to compete effectively, our financial results will suffer.

We face significant competition in the markets in which we operate. The markets for pasta, body care and coconut water products are intensely competitive and rapidly changing. In most segments of the seed and agricultural biotechnology market, the number of products available to consumers is steadily increasing as new products are introduced. At the same time, the expiration of patents covering existing products reduces the barriers to entry for competitors. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our traits. In addition, several of our competitors have substantially greater financial, marketing, sales, distribution, research and development, and technical resources than us, and some of our collaborators have more experience in research and development, regulatory matters, manufacturing, and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technologies may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our traits being developed.

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

We depend on our key personnel and, if we are not able to attract and retain qualified technical and business personnel, we may not be able to grow our business or develop and commercialize our products.

Our future performance depends on the continued services and contributions of our management team and other key employees, the loss of whose services might significantly delay or prevent the achievement of our technical or business objectives. The replacement of any member of our management team involves significant time and costs and such loss could significantly delay or prevent the achievement of our business objectives. A member of our leadership team who has been our employee for many years and therefore, has significant experience and understanding of our business, would be difficult to replace.

Additionally, the majority of our workforce is involved in development and commercial activities. Our business is therefore dependent on our ability to recruit and maintain a highly skilled and educated workforce with expertise in a range of disciplines, including food innovation, supply chain management, agribusiness, marketing, and other subjects relevant to our operations. All of our current employees are at-will employees, and the failure to retain or hire skilled and highly educated personnel could limit our growth and hinder our research and development efforts.

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

We are subject to product liability claims with respect to our products, and as additional products integrating our traits reach commercialization, product liability claims may increasingly be a commercial risk for our business. Product liability claims against us or our collaborators selling products that contain our traits, or allegations of product liability relating to seeds containing traits developed by us, could damage our reputation, harm our relationships with our collaborators, and materially and adversely affect our business, results of operations, financial condition, and prospects. Furthermore, while our collaboration agreements typically require that our collaborators indemnify us for the cost of product liability claims brought against us as a result of our collaborator’s misconduct, such indemnification provisions may not always be enforced, and we may receive no indemnification if our own misconduct contributed to the claims.

We may seek to expand through acquisitions of and investments in other brands, businesses, and assets. These acquisition activities may be unsuccessful or divert management’s attention.

We may consider strategic and complementary acquisitions of and investments in other agricultural biotechnology and consumer brands, businesses or other assets, and such acquisitions or investments are subject to risks that could affect our business, including risks related to:

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

In connection with the preparation of our financial statements for the years ended December 31, 2021 and 2020, we identified certain internal control deficiencies that did not rise to the level of a significant deficiency or material weakness, on an individual basis or in the aggregate. We are continuously improving our internal control environment. As a result, we may experience higher than anticipated operating expenses, as well as higher auditor fees during and after the implementation of these changes. If we are unable to implement any of the required changes to our internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our operations, financial reporting, and results of operations and could result in an adverse opinion on internal controls from our independent registered public accounting firm.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. A significant portion of our existing NOLs are limited due to an ownership change under IRC Section 382 that we experienced as a result of the common shares issued in connection with the January 2021 and December 2020 Offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. If we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we obtain profitability.

Risks Related to Ownership of Our Common Stock

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could cause our stock price to decline.

Sales of a substantial number of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2021, there were 22,184,235 shares of our common stock outstanding, of which approximately 21,024,743 shares were held by non-affiliates. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

We may also issue common stock or options to purchase shares of our common stock that under our 2015 Omnibus Equity Incentive Plan and our 2015 Employee Stock Purchase Plan. Securities issued under these plans will be registered under a Form S-8 and are freely tradable upon issuance. There were 743,109 options exercisable as of December 31, 2021 at a weighted average exercise price of $7.54.

Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock since our initial public offering has been and may continue to be volatile. Since shares of our common stock were sold in our initial public offering in May 2015 at a price of $160.00 per share, our stock price has ranged from $1.00 to $176.00, through December 31, 2021. The market price of our common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond our control and may not be related to our operating performance, including:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Davis, California, in a facility consisting of approximately 9,224 square feet of office and laboratory space under a lease which expires on March 31, 2025. This facility accommodates research and development, accounting and other administrative activities. Our manufacturing facility in Chatsworth, California, consists of 14,720 square feet under a lease expires on May 1, 2024. We lease greenhouse space and farmland for agricultural use in Idaho, Northern California, and Hawaii. We also lease office and warehouse space in Idaho under a lease that expires on December 31, 2023.

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

Holders of Record

As of March 24, 2022, we had 43 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

We did not engage in any financing transaction involving sales of unregistered shares during the year ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2021.

Item 6. [Reserved]

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

“Arcadia Biosciences,” “GoodWheat,” “GoodHemp,” “Zola coconut water,” “Soul Spring,” “ProVault” and “Saavy Naturals” are our registered trademarks in the United States and, in some cases, in certain other countries. This report may also contain trademarks, service marks, and trade names of other companies. Solely for convenience, the trademarks, service marks and trade names referred to in this report may appear without the ®, TM, or SM symbols, but such references do not constitute a waiver of any rights that might be associated with the respective trademarks, service marks, or trade names.

Overview

We are a producer and marketer of innovative, plant-based health and wellness products. Our history as a leader in science-based approaches to developing high value crop improvements, primarily in wheat, designed to enhance farm economics by improving the performance of crops in the field, as well as their value as food ingredients, health and wellness products, and their viability for industrial applications, has laid the foundation for our path forward. We have used non-GMO advanced breeding techniques to develop these proprietary innovations which we are now commercializing through the sales of seed and grain, food ingredients and products, hemp extracts, trait licensing and royalty agreements. The recent acquisition of the assets of Lief, EKO, and Zola, adds bath and body care products, CBD consumer products, as well as coconut water, to our portfolio of products.

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

It is also estimated by the USDA, that approximately one-fifth of the FDA recommended calories consumed by people in the US are from wheat. Therefore, the market opportunity for nutritional improvements in wheat are significant not only because the wheat market itself is vast, but also because of the “share of stomach” wheat represents. Considering that most people today are not getting enough fiber or protein in their daily diets, the superior nutrient density of our non-GMO GoodWheat technology can improve the dietary intake of average consumers, by increasing their fiber and protein consumption without changing the way they eat. We believe this proprietary advantage gives GoodWheat the potential to become a global standard in wheat.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product sales, royalties, license fees, contract research agreements and government grant projects. Given our acute focus on selling our GoodWheat and Arcadia Wellness products, we do not intend to continue pursuing contract research agreements and government grant projects.

Product Revenues

Our product revenues consist primarily of sales of Arcadia Wellness products, GoodWheat grain, GLA products, and GoodHemp seeds. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. Our revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

License Revenues

Our license revenues to date consist of up-front, nonrefundable license fees, annual license fees, and subsequent milestone payments that we receive under our license agreements. Revenue generated from up-front license fees are recognized upon execution of the agreement. We recognize annual license fees when it is probable that a material reversal will not occur.

Milestone fees are variable consideration that is initially constrained and recognized only when it is probable that such amounts would not be reversed. The Company assesses when achievement of milestones are probable in order to determine the timing of revenue recognition for milestone fees. Milestones typically represent significant stages of development for our traits in a potential commercial product, such as achievement of specific technological targets, completion of field trials, filing with regulatory agencies, completion of the regulatory process, and commercial launch of a product containing our traits. Given the seasonality of agriculture and time required to progress from one milestone to the next, achievement of milestones is inherently uneven, and our license revenues are likely to fluctuate significantly from period to period.

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

Operating Expenses

Cost of Product Revenues

Cost of product revenues relates to the sale of Arcadia Wellness, GoodWheat, GoodHemp, and GLA products and consists of the cost of raw materials, including internal and third-party services costs related to procuring, processing, formulating, packaging and shipping our products, as well as in-licensing and royalty fees, any adjustments or write-downs to inventory or prepaid production costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee costs, professional service fees, broker and sales commission fees, and overhead costs. Our selling, general, and administrative expenses may fluctuate from period to period. In connection with our commercialization activities for our consumer products, we expect to increase our investments in sales and marketing, including additional consulting fees.

Gain on sale of Verdeca

The gain on sale of Verdeca is the gain recognized for the sale our membership interests in the Verdeca joint venture to our partner Bioceres. See Note 11.

Loss on sale of Arcadia Spain

The loss on sale of Arcadia Spain is the loss recognized for the sale of the assets of our subsidiary Arcadia Spain. See Note 1.

Impairment of intangible assets

Impairments of intangible assets are recorded when the fair value of intangible assets drops below its carrying amount. See Note 2 and 9.

Impairment of goodwill

Impairments of goodwill are recorded when the fair value of the reporting unit drops below its carrying amount. See Note 2.

Change in fair value of contingent consideration

Change in the fair value of contingent consideration is comprised of the fair value remeasurement of the liabilities associated with our contingent consideration.

Impairment of property and equipment, net

Impairment of property and equipment, net includes losses from tangible assets due to impairment or recoverability test charges to write down fixed assets to their fair value or recoverability value.

Interest Expense

Interest expense consists primarily of contractual interest on notes payable relating to the purchase of company vehicles.

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

Gain on extinguishment of PPP loan

The PPP loan amount forgiven has been recorded as gain on extinguishment of PPP loan, as the Company has been legally released from being the primary obligor. See Note 19.

Loss on Extinguishment of Warrant Liabilities

Loss on extinguishment of warrant liability is comprised of the difference between the reacquisition price and the carrying amount of the portion of the warrants associated with the warrant exercise transactions.

Offering Costs

Offering costs generally include placement agent, legal, advisory, accounting and filing fees, allocated to the common stock warrant liabilities.

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2021 and 2020. We consider all available evidence, both positive and negative, including but not limited to: earnings history, projected future outcomes, industry and market trends, and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Years ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenues:
Product	$6,587	$1,044
License	17	6,801
Royalty	176	83
Contract research and government grants	—	106
Total revenues	6,780	8,034
Operating expenses (income):
Cost of product revenues	8,708	5,199
Research and development	3,889	7,960
Gain on sale of Verdeca	—	(8,814)
Loss on sale of Arcadia Spain	497	—
Impairment of intangible assets	3,302	—
Impairment of goodwill	1,648	—
Change in fair value of contingent consideration	(210)	—
Impairment of property and equipment, net	1,534	—
Selling, general and administrative	22,938	16,467
Total operating expenses	42,306	20,812
Loss from operations	(35,526)	(12,778)
Interest expense	(20)	(47)
Other income, net	10,114	740
Change in fair value of common stock warrant liabilities	8,946	6,570
Loss on extinguishment of warrant liability	—	(635)
Gain on extinguishment of PPP loan	1,123	—
Offering costs	(769)	—
Net loss before income taxes	(16,132)	(6,150)
Income tax (provision) benefit	(2)	124
Net loss	(16,134)	(6,026)
Net loss attributable to non-controlling interest	(1,474)	(1,371)
Net loss attributable to common stockholders	$(14,660)	$(4,655)

Revenues

Product revenues accounted for 97% and 13% of our total revenues for the years ended December 31, 2021 and 2020, respectively. The $5.5 million, or 531%, increase in product revenues was primarily driven by $4.3 million of sales related to the newly acquired lines of products of Arcadia Wellness, plus higher sales of GoodWheat grain and GoodHemp seed.

License revenues accounted for 0% and 85% of our total revenues for the years ended December 31, 2021 and 2020, respectively. The $6.8 million decrease in license revenues is the result of amounts previously allocated to the licenses granted to Bioceres for certain intellectual property rights provided in connection with the November 2020 transaction. There were no license agreements executed in 2021.

Royalty revenues accounted for 3% and 1% of our total revenues for the years ended December 31, 2021 and 2020, respectively. The $93,000 increase of royalty revenues represents additional annual royalty fees earned.

Contract research and government grant revenues accounted for 0% and 1% of our total revenues for the years ended December 31, 2021 and 2020, respectively. The $106,000, or 100%, decrease in contract research and government grant revenues was driven by the completion of agreements and grants. Given our acute focus on selling our existing products, we do not intend to continue pursuing contract research agreements and government grant projects.

Operating Expenses (Income)

Cost of Product Revenues

Cost of product revenues increased by $3.5 million, or 67%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is mainly due to sales from the newly acquired lines of products within Arcadia Wellness, in addition to GoodWheat grain and GoodHemp seed sales. The increase was partially offset by $1.0 million lower inventory write-downs charged to cost of product revenues during the year ended December 31, 2021.

Research and Development

Research and development expenses decreased by $4.1 million, or 51%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was driven by the Company pivoting its focus to commercialization, which led to lower employee-related expenses as we right-sized our research teams, along with the the absence of the expenses related to Verdeca.

Gain on sale of Verdeca

The gain on sale of Verdeca decreased by $8.8 million as we sold our membership interests in the Verdeca joint venture to our partner Bioceres in 2020. See Note 11.

Loss on sale of Arcadia Spain

The loss on sale of Arcadia Spain increased by $497,000 due to the transaction executed in November 2021 in which we sold our wholly owned subsidiary to a European partner. See Note 1.

Impairment of intangible assets

We recognized an impairment of intangible assets in the amount of $3.3 million for the year ended December 31, 2021. The impairment charges were primarily the result of lower margins in our wellness products due to unfavorable product mix and higher freight costs that have a significant impact in the near-term. A volatile economic climate and higher than normal inflation were also contributing factors, in addition to a decline in the hemp seed market forecasted sales. No impairment losses were recorded in the same period of 2020. See Note 2 and 9.

Impairment of goodwill

We recognized an impairment of goodwill in the amount of $1.6 million for the year ended December 31, 2021. The impairment charge was primarily the result of weakness in our newly acquired consumer product margins, combined with a volatile economic climate and higher than normal inflation. No impairment losses were recorded in the same period of 2020. See Note 2.

Change in fair value of contingent consideration

The change in fair value of contingent consideration during the year ended December 31, 2021 was due to the Industrial Seed Innovations ("ISI") contingent consideration remeasurement that resulted in a decrease of the liability in the amount of $210,000. See Note 6 and 17. There was no change in fair value of contingent consideration during the year ended December 31, 2020.

Impairment of property and equipment, net

We recorded write-downs of fixed assets in the amount of $1.5 million for the year ended December 31, 2021. The majority of this amount was because Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to regulatory challenges and a saturated hemp market. As a result, the Company assessed Archipelago’s fixed assets for impairment, and recorded write-downs in the amount of $1.4 million for the year ended December 31, 2021. An additional fixed assets impairment in the amount of $100,000 was recorded for other fixed assets determined to have no future economic benefit. See Note 5. No write-downs of fixed assets were recorded in 2020.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $6.5 million, or 39%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by selling expenses and other general and support costs related to the acquired businesses, as well as acquisition-related investment banker success fees, legal diligence and transaction fees. We have also increased commercial and marketing personnel and consulting activities in preparation for new product and channel launches.

Interest Expense

Interest expense was $20,000 for the year ended December 31, 2021, 60% lower compared to the amount recognized during the year ended December 31, 2020, due to the satisfaction of notes payable agreements during 2021. There was $47,000 of interest expense for the year ended December 31, 2020.

Other Income, Net

Other income, net, increased by $9.4 million, or 1267%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This was primarily due to the $10.2 million realized gain of corporate securities of Bioceres recorded in June 2021. See Note 6. No realized gains of corporate securities were recorded during the year ended December 31, 2020, as the prior year's other income, net balance mainly consisted of the unrealized gain of the same corporate securities in the amount of $656,000.

Gain on extinguishment of PPP loan

During the year ended December 31, 2021, we were notified by the lender that the SBA had forgiven the original PPP loan amount in full, resulting in a $1.1 million gain on the extinguishment of the PPP loan. See Note 19.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

Change in the estimated fair value of common stock warrant liabilities resulted in income of $8.9 million for the year ended December 31, 2021 due to the fair value remeasurement of the common stock warrant liabilities driven by the change in the stock price, risk-free rates and volatility as of December 31, 2021 compared to the change for the year ended December 31, 2020.

Loss on Extinguishment of Warrant Liability

In connection with the May and July 2020 Warrant Exercise Transactions, the Company recognized a loss on extinguishment of warrant liabilities of approximately $635,000 for the year ended December 31, 2020. There were no such transactions during the year ended December 31, 2021.

Issuance and offering costs

Offering costs increased by $769,000 for the year ended December 31, 2021, and were comprised of placement agent fees, placement agent warrants, and legal and accounting fees allocated to the stock warrant liabilities recorded with the January 2021 private placement financing transaction. There were no issuance and offering costs incurred during the year ended December 31, 2020.

Income Tax Provision (Benefit)

The income tax provision resulted in a $2,000 expense for the year ended December 31, 2021, compared to a benefit of $124,000 for the year ended December 31, 2020. In the prior year, purchase accounting deferred tax liabilities related to the ISI acquisition, enabled the realization of a portion of the existing deferred tax assets, thus allowing for a reduction in the valuation allowance in the amount of $107,000.

Seasonality

We and our commercial partners operate in different geographies around the world and conduct field trials used for data generation, which must be conducted during the appropriate growing seasons for particular crops and markets. Often, there is only one crop-growing season per year for certain crops and markets. Similarly, climate conditions and other factors that may influence the sales of our products may vary from season to season and year to year. In particular, weather conditions, including natural disasters such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, may affect the timing and outcome of field trials, which may delay milestone payments and the commercialization of products incorporating our seed traits. In the future, sales of commercial products that incorporate our seed traits will vary based on crop growing seasons and weather patterns within particular regions. Demand for our consumer body care products tends to vary with major holidays and demand for coconut water products is generally higher in the summer months.

The level of seasonality in our business overall is difficult to evaluate at this time due to our relatively limited number of commercialized products, our expansion into new geographical markets and our introduction of new products and traits.

Liquidity, Capital Resources and Going Concern

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities and debt, as well as proceeds from the sale of our products and payments under license agreements, contract research agreements and government grants. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. As of December 31, 2021, we had cash and cash equivalents of $28.7 million. For the years ended December 31, 2021 and 2020, the Company had net losses of $16.1 million and $6.0 million, respectively, and net cash used in operations of $25.9 million and $30.2 million, respectively.

We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for at least the next 12 months from the issuance date of our 2021 financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may seek to raise additional funds through debt or equity financings, if necessary. We may also consider entering into additional partner arrangements. Any sale of additional equity would result in dilution to our stockholders. Our incurrence of debt would result in debt service obligations, and the instruments governing our debt could provide for additional operating and financing covenants that would restrict our operations. If we do require additional funds and are not able to secure adequate additional funding, we may be forced to reduce our spending, extend payment terms with our suppliers, liquidate assets, or suspend or curtail planned development programs. Any of these actions could materially harm our business, results of operations and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(25,868)	$(30,218)
Investing activities	16,608	17,284
Financing activities	21,900	20,560
Effects of foreign currency translation on cash and cash equivalents	2	—
Net increase in cash and cash equivalents	$12,642	$7,626

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2021 was $25.9 million. Our net loss of $16.1 million, non-cash charges including $1.5 million of stock-based compensation, $1.3 million of lease amortization, $3.6 million of write-downs of inventory, $1.5 million of impairment of property and equipment, $769,000 of issuance and offering costs, $1.6 million of impairment of goodwill, $3.3 million of impairment of intangible assets, and $929,000 of depreciation were offset by $1.7 million adjustments in our working capital accounts, $10.2 million of realized gain on corporate securities, $8.9 million for the change in fair value of common stock warrant liabilities, $210,000 of other non-cash income from the change in fair value of contingent consideration, and $1.3 million of operating lease payments.

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

Cash flows from investing activities

Cash provided by investing activities for the year ended December 31, 2021 of $16.6 million primarily consisted of $21.8 million of proceeds from sales of investments, partially offset by $4.3 million of acquisitions, and $1.0 million in purchases of property and equipment.

Cash provided by investing activities for the year ended December 31, 2020 of $17.3 million primarily consisted of $18.3 million of proceeds from sales and maturities of investments and $3.2 million of proceeds from the sale of Verdeca, partially offset by $2.3 million in purchases of property and equipment, $1.3 million of purchases of investments and $500,000 of acquisitions, net of cash acquired.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2021 of $21.9 million consisted of proceeds from the issuance of common stock relating to the January 2021 private placement financing transaction of $25.1 million of gross proceeds, capital contributions from the non-controlling interest in our joint venture of $750,000, and proceeds from the purchase of ESPP shares of $39,000, which were offset by payments of transaction costs related to the January 2021 private placement of $1.9 million and principal payments on debt of $2.1 million.

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

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities, other than Verdeca, a joint venture sold in November 2020. See Note 11.

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

We consider our critical accounting policies and estimates to be revenue recognition, determination of the provision for income taxes, stock-based compensation, impairments of long-lived assets such as intangible assets and goodwill, impairment of property and equipment, and net realizable value of inventory.

Revenue recognition

We recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. See Note 2 for further detail on each of the below revenue streams.

We generally recognize product revenues once passage of title has occurred, which is generally upon delivery. Shipping and handling costs charged to customers are recorded as revenues and included in cost of product revenues at the time the sale is recognized.

We have determined that, at the inception of each license agreement, there is only one deliverable for the license for access to and assistance with the development of the specified intellectual property. We recognize revenue up-front and annual license fees in full when it is deemed probable to be earned.

We recognize royalty revenue when the Company can reasonably determine the amounts earned.

We recognize revenue related to milestone payments when it is probable that such amounts would not be reversed.

Contract research revenue consists of amounts earned from performing contracted research activities for third parties. Activities performed are related to breeding programs or the genetic engineering of plants and are subject to an executed agreement. We generally recognize fees for research activities over the contractually specified performance period.

Grant revenues are recognized as eligible research and development expenses are incurred, using a proportional performance recognition methodology.

Determination of the provision for income taxes

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

We recorded stock-based compensation expense related to equity awards of $1.5 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively.

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

Impairments of long-lived intangible assets and goodwill

The Company evaluates if events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets, such as identifiable intangible assets and goodwill, may warrant revision or that the remaining balance of these assets may not be recoverable. In evaluating for recoverability, the Company estimates the future undiscounted cash flows for intangible assets, and discounted cash flows for goodwill, expected to result from the use of the assets and their eventual disposition. In the event that the balance of any asset exceeds the future undiscounted or discounted cash flow estimate, impairment is recognized based on the excess of the carrying amounts of the asset above its estimated fair value.

Impairments of property and equipment

The Company evaluates if events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision or that the remaining balance of these assets may not be recoverable. In evaluating for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. In the event that the balance of any asset exceeds the future undiscounted cash flow estimate, impairment is recognized based on the excess of the carrying amounts of the asset above its estimated fair value.

Net realizable value of inventories

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcadia Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring net losses and net cash used in operations, and resources that will not be sufficient to meet its anticipated cash requirements, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GoodWheat Inventory Valuation – Refer to Note 4 to the consolidated financial statements

Critical Audit Matter Description

GoodWheat inventories are recorded at the lower of cost or net realizable value. Management periodically evaluates the carrying value of inventories in relation to the forecasts of product demand, which takes into consideration the estimated marketability and salability of products. When quantities on hand exceed forecasted demand, regulatory changes occur, or quality specifications are not met, a write-down is recorded for such inventories. Changes in assumptions of forecasted product demand could have a significant impact on the amount of inventory valuation, and any related write-downs.

Given the significant judgments made by management in forecasting product demand, including the impact of product marketability and salability, auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over GoodWheat inventory valuation included the following, among others:

•
We tested the demand forecasts by obtaining documentation to support customer orders, contracts, historical and future sales that corroborate the reasonableness of amount estimated for demand.
•
We evaluated management’s ability to accurately forecast product demand by comparing actual results to management’s historical estimates.
•
We performed corroborative inquiries with the personnel responsible for sales forecasting to evaluate the reasonableness of the product salability and demand forecasts.
•
We assessed whether write-downs of inventory may be understated by examining write-down activity subsequent to December 31, 2021.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

March 31, 2022

We have served as the Company's auditor since 2007.

Arcadia Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$28,685	$14,042
Short-term investments	—	11,625
Accounts receivable, net of allowance for doubtful accounts of $76 and $0 as of December 31, 2021 and 2020, respectively	1,370	1,406
Inventories, net — current	4,433	3,812
Prepaid expenses and other current assets	900	811
Total current assets	35,388	31,696
Restricted cash	—	2,001
Property and equipment, net	2,291	3,539
Right of use assets	3,081	5,826
Inventories, net — noncurrent	2,494	3,485
Goodwill	—	408
Intangible assets, net	484	370
Other noncurrent assets	180	23
Total assets	$43,918	$47,348
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,638	$4,105
Amounts due to related parties	64	80
Debt — current	—	1,141
Unearned revenue — current	—	8
Operating lease liability — current	1,074	717
Other current liabilities	264	263
Total current liabilities	5,040	6,314
Debt — noncurrent	—	2,105
Operating lease liability — noncurrent	2,220	5,389
Common stock warrant liabilities	3,392	2,708
Other noncurrent liabilities	2,070	2,280
Total liabilities	12,722	18,796
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 22,184,235 and 13,450,861 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	63	54
Additional paid-in capital	257,515	239,496
Accumulated deficit	(226,485)	(211,825)
Total Arcadia Biosciences stockholders’ equity	31,093	27,725
Non-controlling interest	103	827
Total stockholders' equity	31,196	28,552
Total liabilities and stockholders’ equity	$43,918	$47,348

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and share data)

	Year Ended December 31,
	2021	2020
Revenues:
Product	$6,587	$1,044
License	17	6,801
Royalty	176	83
Contract research and government grants	—	106
Total revenues	6,780	8,034
Operating expenses (income):
Cost of product revenues	8,708	5,199
Research and development	3,889	7,960
Gain on sale of Verdeca	—	(8,814)
Loss on sale of Arcadia Spain	497	—
Impairment of intangible assets	3,302	—
Impairment of goodwill	1,648	—
Change in fair value of contingent consideration	(210)	—
Impairment of property and equipment, net	1,534	—
Selling, general and administrative	22,938	16,467
Total operating expenses	42,306	20,812
Loss from operations	(35,526)	(12,778)
Interest expense	(20)	(47)
Other income, net	10,114	740
Change in fair value of common stock warrant liabilities	8,946	6,570
Loss on extinguishment of warrant liability	—	(635)
Gain on extinguishment of PPP loan	1,123	—
Offering costs	(769)	—
Net loss before income taxes	(16,132)	(6,150)
Income tax (provision) benefit	(2)	124
Net loss	(16,134)	(6,026)
Net loss attributable to non-controlling interest	(1,474)	(1,371)
Net loss attributable to common stockholders	$(14,660)	$(4,655)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.69)	$(0.47)
Weighted-average number of shares used in per share calculations:
Basic and diluted	21,280,620	9,959,018
Other comprehensive loss, net of tax
Unrealized losses on investment securities	—	(1)
Other comprehensive loss	—	(1)
Comprehensive loss attributable to common stockholders	$(14,660)	$(4,656)

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	13,450,861	$54	$239,496	$(211,825)	$827	$28,552
Issuance of shares related to the January 2021 PIPE	7,876,784	8	15,508	—	—	15,516
Offering costs related to the January 2021 PIPE	—	—	(2,084)	—	—	(2,084)
Issuance of placement agent warrants related to issuance of January 2021 PIPE	—	—	942	—	—	942
Issuance of shares at closing of Arcadia Wellness acquisition	827,401	1	2,052	—	—	2,053
Issuance of shares related to exercise of Service and Performance Warrants	14,000	—	22	—	—	22
Issuance of shares related to employee stock purchase plan	15,189	—	38	—	—	38
Stock-based compensation	—	—	1,541	—	—	1,541
Non-controlling interest contributions	—	—	—	—	750	750
Net loss	—	—	—	(14,660)	(1,474)	(16,134)
Balance at December 31, 2021	22,184,235	$63	$257,515	$(226,485)	$103	$31,196

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income		Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	8,646,149	$49	$214,826	$(207,171)	$1		$620	8,325
Issuance of shares related to employee stock purchase plan	19,667	—	51	—	—		—	51
Issuance of shares related to exercise of June 2018 Warrants	1,392,345	1	5,568	—	—		—	5,569
Issuance of investor warrants related to May 2020 Warrant Transaction	—	—	4,415	—	—		—	4,415
Issuance of placement agent warrants related to issuance of May 2020 Warrants	—	—	215	—	—		—	215
Issuance of shares related to the exercise of March 2018 PIPE	641,416	1	2,443	—	—		—	2,444
Issuance of investor warrants related to July 2020 Warrant Transaction	—	—	2,059	—	—		—	2,059
Issuance of placement agent warrants related to issuance of July 2020 Warrants	—	—	101	—	—		—	101
Shares of common stock issued at closing of ISI transaction	132,626	—	432	—	—		—	432
Issuance of shares and warrants related to December 2020 Offering	2,618,658	3	7,997	—	—		—	8,000
Offering costs related to December 2020 Offering	—	—	(939)	—	—		—	(939)
Issuance of placement agent warrants related to December 2020 Offering	—	—	287	—	—		—	287
Stock-based compensation	—	—	2,042	—	—		—	2,042
Non-controlling interest contributions	—	—	—	—	—		1,578	1,578
Unrealized losses on investment securities	—	—	—	—	(1)		—	(1)
Net loss	—	—	—	(4,655)	—		(1,371)	(6,026)
Balance at December 31, 2020	13,450,861	$54	$239,496	$(211,825)	$—	$—	$827	$28,552

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,134)	$(6,026)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant liabilities	(8,946)	(6,570)
Change in fair value of contingent consideration	(210)	—
Offering costs	769	—
Depreciation	929	632
Amortization of intangible assets	116	30
Lease amortization	1,276	1,048
Impairment of intangible assets	3,302	—
Impairment of goodwill	1,648	—
Loss (Gain) on disposal of equipment	23	(8)
Loss on disposal of intangible assets	222	—
Net amortization of investment premium	—	(44)
Stock-based compensation	1,541	2,042
Bad debt expense	76	—
Gain on sale of Verdeca	—	(8,814)
Realized gain on corporate securities	(10,221)	—
Corporate securities received in exchange for license agreement	—	(4,318)
Unrealized gain on corporate securities	—	(656)
Write-down of inventory and prepaid production costs	3,593	4,311
Loss on extinguishment of warrant liability	—	635
Gain on extinguishment of PPP loan	(1,123)	—
Impairment of property and equipment	1,534	—
Deferred income taxes	—	(107)
Changes in operating assets and liabilities:
Accounts receivable	(40)	(1,119)
Inventories	(2,383)	(9,751)
Prepaid expenses and other current assets	56	39
Other noncurrent assets	(158)	(15)
Accounts payable and accrued expenses	(372)	(580)
Amounts due to related parties	(16)	40
Unearned revenue	(8)	(34)
Other current liabilities	1	(43)
Operating lease payments	(1,343)	(910)
Net cash used in operating activities	(25,868)	(30,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	19	8
Purchases of property and equipment	(1,007)	(2,335)
Proceeds from sale of Verdeca	—	3,153
Acquisitions, net of cash acquired	(4,250)	(500)
Purchases of investments	—	(1,292)
Proceeds from sales and maturities of investments	21,846	18,250
Net cash provided by (used in) investing activities	16,608	17,284
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants from December 2020 Offering	—	8,000
Payments of offering costs relating to December 2020 Offering	—	(652)
Proceeds from issuance of common stock and warrants from January 2021 PIPE securities purchase agreement	25,147	—
Payments of offering costs relating to January 2021 PIPE securities purchase agreement	(1,912)	—
Proceeds from borrowings	—	3,108
Payments of transaction costs relating to extinguishment of warrant liability	—	(863)
Principal payments on notes payable	(2,146)	(34)
Proceeds from exercise of warrants	22	9,372
Proceeds from exercise of stock options and purchases through ESPP	39	51
Capital contributions received from non-controlling interest	750	1,578
Net cash provided by financing activities	21,900	20,560
Effects of foreign currency translation on cash and cash equivalents	2	—
Net increase (decrease) in cash, cash equivalents and restricted cash	12,642	7,626
Cash, cash equivalents and restricted cash — beginning of period	16,043	8,417
Cash, cash equivalents and restricted cash — end of period	$28,685	$16,043

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$25	$10
Cash paid for taxes	$1	$1
NONCASH TRANSACTIONS:
Shares of common stock issued at closing of ISI transaction	$—	$432
Common stock warrants issued to placement agent and included in offering costs related to December 2020 Purchase Agreement	—	287
Common stock warrants issued to placement agent and included in offering costs related to May 2020 Warrant Transaction	—	215
Common stock warrants issued to placement agent and included in offering costs related to July 2020 Warrant Transaction	—	101
Fair value of shares of common stock issued at closing of Arcadia Wellness transaction	2,053	—
Common stock warrants issued to placement agent and included in offering costs related to January 2021 PIPE securities purchase agreement	942	—
Right of use assets obtained in exchange for new operating lease liabilities	1,664	331
Right of use assets obtained through modification of existing lease agreement	—	4,207
Fixed assets acquired with notes payable	—	37
Purchases of fixed assets included in accounts payable and accrued expenses	—	71

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Organization

Arcadia Biosciences, Inc. (the "Company"), was incorporated in Arizona in 2002 and maintains its headquarters in Davis, California, with additional facilities in American Falls, Idaho, and Chatsworth, California. The Company was reincorporated in Delaware in March 2015.

The Company is a producer and marketer of innovative, plant-based health and wellness products. Its history as a leader in science-based approaches to developing high-value crop improvements, as well as nutritionally enhanced food ingredients and health and wellness products, has laid the foundation for its path forward. The Company used advanced breeding techniques to develop these proprietary innovations which are now being commercialized through the sales of seed and grain, as well as food ingredients and products. The recent acquisition of the businesses of Lief Holdings, LLC (“Lief”), EKO Holdings, LLC (“Eko”) and Live Zola, LLC (“Zola”) added bath and body care products, as well as coconut water, to the Company’s portfolio.

In May 2021, the Company’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”, see Note 8), acquired the businesses of Eko, Lief, and Zola. The acquisition included consumer CBD brands like Soul Spring™, a CBD-infused botanical therapy brand in the natural category, Saavy Naturals™, a line of natural body care products and Provault™, a CBD-infused sports performance formula made with natural ingredients, providing effective support and recovery for athletes. Also included in the purchase is Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand.

In April 2021, the newly formed Company’s wholly owned subsidiary Arcadia SPA, S.L. (“Arcadia Spain” or “ASPA”) acquired the physical and intellectual property assets of Agrasys S.A. (“Agrasys”), a food ingredients company based in Barcelona, Spain. The Company sold all of the assets and liabilities related to the subsidiary Arcadia Spain in November 2021 to a European buyer (the "buyer"), to focus on the US domestic market. The loss on sale of Arcadia Spain recorded on the consolidated statements of operations and comprehensive loss was $497,000. The buyer assumed all present and future liabilities, including the initial commitments related to the 2022 planting season.

In August 2019, the Company entered into a joint venture agreement with Legacy Ventures Hawaii, LLC (“Legacy,” see Note 10) to grow, extract, and sell hemp products. The partnership Archipelago Ventures Hawaii, LLC (“Archipelago”), combines the Company’s extensive genetic expertise and resources with Legacy’s experience in hemp extraction and sales. In October 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to regulatory challenges and a saturated hemp market. As a result, the Company recorded impairments of property and equipment in the amount of $1.4 million and $0 for the years ended December 31, 2021, and 2020, respectively. The Company assessed Archipelago’s fixed assets for impairment through an asset recoverability test, using prices for similar assets. See Note 5.

Liquidity, Capital Resources, and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of December 31, 2021, the Company had an accumulated deficit of $226.5 million, and cash and cash equivalents of $28.7 million. For the years ended December 31, 2021 and 2020, the Company had net losses of $16.1 million and $6.0 million, respectively, and net cash used in operations of $25.9 million and $30.2 million, respectively. The Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Arcadia Wellness, Arcadia Spain and Archipelago. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP (“GAAP”), and with the rules of the Securities and Exchange Commission.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates Archipelago in the consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $1,474,000 and $1,371,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the years ended December 31, 2021 and 2020, respectively. The non-controlling partner’s equity interests are presented as non-controlling interests on the consolidated balance sheets as of December 31, 2021 and 2020.

The functional currency of the foreign subsidiary Arcadia Spain during the year ended December 31, 2021, was its local currency (i.e., the Euro). Accordingly, period-end exchange rates were applied to translate its assets and liabilities and average transaction exchange rates to translate its revenues, expenses, gains, and losses into U.S. dollars. Upon disposal of all of the assets and liabilities related to Arcadia Spain, the Company deconsolidated the accounts of the subsidiary as of November 30, 2021, and recorded a loss on the sale in the amount of $497,000 during the quarter ended December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto. Significant estimates and assumptions made by management included the determination of the provision for income taxes, stock-based compensation, impairments of long-lived assets such as intangible assets and goodwill, impairment of property and equipment, and net realizable value of inventory. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers any liquid investment with a stated maturity of three months or less at the date of purchase to be a cash equivalent. Cash and cash equivalents consist of cash on deposit with banks, and money-market funds. The Company limits cash investments to financial institutions with high credit standings; therefore, management believes that there is no significant exposure to any credit risk in the Company’s cash and cash equivalents. However, as of December 31, 2021 and 2020, a substantial portion of the Company’s cash in depository accounts is in excess of the federal deposit insurance limits.

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

Other-than-temporary impairments on investments

The Company regularly reviews each of its investments for impairment by determining if the investment has sustained an other-than-temporary decline in its value, in which case the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the investment in relation to its cost basis, (ii) the financial condition of the investment, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery of the market value of the investment. As of December 31, 2021, the Company had no short-term investments, and as of December 31, 2020, there was no impairment of the Company’s investments.

Accounts receivable

Accounts receivable represents amounts owed to the Company from product sales, licenses, and royalties. The carrying value of the Company’s receivables represents estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is recorded accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company had $76,000 and $0 amounts reserved for doubtful accounts at December 31, 2021 and 2020, respectively, and the allowance activity during the year ended December 31, 2021, was immaterial.

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

GoodWheat: Proprietary wheat plants are grown, producing seed and grain with a variety of improved nutritional qualities, including high levels of amylose, improved shelf-life, and reduced gluten. The seed is used for subsequent plantings and the grain is either sold or used as an ingredient in the production of food products, which the Company refers to collectively as GoodWheat products. Amounts inventoried consist primarily of fees paid to contracted cooperators to grow the crops, costs to process harvested seed and grain, and costs to mill the grain into flour.

Body care: A portfolio of CBD-infused and CBD-free consumer bath and body care products such as body lotions, bath-bombs and topical pain relievers, that are produced in the US. Amounts inventoried consist primarily of purchased raw materials, components, labor, and manufacturing facility costs.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Zola Coconut water: Inventories mainly consist of coconut water imported from Thailand, freight-in, supplies, and labor.

GoodHemp: Proprietary seeds are grown and used for subsequent plantings and sold as final product to other growers. Amounts in inventory for internally produced hemp seeds consist primarily of labor, supplies and facility costs. The costs to procure seeds from external growers and suppliers are included in inventory, as well. In addition, hemp seeds were planted on land leased in Hawaii. The costs of purchasing, planting and growing the seed, and harvesting the resulting biomass are captured as inventory, along with the costs to process the biomass into CBD oil. Amounts in inventory for growing biomass primarily consist of labor, supplies and facility costs.

The inventories—current line item on the balance sheet represents inventory forecasted to be sold or used in production in the next 12 months, as of the balance sheet date, and consists primarily of the cost of GoodWheat seed and grain, body care products, Zola Coconut water, and hemp seed. The inventories—noncurrent line item on the balance sheet represents inventory expected to be used in production or sold beyond the next 12 months, as of the balance sheet date, and consists primarily of GoodWheat seed and grain, and GoodHemp seed.

Raw materials inventories consist primarily of the costs to produce body care products and GoodWheat seeds. Goods in process inventories consist of costs to produce GoodHemp seed, hemp seed production costs incurred by Archipelago, and GoodWheat seed and grain. Finished goods inventories consist of GoodWheat and body care products, and GoodHemp seeds that are available for sale.

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

The Company evaluates if events and circumstances have occurred that indicate the remaining estimated useful life of fixed assets may warrant revision or that the remaining balance of these assets may not be recoverable. In evaluating for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. In the event that the balance of any asset exceeds the future undiscounted cash flow estimate, impairment is recognized based on the excess of the carrying amounts of the asset above its estimated fair value.

Impairment of long-lived intangible assets and goodwill

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

Intangible assets, net

As of December 31, 2021 and 2020, there were $3.3 million and $0, respectively of impairment of intangible assets, recorded on the consolidated statements of operations and comprehensive loss. See Note 9 for more information.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Goodwill

During the year ended December 31, 2021, the Company recorded an impairment charge of $1.6 million, which was included as impairment of goodwill on our consolidated statements of operations and comprehensive loss. The goodwill carrying value of $1.6 million was fully impaired. See Note 7 and 8 for the goodwill recorded at the time of the ISI and AW acquisitions, respectively. The impairment charge was primarily the result of weakness in our newly acquired consumer product margins combined with a volatile economic climate and higher than normal inflation. The decline in the stock price observed during the fourth quarter of 2021, pushed our market capitalization significantly below the recorded value of our stockholders' equity. No goodwill impairment charges were recorded during the year ended December 31, 2020.

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

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of December 31,
	2021	2020
Customer B	11	21
Customer D	15	—
Customer C	—	12
Customer E	11	—
Customer A	—	57

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Customers representing greater than 10% of total revenues were as follows (in percentages):

	For Year Ended December 31,
	2021	2020
Customer D	11	—
Customer B	10	7
Customer A	—	83

Stock-based compensation

The Company recognizes compensation expense related to its employee stock purchase plan and the cost of stock-based compensation awards on a straight-line basis over the requisite service period, net of estimated forfeitures. Judgment is required in estimating the amount of stock-based awards that will be forfeited prior to vesting. Compensation expense could be revised in subsequent periods if actual forfeitures differ from those estimates. The Company has selected the Black-Scholes option-pricing model and various inputs to estimate the fair value of its stock-based awards. See Note 16 for additional information. Amounts recognized in the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2021	2020
	(in thousands)
Research and development	$98	$341
Selling, general and administrative	1,443	1,701
Total stock-based compensation	$1,541	$2,042

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

Revenue recognition

The Company derives its revenues from product sales, licensing agreements, royalty fees, contract research agreements, and government grants.

Product revenues

Product revenues to date have consisted primarily of sales of SONOVA GLA products, GoodWheat grain sales, body care products, Zola Coconut water, and GoodHemp seed sales. The Company recognizes revenue from product sales when ownership of the product is transferred to third-party distributors and consumers, collectively “our customers”, which generally occurs upon delivery. Shipping and handling costs charged to customers are

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

recorded as revenues and included in cost of product revenues at the time the sale is recognized. Revenues fluctuate depending on the timing of shipments of product to our customers.

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

Royalty revenues

Royalty revenues from the Company’s agreements with third parties are recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee.

Contract research and government grant revenues

Contract research and government grant revenues consist of amounts earned from performing contracted research primarily related to breeding programs or the genetic engineering of plants for third parties. Contract research revenue and government grants revenues are accounted for as a single performance obligation for which revenues are recognized over time using the input method (e.g., costs incurred to date relative to the total estimated costs at completion). The Company receives payments from government entities in the form of government grants. The Company’s obligation with respect to these government agreements is to perform the research on a best-efforts basis.

Unearned revenue

The Company defers revenue to the extent that cash received in conjunction with a license agreement, contract or grant exceeds the revenue recognized in accordance with Company policies. During the year ended December 31, 2021, the Company recognized revenue of $8,000 that was included in unearned revenue on the consolidated balance sheet as of December 31, 2020.

Cost of product revenues

Cost of product revenues relates to the sale of GoodWheat, Zola Coconut water, body care, GLA oil and GoodHemp products and consists of manufacturing costs, including production overhead costs such as depreciation, rent and others, in-licensing and royalty fees, any adjustments or write-downs to inventory, as well as the cost of raw materials, including inventory and third-party services costs related to procuring, processing, formulating, packaging, and shipping the Company’s products.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Change in fair value of contingent consideration

Change in the fair value of contingent consideration is comprised of the gain associated with the reduction of the contingent liability. See Note 17.

Change in the estimated fair value of common stock warrant liabilities

Change in the estimated fair value of common stock warrant liabilities is comprised of the fair value remeasurement of liability classified common stock warrants. See Note 15.

Note 3. Recent Accounting Pronouncements

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The FASB Board is issuing this Update to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The amendments in this Update are effective for public business entities that meet the definition of a smaller reporting company, as defined by the SEC, for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company early adopted ASU No. 2020-06 on January 1, 2022, using the modified retrospective method. The main impact on the consolidated financial statements that will be prepared on Form 10-Q as of March 31, 2022, will be the reclassification of the Company's stock warrant liabilities to equity on the consolidated balance sheets, and the elimination of quarterly changes in the fair value of our stock warrant liabilities on the consolidated statement of operations and comprehensive loss.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in this Update clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU No. 2021-04 on January 1, 2022 with an immaterial impact on the Company’s disclosures.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 4. Inventory

Inventories, net consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$1,851	$966
Goods in process	842	1,921
Finished goods	4,234	4,410
Inventories	$6,927	$7,297

The write-downs to inventory are included in cost of product revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. Therefore, if there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase our expenses in the period the write down is taken and materially affect our operating results. The Company recorded write-downs of wheat inventories, hemp seed inventories, and body care products of $3.6 million for the year ended December 31, 2021. The Company recorded $4.3 million of inventory write-downs for the year ended December 31, 2020.

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2021	2020
Laboratory equipment	$2,659	$2,951
Software and computer equipment	548	591
Machinery and equipment	1,809	2,046
Furniture and fixtures	211	181
Vehicles	417	428
Leasehold improvements	2,306	2,229
Property and equipment, gross	7,950	8,426
Less accumulated depreciation and amortization	(5,659)	(4,887)
Property and equipment, net	$2,291	$3,539

Depreciation expense was $929,000 and $632,000 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, respectively, there was $267,000 and $239,000 of construction in progress included in property and equipment that had not been placed into service and was not subject to depreciation.

The Company recorded impairments of property and equipment in the amount of $1.5 million and $0 for the years ended December 31, 2021, and 2020, respectively. The majority was related to the fact that Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to regulatory challenges and a saturated hemp market. As a result, the Company assessed Archipelago’s fixed assets for impairment through an asset recoverability test, and recorded write-downs in the amount of $1.4 million for the year ended December 31, 2021, calculating the fair value using prices for similar assets. An additional fixed assets impairment in the amount of $100,000 was recorded as of December 31, 2021, for other fixed assets, not related to Archipelago, determined to have no future economic benefit.

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

The Company classified its investments in corporate securities of Bioceres Crop Solutions Corp. (“BIOX”) as short-term investments. The Company recorded realized gains of $10.2 million for the year ended December 31, 2021, associated with the sale of these corporate securities in other income, net, in the consolidated statements of operations and comprehensive loss.

The following tables summarize the amortized cost and fair value of the investment securities portfolio at December 30, 2021 and December 31, 2020.

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2021
Cash equivalents:
Money market funds	$26,842	$—	$—	$26,842
Total Assets at Fair Value	$26,842	$—	$—	$26,842

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2020
Cash equivalents:
Money market funds	$12,082	$—	$—	$12,082
Short-term investments:
Corporate securities	10,969	656	—	11,625
Total Assets at Fair Value	$23,051	$656	$—	$23,707

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of December 31, 2021.

Fair Value Measurement

The fair value of the investment securities at December 31, 2021 were as follows:

	Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$26,842	$—	$—	$26,842
Total Assets at Fair Value	$26,842	$—	$—	$26,842

The fair value of the investment securities at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$12,082	$—	$—	$12,082
Short-term investments:
Corporate securities	11,625	—	—	11,625
Total Assets at Fair Value	$23,707	$—	$—	$23,707

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2021 or 2020. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable. For accounts receivable, accounts payable, accrued liabilities, and notes payable the carrying amounts of these financial instruments as of December 31, 2021 and December 31, 2020 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah acquisition, as described in Note 17, a contingent liability resulting from the Industrial Seed Innovations (“ISI”) acquisition, as described in Note 7 and 17, and common stock warrant liabilities related to the March 2018, the June 2019, the September 2019, and the January 2021 Offerings described in Note 15.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of December 31, 2021 and December 31, 2020, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement. The contingent liability related to the ISI acquisition was measured and recorded on a recurring basis as of December 31, 2021 and December 31, 2020, using unobservable inputs, namely ISI’s forecasted revenue. A significant deviation in ISI’s forecasted revenue could result in a significantly lower (higher) fair value measurement.

The warrant liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions at December 31, 2021 and 2020:

	January 2021 Warrants		September 2019 Warrants		June 2019 Warrants		March 2018 Warrants
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Expected term (in years)	4.58	—	3.20	4.20	2.96	3.96	1.22	2.22
Expected volatility	129.8%	—	109.7%	135.0%	110.8%	135.0%	86.0%	130.0%
Risk-free interest rate	1.2%	—	0.9%	0.3%	0.8%	0.3%	0.5%	0.1%
Expected dividend yield	0%	—	0%	0%	0%	0%	0%	0%

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

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	Common Stock Warrant Liability - March 2018 Purchase Agreement	Common Stock Warrant Liability - June 2018 Offering	Common Stock Warrant Liability - June 2019 Offering	Common Stock Warrant Liability - September 2019 Offering	Common Stock Warrant Liability - January 2021 Offering	Contingent Liabilities	Total
Balance as of December 31, 2019	$4,579	$5,444	$1,993	$2,920	$—	$2,000	$16,936
Change in fair value and other adjustments	(2,277)	(1,426)	(1,161)	(1,706)	—	—	$(6,570)
Exercise of warrants	(1,641)	(4,018)	—	—	—	—	$(5,659)
ISI acquisition contingent consideration	—	—	—	—	—	280	$280
Balance as of December 31, 2020	$661	$—	$832	$1,214	$—	$2,280	$4,987
Initial recognition	—	—	—	—	$9,631	—	$9,631
Change in fair value and other adjustments	(654)	—	(662)	(991)	(6,638)	(210)	$(9,155)
Balance as of December 31, 2021	$7	$—	$170	$223	$2,993	$2,070	$5,463

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 7. Industrial Seed Innovations Acquisition

In August 2020, the Company acquired by merger Industrial Seed Innovations (“ISI”), an Oregon-based industrial hemp breeding and seed company. As a result of the acquisition, the Company acquired ISI’s commercial and genetic assets, including seed varieties, germplasm library and intellectual property. ISI’s Rogue, Umpqua and Santiam seed varieties are now part of Arcadia’s portfolio, alongside the Company’s GoodHemp line of hemp seeds.

The acquisition was recorded as a business combination, in accordance with ASC Topic 805. The purchase price consideration for the acquisition totaled an estimated $1,212,000, of which $500,000 in cash and $432,000, in the form of 132,626 shares of the Company’s common stock, was paid during the month of August 2020. The remaining amount of $280,000 was eligible to be recognized in two annual installments, each of up to 132,626 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022, and is recorded as a contingent liability at fair value in the consolidated balance sheets as of December 31, 2021. A change in fair value of contingent consideration of $210,000 was recognized for the year ended December 31, 2021 as the annual revenue milestone was not met for this year. The cash consideration paid for the acquisition was funded by cash on hand.

Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred costs related to the ISI acquisition of approximately $67,000 included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2020.

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

The former shareholders of ISI remain responsible for ISI’s pre-acquisition liabilities. Pursuant to the acquisition agreement, the Company entered into a lease agreement with ISI for the use of land, equipment, greenhouses and buildings. The lease was effective upon the execution of the definitive acquisition agreement and had a term of 3 years with the option to renew for three additional 3-year terms. The lease was terminated effective December 31, 2021, as no further hemp seed production is deemed necessary as the inventory balance on hand is deemed sufficient.

Note 8. Arcadia Wellness Acquisition

On May 17, 2021, the Company’s wholly owned subsidiary Arcadia Wellness, acquired the assets of Eko, Lief, and Zola. The acquisition included consumer brands of bath and body care products such as Soul Spring, the CBD-infused botanical therapy brand, Saavy Naturals, a line of natural body care products and Provault, a

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

CBD-infused sports performance formula. Also included in the purchase was Zola, a coconut water sourced from Thailand.

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

Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred costs related to the Arcadia Wellness acquisition of approximately $850,000 included in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

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

The following table presents the allocation of the purchase price of the assets acquired, based on their fair values at December 31, 2021.

Purchase Price Allocation
Inventory	$840
Prepaid and other current assets	62
Fixed assets	308
Deposits	82
Customer list	360
Trade names and trademarks	2,900
Formulations	260
Goodwill	1,240
Total consideration allocated	$6,052

The former shareholders of Eko, Lief, and Zola remain responsible for their pre-acquisition liabilities. In connection with the acquisition, the Company entered into a lease agreement for the use of offices, production equipment acquired, and storage warehouses. The lease was effective on May 17, 2021 and has a term of 3 years.

For the period from May 17 to December 31, 2021, the Company recognized approximately $4.3 million of revenue and $7.5 million of net loss relating to Arcadia Wellness, which included charges for the amortization and impairment of acquired intangible assets.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Supplemental Pro-Forma Results of Operations (Unaudited)

The following unaudited pro-forma condensed consolidated results of operations for the years ended December 31, 2021 and 2020, have been prepared as if the acquisition of Arcadia Wellness had occurred on January 1, 2020 and includes adjustments for amortization of intangibles, and the addition to basic and diluted weighted average number of shares outstanding.

	For the year ended December 31,
	2021 (Pro forma)	2020 (Pro forma)
Total revenues	$9,062	$14,684
Net loss	(17,854)	(8,152)
Net loss attributable to common stockholders	$(16,380)	$(6,781)
Weighted average shares - Basic and diluted	21,590,895	10,786,418
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.76)	$(0.63)

Note 9. Intangible assets, net

The Company’s intangible assets, net as of December 31, 2021 and 2020, consist of the following:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Intellectual property	$570	$419	$151	$310	$27	$283
Customer lists	400	355	45	40	3	37
Total amortizable intangible assets	$970	$774	$196	$350	$30	$320

Indefinite-lived intangible assets
Brands and trademarks	$2,950	$2,662	$288	$50	$—	$50
Total intangible asset, net	$3,920	$3,436	$484	$400	$30	$370

(1) During the year ended December 31, 2021, the Company estimated an overall decrease in the sales forecast for AW products, due to an inventory item rationalization, in addition to a decrease in the sales forecast of ISI seeds, related to the saturated hemp seed market. As a result, Arcadia performed a quantitative intangible assets impairment test. The Company used a discounted cash flow approach to develop the fair value of our acquired intellectual property, customer lists, brands and trademarks. As a result of this assessment, Arcadia recorded an impairment of intangible assets in the amount of $3.3 million in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

Intellectual property and customer lists will be amortized based on their useful lives ranging between 4 and 15 years. As of December 31, 2021, future amortization of intellectual property and customer lists is as follows:

Year Ending December 31,
2022	$53
2023	53
2024	53
2025	4
2026	4
Thereafter	28
Total	$196

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 10. Consolidated Joint Venture

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of December 31, 2021, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3,108,000 and $3,016,000, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $1,474,000 and $1,371,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the years ended December 31, 2021 and 2020, respectively. Legacy’s equity interests are presented as non-controlling interests on the consolidated balance sheets. Refer to Note 2 for basis of presentation.

In October 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to regulatory challenges and a saturated hemp market.

Note 11. Verdeca-BIOX Transactions

In February 2012, the Company formed Verdeca, which was equally owned with Bioceres. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

On November 12, 2020, the Company entered into a Master Transaction Agreement with BIOX pursuant to which (i) the Company sold all of its memberships interests it owned in Verdeca to BIOX, and (ii) the Company and BIOX entered into a license agreement for certain intellectual property rights, including rights to the Company’s HB4 soybean trait and its GoodWheat portfolio of specialty wheat products in South and Central America. Prior to the transaction, Verdeca was equally owned by the Company and a wholly-owned subsidiary of BIOX.

In consideration for the sale of the membership interests in Verdeca and entering into the license agreement, on November 12, 2020, BIOX paid the Company $5,000,000 in cash and issued the Company 1,875,000 shares of BIOX common stock. BIOX also paid the Company an additional $1,000,000 for transaction expenses and fees and is obligated to pay $2,000,000 in four equal quarterly payments with the first payment commencing within thirty days of either BIOX reaching commercial plantings of at least 200,000 hectares of Haab 4 soybeans (“HB4”) or China approving the HB4 soybean trait for “food and feed”. In addition to the above payments, BIOX is also obligated to pay the Company quarterly royalty payments equal to six percent (6%) of the net revenues BIOX or its affiliates receive from HB4 soybean sales and twenty five percent (25%) of the net revenues BIOX or its affiliates receive from sales of licensed wheat products; provided that total royalty payments for HB4 soybeans shall not exceed $10,000,000. The total amount of fixed consideration agreed upon as of the date of the transaction was $16,968,750. The fixed consideration was allocated based on estimates of the stand-alone selling prices. A fixed consideration in the amount of $10,288,000, including $6,650,000 of corporate securities received, has been allocated to the sale of the membership interest in Verdeca and resulted in a gain of $8,814,000 recorded on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. Inventory with a carrying value of $1,474,000 was derecognized in connection with the sale of the membership interest in Verdeca. A fixed consideration in the amount of $6,680,000, including $4,318,000 of corporate securities received, has been allocated to the sale of intellectual property rights and has been recorded as license revenues on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. As of December 31, 2020, the Company had $800,000 recorded within accounts receivable on its consolidated balance sheets related to this transaction, which were collected during the year ended December 31, 2021, but no additional proceeds were received. Any future proceeds from the agreement will be allocated in the same proportion.

All of the shares of BIOX were sold in June 2021 and generated a one-time impact on liquidity in the amount of $22.2 million of gross proceeds. See Note 6.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accounts payable - trade	$1,411	$726
Payroll and benefits	1,606	1,489
Inventory	72	965
Research and development	—	45
Royalty fees due to unrelated parties	51	276
Consulting	79	153
Rent and utilities	127	78
Audit and tax fees	72	57
Legal	58	152
Other	162	164
Total accounts payable and accrued expenses	$3,638	$4,105

Note 13. Collaborative Arrangements

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

Note 14. Equity Financing

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

The common stock warrants are classified as a liability within Level 3 due to a contingent cash payment feature. The Company utilized a Black Scholes Merton model on January 28, 2021 with the following assumptions: volatility of 123.8 percent, stock price of $2.88 and risk-free rate of 0.5%. The estimated fair value of the common stock warrant liability was subsequently remeasured at December 31, 2021 with the changes recorded on the Company’s consolidated statements of operations and comprehensive loss. See Note 6.

The January 2021 Placement Agent Warrants were issued for services performed by the placement agent as part of the January 2021 Private Placement and were treated as offering costs. The value of the January 2021 Placement Agent Warrants was determined to be $942,000 using the Black-Scholes Model assumptions detailed in Note 6. The Company incurred additional offering costs totaling $1.9 million that consist of direct incremental legal, advisory, accounting and filing fees relating to the January 2021 Private Placement. The offering costs, inclusive of the January 2021 Placement Agent Warrants, totaled $2.8 million and allocated to the common stock warrant liability and the common stock using their relative fair values. A total of $769,000 was allocated to the common

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

stock warrant liability and expensed and the remaining $2.0 million was allocated to the common stock and offset to additional paid in capital.

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

Registered Direct Offerings

On May 11, 2018, the Company filed a shelf Registration Statement on Form S-3 with the SEC which was declared effective on June 8, 2018 (“Shelf Registration Statement”). This shelf registration process allows the Company to sell any combination of common stock, preferred stock, warrants and units consisting of such securities in one or more offerings from time to time having aggregate offering prices of up to $50 million. This registration statement expired on its three-year anniversary, June 8, 2021.

In December 2020, the Company entered into a securities purchase agreement (the “December 2020 Purchase Agreement”) pursuant to which it sold (i) 2,618,658 registered shares of its common stock pursuant to the Shelf Registration Statement and (ii) unregistered warrants to purchase 2,618,658 shares of its common stock (the “December 2020 Warrants”) in a private placement, for total gross proceeds of $8.0 million (the “December 2020 Registered Direct Offering”). The December 2020 Registered Direct Offering closed on December 22, 2020. The December 2020 Warrants have an exercise price of $3.00 per share, became exercisable upon issuance and expire 5.5 years after the date of issuance. In connection with the December 2020 Registered Direct Offering, the Company granted to a placement agent warrants to purchase a total of 130,933 shares of common stock (“December 2020 Placement Agent Warrants”) that have an exercise price per share equal to $3.8188 and a term of five years. See Note 15.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

Note 15. Warrants

Common Stock Warrant transactions

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

Equity Classified Common Stock Warrants

In connection with professional services agreements with non-affiliated third parties, during the years ended December 31, 2021 and 2020, the Company issued service and performance warrants (“Service and Performance Warrants”).

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

As of December 31, 2021, the Company issued the following warrants to purchase shares of its common stock. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2020	Warrants Outstanding at December 31, 2020	Warrants Exercised during the Year Ended December 31, 2021	Warrants Outstanding at December 31, 2021
January 2021 Placement Agent Warrants	January 2021	5.5 years	$3.99	—	—	—	393,839
January 2021 Service and Performance Warrants	January 2021	2 years	$3.08	—	—	—	7,500
December 2020 Warrants	December 2020	5.5 years	$3.00	—	2,618,658	—	2,618,658
December 2020 Placement Agent Warrants	December 2020	5 years	$3.82	—	130,933	—	130,933
July 2020 Warrants	July 2020	5.5 years	$3.85	—	641,416	—	641,416
July 2020 Placement Agent Warrants	July 2020	5.5 years	$4.97	—	32,071	—	32,071
May 2020 Warrants	May 2020	5 years	$4.78	—	1,392,345	—	1,392,345
May 2020 Placement Agent Warrants	May 2020	5 years	$6.13	—	69,617	—	69,617
March 2020 Service and Performance Warrants	March 2020	3 years	$2.50	—	18,350	—	18,350
February 12, 2020 Service and Performance Warrants	February 2020	2 years	$4.71	—	150,000	—	150,000
February 3, 2020 Service and Performance Warrants	February 2020	2 years	$4.91	—	10,000	—	10,000
September 2019 Placement Agent Warrants	September 2019	5 years	$9.48	—	65,942	—	65,942
August 2019 Service and Performance Warrants	August 2019	2 years	$1.92	—	20,000	(20,000)	—
July 2019 Service and Performance Warrants	July 2019	2 years	$2.19	—	10,000	(10,000)	—
June 2019 Placement Agent Warrants	June 2019	5 years	$6.29	—	74,479	—	74,479
April 2019 Service and Performance Warrants	April 2019	5 years	$6.18	—	145,154	—	145,154
June 2018 Placement Agent Warrants	June 2018	5 years	$12.57	—	69,617	—	69,617
March 2018 Placement Agent Warrants	March 2018	5 years	$41.56	—	15,038	—	15,038
Total				—	5,463,620	(30,000)	5,834,959

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

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2020	Warrants Outstanding at December 31, 2020	Warrants Exercised during the Year Ended December 31, 2021	Warrants Outstanding at December 31, 2021
January 2021 Warrants	January 2021	5.5 years	$3.13	—	—	—	3,938,392
September 2019 Warrants	September 2019	5.5 years	$7.52	—	659,414	—	659,414
June 2019 Warrants	June 2019	5.5 years	$5.00	—	435,830	—	435,830
June 2018 Warrants	June 2018	5.5 years	$9.94	1,392,345	—	—	—
March 2018 Warrants	March 2018	5 years	$10.73	641,416	641,416	—	641,416
Total				2,033,761	1,736,660	—	5,675,052

See Note 6 for the Black-Scholes option-pricing model and weighted-average assumptions used to estimate the fair value of the warrant liabilities.
Note 16. Stock-Based Compensation and Employee Stock Purchase Program

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

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 120,000 shares. On May 17, 2021, upon completion of the Arcadia Wellness transaction, the Company granted 248,000 inducement stock option pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On May 28, 2021, the Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of these inducement stock options. The inducement options grants have been issued outside of the 2015 Plan, but the options are subject to the terms and conditions of the 2015 Plan. As of December 31, 2021, a total of 1,596,209 shares of common stock were reserved for issuance under the 2015 Plan, of which 250,254 shares of common stock are available for future grant. As of

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

December 31, 2021, a total of 8,240 and 1,345,955 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2021 a total of 68,000 inducement options are outstanding.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2019	661,701	$21.60	$305
Options granted	502,494	4.28	—
Options exercised	—	—	—
Options forfeited	(174,508)	5.91	—
Options expired	(99,928)	25.56	—
Outstanding — Balance at December 31, 2020	889,759	14.46	$240
Options granted	1,227,042	2.76	—
Options exercised	—	—	—
Options forfeited	(440,166)	3.09	$1,086
Options expired	(254,440)	29.02	—
Outstanding — Balance at December 31, 2021	1,422,195	5.28	—
Vested and expected to vest — December 31, 2021	1,322,111	5.47	—
Exercisable —December 31, 2021	743,109	$7.54	—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by our Board of Directors for each of the respective periods. The intrinsic value of options exercisable was $0 for both years ended December 31, 2021 and 2020.

As of December 31, 2021, there was $1.1 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 3.00 years.

On December 14, 2021, Matt Plavan provided notice to the Company of his resignation as Arcadia’s president, chief executive officer and director, effective as of December 31, 2021. On December 19, 2021, Arcadia and Mr. Plavan entered into a Separation and Release Agreement (the “Separation Agreement”) which provided that the vesting of all unvested options previously issued to Mr. Plavan accelerated pursuant to the terms of the Separation Agreement. In addition, the Separation Agreement extends the post-termination exercise period of the accelerated options from 90 days to up to two and one-half years. The stock compensation expense related to the modification of Mr. Plavan’s stock options was $154,000 and recognized in selling, general and administrative expenses during the year ended December 31, 2021.

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term—The expected term is the estimated period of time outstanding for stock options granted and was estimated based on a simplified method allowed by the SEC, and defines the term as the average of the contractual term of the options and the weighted-average vesting period for all open employee awards.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption:

	Year Ended December 31,
Assumptions	2021	2020
Expected term (years)	6.31	6.48
Expected volatility	121%	134%
Risk-free interest rate	0.86%	1.01%
Expected dividend yield	—	—

The weighted-average, estimated grant date fair value of employee stock options granted during the years ended December 31, 2021 and 2020 was $2.41 and $3.80, respectively. The Company recognized $1.5 million and $2.0 million of compensation expense for stock options awards for the years ended December 31, 2021 and 2020, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2021, the number of shares of common stock reserved for future issuance under the ESPP is 111,722. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of December 31, 2021, 50,245 shares had been issued under the ESPP. The Company recorded $14,000 and $47,000 of ESPP related compensation expense for the years ended December 31, 2021 and 2020, respectively.

Note 17. Commitments and Contingencies

Leases

The Company leases office and laboratory space, greenhouse space, grain storage bins, warehouse space, farmland, and equipment under operating lease agreements having initial lease terms ranging from one to five years, including certain renewal options available to the Company at market rates. The Company also leases land for field trials on a short-term basis. See Note 18.

Legal Matters

From time to time, in the ordinary course of business, the Company may become involved in certain legal proceedings. The Company currently is not a party to any material litigation or other material legal proceedings.

Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During the fourth quarter of 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As of December 31, 2021, the Company continues to pursue a total of two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the consolidated balance sheet as an other noncurrent liability.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Contingent Liability Related to the ISI Acquisition

In August 2020, the Company acquired by merger Industrial Seed Innovations (ISI). A portion of the purchase price consideration for the acquisition in the amount of $280,000 will be recognized in two annual installments, each of up to 132,626 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022. The contingent consideration of $280,000 was measured and recorded at fair value. As of December 31, 2021, the full amount of the contingent consideration is included in other noncurrent liabilities as no installments will become due within 12 months from the consolidated balance sheets date. During the year ended December 31, 2021 as a result of a remeasurement of the contingent consideration, a $210,000 decrease in the related liability was recorded as a change in fair value of contingent consideration on the consolidated statements of operations and comprehensive loss.

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

Royalties due to both related and unrelated parties accrued as of December 31, 2021 and 2020 were $115,000 and $356,000, respectively. Accrued royalties are included within accounts payable and accrued expenses on the consolidated balance sheets.

Milestone payments are contingent upon the successful development or implementation of various technologies. Payments for milestones yet to be achieved totaled $2.0 million for both the years ended December 31, 2021 and 2020, respectively. The timing of the payments is not determinable at this time pending research and development currently in progress; however, no payments were made during the years ended December 31, 2021 and 2020.

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

Note 18. Leases

Operating Leases

As of December 31, 2021, the Company leases office space in Davis, CA, Chatsworth, CA, and Chesterfield, MO, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases a portion of the Davis office lease to a third party. During the year ended December 31, 2021, the Company entered into two leases for office space in Chesterfield, MO, and for office space and

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

production in Chatsworth, CA, both with a lease term of 35 months following the commencement date and no renewal option. The leases commenced in April and May of 2021, respectively. There are no other leases that have not yet commenced as of December 31, 2021.

Some leases (the Davis office, warehouse, greenhouses and a copy machine) include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The exercise of lease renewal options is at the Company’s sole discretion. During the year ended December 31, 2020, the Company entered into a lease amendment that provided for additional office space in Davis, CA, and extended the term through April 2025, with one option to renew for an additional five-year term. The Company initially expected to exercise its options to renew, and in accordance with ASC 842, Leases, accounted for the amendment and expected renewal as a lease modification and remeasured the operating lease liability. During the year ended December 31, 2021, the Company re-assessed its long-term strategy regarding office spaces, and determined that the expectation to exercise its option to renew for an additional five-year term after April 2025 is no longer reasonable. In accordance with ASC 842, the Company accounted for the change that resulted in a decrease of $2.8 million for the operating lease liability and of $2.6 million for the right of use asset.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Right of use asset	$3,081	$5,826
Total leased assets		$3,081	$5,826
Liabilities
Current - Operating	Operating lease liability - current	$1,074	$717
Noncurrent - Operating	Operating lease liability - noncurrent	2,220	5,389
Total leased liabilities		$3,294	$6,106

Lease Cost	Classification	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Operating lease cost	SG&A and R&D Expenses	$1,352	$1,042
Short term lease cost (1)	SG&A and R&D Expenses	133	305
Sublease income (2)	SG&A and R&D Expenses	(63)	(45)
Net lease cost		$1,422	$1,302

(1)
Short term lease cost consists of field trial lease agreements with a lease term of 12 months or less.
(2)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)	2.7	5.0
Weighted-average discount rate	6%	6%

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The maturities of the operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Amounts
2022	$1,217
2023	1,237
2024	973
2025	168
2026 and thereafter	—
Total operating lease payments	$3,595
Less: imputed interest	$301
Total current and noncurrent operating lease liabilities	$3,294

Note 19. Debt

No maturities of current and noncurrent debt are due as of December 31, 2021. Maturities of current and noncurrent debt as of December 31, 2020 were $1.1 million, and $2.1 million, respectively.

Vehicle Loans

The Company entered into notes payable agreements to finance the purchase of company vehicles. During the year ended December 31, 2021, the Company paid all notes payable related to company vehicles in full.

Paycheck Protection Program Note

On April 16, 2020, the Company borrowed $1.1 million through MidFirst Bank, a federally chartered savings association (the "Lender"), and entered into a promissory note for the same amount under the Paycheck Protection Program (“PPP”) that was established under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) of 2020. During 2021, the Company applied for full PPP loan forgiveness, and in August 2021, the lender notified Arcadia that the SBA had forgiven the original loan in full. During the year ended December 31, 2021, the amount forgiven has been recorded as gain on extinguishment of PPP loan on the consolidated statements of operations and comprehensive loss, as the Company has been legally released from being the primary obligor in accordance with ASC 405-20, Liabilities – Extinguishment of Liabilities.

Promissory Note

On June 26, 2020, the Company executed a promissory note (the “Note") in the amount of $2.0 million, payable to MidFirst Bank, a federally chartered savings association (the "Lender"). The Note was issued in accordance with the terms of a Loan Agreement dated as of May 18, 2020 entered into by the Company and the Lender (the “Loan Agreement”) in which the Lender agreed to make advances to the Company from time to time, at any amount up to but not to exceed $2.0 million. Pursuant to the Loan Agreement, the Note accrued interest, adjusted monthly, at a rate equal to the greater of (i) 3.25% and (ii) the sum of (a) the quotient of the LIBOR Index divided by (one minus the reserve requirement set by the Federal Reserve), and (b) 2.50%. The Company was required to make monthly interest payments on the Note to the Lender and pay the full principal amount plus any accrued but unpaid interest outstanding under the Note no later than May 18, 2023. The Company and the Lender also entered into a Pledge and Security Agreement dated as of May 18, 2020 whereby the Company agreed to secure the Note by granting a security interest to the Lender for the Company’s deposit account held with and controlled by the Lender. On February 26, 2021, the Company repaid the full balance of $2.0 million, and on March 31, 2021, the line of credit was closed. As of December 31, 2021, there was no outstanding balance of the Note. Due to the lender’s control of the deposit account, a balance of $2.0 million was included in restricted cash on the consolidated balance sheets as of December 31, 2020.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 20. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(16,006)	$(6,150)
Foreign	(126)	—
Loss before income taxes	$(16,132)	$(6,150)

The total income tax (expense) benefit for the years ended December 31, 2021 and 2020 was $(2,000) and $124,000, respectively, and is comprised of current state taxes and foreign taxes withheld by governmental agencies outside of the United States, as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	(2)	28
Foreign	—	(10)
Total current tax (expense) benefit	(2)	18
Deferred:
Federal	—	84
State	—	22
Foreign	—	—
Total deferred tax (expense) benefit	—	106
Total tax (expense) benefit	$(2)	$124

The Company operates in only one federal jurisdiction, the United States. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Expected income tax provision at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefits	(20.1)%	9.4%
Impact of section 382 study	(10.4)%	—
Change in valuation allowance	(0.4)%	(43.8)%
Transaction costs	(1.0)%	(2.2)%
Derivative liabilities	11.7%	22.4%
Non-Controlling Interest	(1.9)%	(4.7)%
Gain on debt extinguishment	1.5%	—
withholding taxes	—	(0.2)%
Other	(0.4)%	—
Income tax provision	—	1.9%

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net operating loss carryforwards (“NOLs”) and other tax credits. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$14,586	$15,478
Unearned revenue	1	2
Stock-based compensation	3,677	3,881
Accrued payroll and benefits	3	236
Research and development credits	16	16
Fixed asset basis difference	73	84
Inventory reserve	422	491
Charitable contributions	2	3
Income from partnerships	163	—
Lease liability	752	1,622
Contingent consideration	456	531
Allowance for bad debt	27	—
Amortized intangibles	660	—
Goodwill	366	—
Total deferred tax assets	21,204	22,344
Deferred tax liabilities:
Right of use asset	(699)	(1,548)
Amortizable intangibles	—	(98)
Income from partnerships	—	(13)
Other	—	(174)
Total deferred tax liabilities	(699)	(1,833)
Less valuation allowance	(20,505)	(20,511)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The net valuation allowance decreased by $6,000 during the year ended December 31, 2021 and increased by $1.9 million during the year ended December 31, 2020.

At December 31, 2021, the Company had federal and state NOLs aggregating approximately $64.2 million and $23.9 million, respectively. At December 31, 2021, the utilization of a portion of the federal NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code (IRC). Of the $208.1 million of federal NOLs available, approximately $144.0 million are expected to expire utilized due to ownership changes as defined in IRC Section 382. The Company is currently conducting additional analysis regarding the valuation of the Company at the time of the ownership changes to assess what, if any, portion of the $144.0 million limitation may be restored, but the NOL deferred tax asset as recorded currently reflects the full limitation. If not utilized, the federal and state NOLs will begin to expire in 2022 and 2024, respectively. IRC Section 382 may also limit NOLs generated in future years. The Company is currently conducting additional analysis regarding the valuation of the Company at the time of the ownership change to assess what, if any, portion of the limitation may be reversed. The Company’s ownership shift analysis was performed through December 31, 2021.

The Company evaluates deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Such evaluation is based on consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the length of statutory carryforward periods; the Company’s experience with operating losses; and tax-planning alternatives. The significant piece of objective negative evidence evaluated was the cumulative loss

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

incurred through the year ended December 31, 2021. Given this evidence and the expectation to incur operating losses in the foreseeable future, a full valuation allowance has been recorded against the net deferred tax asset. The Company will continue to maintain a full valuation allowance against the entire amount of its net deferred tax asset, until such time as the Company has determined that the weight of the objectively verifiable positive evidence exceeds that of the negative evidence and it is likely that the Company will be able to utilize all of its net deferred tax asset relating to its federal and state NOL carryforwards. Although the Company has established a full valuation allowance on its net deferred tax asset, for Federal tax losses before 2018 and for all state tax losses, it has not forfeited the right to carryforward tax losses up to 20 years and apply such tax losses against taxable income in such years, thereby reducing its future tax obligations. Federal tax losses generated in 2018 and later do not expire. The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2021, the Company’s tax years for 2002 through 2021 are generally subject to examination by the tax authorities. The years are open back to 2002 to the extent the NOLs being carried forward were generated then.

As of December 31, 2021, the Company had the following unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020
Unrecognized tax benefit beginning balance	$17	$—
Increases for tax positions taken in prior years	—	2
Decreases for tax positions taken in prior years	—	—
Increases for tax positions taken in current years	—	15
Settlements	—	—
Unrecognized tax benefit ending balance	$17	$17

The Company is currently not under audit for federal or state purposes. The Company does not anticipate its total unrecognized tax benefits as of December 31, 2021 will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.

Note 21. Retirement Benefits

The Company has a 401(k) retirement plan (the “Plan”) available for participation by all regular full-time employees who have completed three months of service with the Company. The Company established the Plan in 2008. The Plan provides for a discretionary matching contribution equal to 50% of the amount of the employee’s salary deduction, not to exceed 3% of the salary per employee. Highly compensated employees are excluded from receiving any discretionary matching contribution. Employees’ rights to employer contributions vest on the one-year anniversary of their date of employment. The Company has the option to make discretionary matching contributions. The Company did not make discretionary matching contributions during the years ended December 31, 2021 and 2020.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 22. Segment and Geographic Information

Management has determined that it has one business activity and operates in one segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.

Revenues based on the location of the customers, are as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$6,003	$761
Argentina	26	6,681
India	7	100
Africa	—	106
Canada	503	354
Spain	225	—
United Kingdom	16	—
Austria	—	32
Total	$6,780	$8,034

Note 23. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the years ended December 31, 2021 and 2020, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Year Ended December 31,
	2021	2020
Options to purchase common stock	1,422,195	889,759
Warrants to purchase common stock	11,510,011	7,200,280
Total	12,932,206	8,090,039

Note 24. Related Party Transactions

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $64,000 and $80,000 as of December 31, 2021 and December 31, 2020, respectively, and are included in the consolidated balance sheets as amounts due to related parties.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The Company currently leases land on the island of Molokai, Hawaii from an entity owned by Kevin Comcowich, the Chair of the Company’s Board of Directors, and his wife. The Company has grown hemp on this land to support the operations of its joint venture Archipelago Ventures Hawaii. The original lease was executed in February 2019, covers 10 acres of land, has a term of two years and provides for rent payments of $1,200 per acre per year. During the quarter ended March 31, 2020, the Company engaged a third-party contractor to construct a fence on the property to adhere to the rules of the hemp pilot program. Out of pocket costs to build this fence were approximately $126,400. Mr. Comcowich supplied materials to the contractor and received payments from the contractor totaling approximately $44,000. In March and April 2020, the Company entered into two lease amendments for two additional 10-acre parcels and two additional 15-acre parcels, at the same lease rate of $1,200 per acre per year, and with a term of two years. The Company made lease payments in the amount of $84,000 and $84,000 for the years ended December 31, 2021 and 2020, respectively. Mr. Comcowich served as the Company's interim chief executive officer from January 1, 2022 to February 1, 2022, and received $34,000 in total compensation for his services in this role.

Note 25. Subsequent Events

The Company has reviewed and evaluated subsequent events occurred after December 31, 2021 through the date the consolidated financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, Arcadia’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were evaluated, with the participation of Arcadia’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Arcadia in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Stanley E. Jacot Jr., Arcadia’s principal executive officer, and Pamela Haley, Arcadia’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Arcadia’s management, including Stanley E. Jacot Jr., its principal executive officer, and Pamela Haley, its principal financial officer, evaluated the effectiveness of Arcadia’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Arcadia’s internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Phoenix, AZ, United States

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

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-37383	3.1	8/10/2017

3.3	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	1/23/2018

3.4	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015

4.1	Form of Registrant’s common stock certificate.	S-3	333-224061	4.1	3/30/2018

4.2	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	3/23/2018

4.3	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	6/14/2019

4.4	Form of Placement Agent Warrant.	8-K	001-37383	4.2	6/14/2019

4.5	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	9/9/2019

4.6	Form of Placement Agent Warrant.	8-K	001-37383	4.2	9/9/2019

4.7	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-37383	4.7	3/25/2020

4.8	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	5/18/2020

4.9	Form of Placement Agent Warrant.	8-K	001-37383	4.2	5/18/2020

4.10	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	7/8/2020

4.11	Form of Placement Agent Warrant.	8-K	001-37383	4.2	7/8/2020

4.12	Form of Investor Warrant.	8-K	001-37383	4.1	12/22/2020

4.13	Form of Placement Agent Warrant.	8-K	001-37383	4.2	12/22/2020

4.14	Form of Investor Warrant.	8-K	001-37383	4.1	1/29/2021

4.15	Form of Placement Agent Warrant.	8-K	001-37383	4.2	1/29/2021

10.1*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015

10.2*	2006 Stock Plan, as amended and restated, and form of agreement thereunder.	S-1	333-202124	10.8	2/17/2015

10.3*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	S-1	333-232858	10.9	7/26/2019

10.4*	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202124	10.10	5/11/2015

10.5*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015

10.6*	Amended and Restated Director Compensation Policy.	10-Q	001-37383	10.14	5/10/2016

10.7*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015

10.8	Base Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP, including Amendments 1-7.	S-1	333-229047	10.16	12/27/2018

10.9*	Employment letter for Laura Pitlik, Chief Marketing Officer.	10-Q	001-37383	10.1	11/15/2021

10.10*	Severance and Change In Control Agreement for Laura Pitlik.	10-Q	001-37383	10.2	11/15/2021

10.11*	Separation and Release Agreement for Matt Plavan.	8-K	001-37383	10.1	12/20/2021

10.12*	Employment Letter and appended form of Severance and Change In Control Agreement between the Registrant and Pam Haley, dated October 1, 2019.	8-K/A	001-37383	10.2	10/7/2019

10.13+	Limited Liability Company Operating Agreement for Archipelago Ventures Hawaii, LLC, dated as of August 9, 2019.	8-K	001-37383	10.1	8/9/2019

10.14	Securities Purchase Agreement dated as of March 19, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	3/23/2018

10.15	Form of Registration Rights Agreement.	8-K	001-37383	10.2	3/23/2018

10.16	Form of Securities Purchase Agreement dated as of June 11, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2018

10.17	Form of Securities Purchase Agreement dated as of June 12, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2019

10.18	Form of Securities Purchase Agreement dated as of September 5, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	9/9/2019

10.19	Promissory Note, dated April 16, 2020, by and between MidFirst Bank and Arcadia Biosciences, Inc.	8-K	001-37383	10.1	4/21/2020

10.20	Amendment No. 8 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-K	001-37383	10.8	5/12/2020

10.21	Amendment No. 9 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.2	8/13/2020
10.22	Form of Letter Agreement, dated as of May 14, 2020.	8-K	001-37383	10.1	5/18/2020

10.23	Form of Letter Agreement, dated as of July 6, 2020.	8-K	001-37383	10.1	7/8/2020

10.24	Form of Securities Purchase Agreement dated as of December 18, 2020, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	12/22/2020

10.25+	Master Transaction Agreement.	8-K	001-37383	10.2	12/22/2020

10.26*	Employment letter for Chris Cuvelier, Chief Growth Officer.	10-Q	001-37383	10.1	8/16/2021

10.27*	Severance and Change In Control Agreement for Chris Cuvelier.					X

10.28	Form of Securities Purchase Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	1/29/2021

10.29	Form of Registration Rights Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	1/29/2021

10.30+	Asset Purchase Agreement dated May 17, 2021, by and among Arcadia, Buyer, Seller, Eko, Lief, Zola and Parent.	8-K	001-37383	10.1	5/21/2021

21.1	List of subsidiaries of the Registrant.	S-1	333-262407	21.1	1/28/2022

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of attorney (included in the signature page to this filing).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).	X

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

ARCADIA BIOSCIENCES, INC.

Date: March 31, 2022	By:	/s/ STANLEY E. JACOT JR.
Stanley E. Jacot Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2022	By:	/s/ PAMELA HALEY
Pamela Haley
Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose individual signature appears below hereby authorizes and appoints Stanley Jacot Jr. with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ ALBERT B. BOLLES
Albert D. Bolles	Director	March 31, 2022

/s/ KEVIN COMCOWICH
Kevin Comcowich	Director	March 31, 2022
/s/ LILIAN SHACKELFORD MURRAY
Lilian Shackelford Murray	Director	March 31, 2022

/s/ GREGORY D. WALLER
Gregory D. Waller	Director	March 31, 2022

/s/ AMY YODER
Amy Yoder	Director	March 31, 2022

/s/ DEBORAH D. CAROSELLA
Deborah D. Carosella	Director	March 31, 2022