Form 10-Q
period 2022-03-31
Arcadia Biosciences, Inc.
filed 2022-05-12
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 22,188,918 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$24,551	$28,685
Accounts receivable, net of allowance for doubtful accounts of $54 and $76 as of March 31, 2022 and December 31, 2021, respectively	2,768	1,370
Inventories, net — current	3,235	4,433
Assets held for sale	254	—
Prepaid expenses and other current assets	691	900
Total current assets	31,499	35,388
Property and equipment, net	1,468	2,291
Right of use asset	2,546	3,081
Inventories, net — noncurrent	2,656	2,494
Intangible assets, net	471	484
Other noncurrent assets	159	180
Total assets	$38,799	$43,918
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,440	$3,638
Amounts due to related parties	69	64
Operating lease liability — current	1,036	1,074
Other current liabilities	264	264
Total current liabilities	4,809	5,040
Operating lease liability — noncurrent	1,709	2,220
Common stock warrant liabilities	—	3,392
Other noncurrent liabilities	2,039	2,070
Total liabilities	8,557	12,722
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 22,188,918 and 22,184,235 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	63	63
Additional paid-in capital	277,169	257,515
Accumulated deficit	(246,971)	(226,485)
Total Arcadia Biosciences stockholders’ equity	30,261	31,093
Non-controlling interest	(19)	103
Total stockholders' equity	30,242	31,196
Total liabilities and stockholders’ equity	$38,799	$43,918

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product	$3,170	$803
Royalty	50	25
Total revenues	3,220	828
Operating expenses (income):
Cost of revenues	3,458	856
Research and development	395	1,159
Change in fair value of contingent consideration	(31)	(140)
Impairment of property and equipment	—	210
Gain on sale of property and equipment	(328)	—
Selling, general and administrative	4,349	4,069
Total operating expenses	7,843	6,154
Loss from operations	(4,623)	(5,326)
Interest expense	(1)	(9)
Other income, net	14	7,463
Change in fair value of common stock warrant liabilities	—	322
Issuance and offering costs	—	(769)
Net (loss) income before income taxes	(4,610)	1,681
Income tax provision	—	—
Net (loss) income	(4,610)	1,681
Net loss attributable to non-controlling interest	(122)	(377)
Net (loss) income attributable to common stockholders	$(4,488)	$2,058
Net (loss) income per share attributable to common stockholders:
Basic	$(0.20)	$0.11
Diluted	$(0.20)	$0.11
Weighted-average number of shares used in per share calculations:
Basic	22,186,993	18,970,250
Diluted	22,186,993	19,042,962

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2021	22,184,235	$63	$257,515	$(226,485)	$103	$31,196
Reclassification upon adoption of ASU 2020-06	—	—	$19,390	$(15,998)	—	3,392
Issuance of shares related to employee stock purchase plan	4,683	—	4	—	—	4
Stock-based compensation	—	—	260	—	—	260
Net loss	—	—	—	(4,488)	(122)	(4,610)
Balance at March 31, 2022	22,188,918	$63	$277,169	$(246,971)	$(19)	$30,242

	Common Stock		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2020	13,450,861	$54	$239,496	$(211,825)	$827	$28,552
Issuance of shares related to the January 2021 PIPE	7,876,784	8	15,508	—	—	15,516
Offering costs related to the January 2021 PIPE	—	—	(2,084)	—	—	(2,084)
Issuance of placement agent warrants related to issuance of January 2021 PIPE	—	—	942	—	—	942
Issuance of shares related to employee stock purchase plan	8,604	—	21	—	—	21
Non-controlling interest capital contribution	—	—	—	—	750	750
Stock-based compensation	—	—	325	—	—	325
Net income (loss)	—	—	—	2,058	(377)	1,681
Balance at March 31, 2021	21,336,249	$62	$254,208	$(209,767)	$1,200	$45,703

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,610)	$1,681
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant liabilities	—	(322)
Change in fair value of contingent consideration	(31)	(140)
Issuance and offering costs	—	769
Depreciation	149	236
Amortization of intangible assets	13	20
Lease amortization	166	289
Gain on disposal of property and equipment	(328)	—
Stock-based compensation	260	325
Unrealized gain on corporate securities	—	(7,463)
Write-down of fixed assets	—	210
Write-down of inventory	368	160
Changes in operating assets and liabilities:
Accounts receivable	(1,398)	293
Inventories	669	184
Prepaid expenses and other current assets	208	(90)
Other noncurrent assets	22	—
Accounts payable and accrued expenses	(198)	(591)
Amounts due to related parties	5	(54)
Unearned revenue	—	55
Other current liabilities	—	3
Operating lease payments	(180)	(272)
Net cash used in operating activities	(4,885)	(4,707)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	787	—
Purchases of property and equipment	(40)	(485)
Net cash provided by (used in) investing activities	747	(485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants from January 2021 PIPE securities purchase agreement	—	25,147
Payments of offering costs relating to January 2021 PIPE securities purchase agreement	—	(1,912)
Principal payments on debt	—	(2,009)
Proceeds from ESPP purchases	4	21
Capital contributions received from non-controlling interest	—	750
Net cash provided by financing activities	4	21,997
Net (decrease) increase in cash and cash equivalents	(4,134)	16,805
Cash and cash equivalents — beginning of period	28,685	16,043
Cash and cash equivalents — end of period	$24,551	$32,848
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$19
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock warrant liabilities reclassified to equity upon adoption of ASU 2020-06	$3,392	—
Common stock warrants issued to placement agent and included in offering costs related to January 2021 PIPE securities purchase agreement	$—	$942
Purchases of fixed assets included in accounts payable and accrued expenses	$—	$25

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

In May 2021, the Company’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”, see Note 6), acquired the businesses of Eko, Lief, and Zola. The acquisition included consumer CBD brands like Soul Spring™, a CBD-infused botanical therapy brand in the natural category, Saavy Naturals™, a line of natural body care products and Provault™, a CBD-infused sports performance formula made with natural ingredients, providing effective support and recovery for athletes. Also included in the purchase is Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, Arcadia Wellness, and Archipelago.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $122,000 and $377,000 is recorded as an adjustment to net (loss) income to arrive at net (loss) income attributable to common stockholders for the three months ended March 31, 2022 and 2021, respectively. The non-controlling partner’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets as of March 31, 2022.

The information included in these condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the

Company has financed its operations primarily through equity and debt financings. As of March 31, 2022, the Company had an accumulated deficit of $247.0 million, and cash and cash equivalents of $24.6 million. For the three months ended March 31, 2022, the Company had a net loss of $4.6 million and net cash used in operations of $4.9 million. For the twelve months ended December 31, 2021, the Company had net losses of $16.1 million and net cash used in operations of $25.9 million.

With cash and cash equivalents of $24.6 million as of March 31, 2022, the Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The FASB Board is issuing this Update to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The amendments in this Update are effective for public business entities that meet the definition of a smaller reporting company, as defined by the SEC, for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company early adopted ASU No. 2020-06 on January 1, 2022, using the modified retrospective method. Prior to the adoption of ASU No. 2020-06, the Company had liability classified awards due to the existence of certain contingent cash payment feature. Upon adoption, these clauses no longer preclude equity classification. Under the modified retrospective method, the historical mark-to-market adjustments related to outstanding awards were reversed through retained earnings and the original carrying value of the awards were reclassified to additional paid-in capital. Adoption of the new standard resulted in an increase to accumulated deficit of $16.0 million, an increase to additional paid-in capital of $19.4 million, and a decrease to common stock warrant liabilities of $3.4 million, on the condensed consolidated balance sheets.

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

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded write-downs of wheat and body care inventories of $368,000 during the three months ended March 31, 2022. The Company recorded a write-down of hemp seed inventories of $160,000 during the three months ended March 31, 2021. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$1,922	$1,851
Goods in process	714	842
Finished goods	3,255	4,234
Inventories	$5,891	$6,927

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$2,226	$2,659
Software and computer equipment	575	548
Machinery and equipment	868	1,809
Furniture and fixtures	203	211
Vehicles	333	417
Leasehold improvements	2,264	2,306
Property and equipment, gross	6,469	7,950
Less accumulated depreciation and amortization	(5,001)	(5,659)
Property and equipment, net	$1,468	$2,291

Depreciation expense was $149,000 and $236,000 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, and December 31, 2021, respectively, there was $197,000 and $267,000 of construction in progress included in property and equipment that had not been placed into service and was not subject to depreciation.

We consider property and equipment to be assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property and equipment held for sale prior to the sale date is separately presented, within current assets, on the condensed consolidated balance sheet as assets held for sale.

During the first quarter of 2022 management initiated the sale of property and equipment related to Archipelago, located in Hawaii. The Company completed the sale of a portion of such property and equipment with a gain on sale of property and equipment in the amount of $328,000 recorded on the condensed consolidated statements of operations and comprehensive (loss) income, during the first quarter of 2022, with proceeds of $787,000 through a local auction. The Company had no sales of assets held for sale during the first quarter of 2021. Property and equipment related to Archipelago, in the amount of $254,000, have been classified as assets held for sale, and are recorded at fair value as of March 31, 2022. The fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

5. Investments and Fair Value Instruments

Investments

The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized and realized gains and losses are recognized as other income in the condensed consolidated statements of operations and comprehensive loss.

The following tables summarize the amortized cost and fair value of the investment securities portfolio at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2022
Cash equivalents:
Money market funds	22,343	—	—	22,343
Total Assets at Fair Value	$22,343	$—	$—	$22,343

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2021
Cash equivalents:
Money market funds	$26,842	$—	$—	$26,842
Total Assets at Fair Value	$26,842	$—	$—	$26,842

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of March 31, 2022.

Fair Value Measurement

The fair value of the investment securities at March 31, 2022 were as follows:

	Fair Value Measurements at March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	22,343	—	—	22,343
Total Assets at Fair Value	$22,343	$—	$—	$22,343

The fair value of the investment securities at December 31, 2021 were as follows:

	Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$26,842	$—	$—	$26,842
Total Assets at Fair Value	$26,842	$—	$—	$26,842

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2022 or 2021. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable. For accounts receivable, accounts payable, accrued liabilities, and notes payable the carrying amounts of these financial instruments as of March 31, 2022 and December 31, 2021 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

As of March 31, 2022, the Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah acquisition, as described in Note 15, and a contingent liability resulting from the Industrial Seed Innovations acquisition. As of December 31, 2021 the Company also had common stock warrant liabilities related to the March 2018, the June 2019, the September 2019, and the January 2021 Offerings, described in Note 11, which were reclassified to additional paid-in capital upon adoption of ASU 2020-06, as of January 1, 2022. See Note 2.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of March 31, 2022 and December 31, 2021, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement. The contingent liability related to the Industrial Seed Innovations (“ISI”) acquisition was measured and recorded on a recurring basis as of March 31, 2022 and December 31, 2021, using unobservable inputs, namely ISI’s forecasted revenue. A significant deviation in ISI’s forecasted revenue could result in a lower (higher) fair value measurement.

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	Common Stock Warrant Liability - March 2018 Purchase Agreement	Common Stock Warrant Liability - June 2019 Offering	Common Stock Warrant Liability - September 2019 Offering	Common Stock Warrant Liability - January 2021 Offering	Contingent Liabilities	Total
Balance as of December 31, 2021	$7	$170	$223	$2,993	$2,070	$5,463
Reclassification upon adoption of ASU 2020-06	(7)	(170)	(223)	(2,993)	—	$(3,392)
Change in fair value of contingent consideration	—	—	—	—	(31)	$(31)
Balance as of March 31, 2022	$—	$—	$—	$—	$2,039	$2,039

6. Arcadia Wellness Acquisition

On May 17, 2021, the Company’s wholly owned subsidiary Arcadia Wellness, acquired the assets of Eko, Lief, and Zola. The acquisition included consumer brands of bath and body care products such as Soul Spring, the CBD-infused botanical therapy brand, Saavy Naturals, a line of natural body care products and Provault, a CBD-infused sports performance formula. Also included in the purchase was Zola, a coconut water sourced from Thailand.

The acquisition was recorded as a business combination, in accordance with ASC 805. The purchase price consideration for the acquisition totaled an estimated $6.1 million, of which $4.0 million in cash and $2.1 million in the form of 827,401 shares of the Company’s common stock, was paid during the month of May 2021. The cash consideration paid for the acquisition was funded by cash on hand.

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

The Company performed an allocation of purchase price as of the acquisition date based on management's estimates of fair value. The Company believes its estimates and assumptions are reasonable.

The following table presents the allocation of the purchase price of the assets acquired at fair value at the acquisition date.

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

For the period from January 1, 2022 to March 31, 2022, the Company recognized approximately $1.8 million of revenue and $247,000 of net loss relating to Arcadia Wellness, which included charges for the amortization of acquired intangible assets.

For the period from May 17, 2021 to December 31, 2021, the Company recognized approximately $4.3 million of revenue and $7.5 million of net loss relating to Arcadia Wellness, which included charges for the amortization of acquired intangible assets.

Acquired intangible assets of $3.5 million include trade names and trademarks of $2.9 million (indefinite useful life), customer list of $360,000 (fifteen-year useful life) and formulations of $260,000 (ten-year useful life). For impairments related to the acquired intangible assets see Note 7.

The total weighted average amortization period for the acquired intangibles is 12.9 years.

The acquisition produced $1.2 million of goodwill, which was fully impaired during the year ended December 31, 2021, due to weakness in some of the newly acquired consumer product margins, combined with a volatile economic climate and higher than normal inflation. Goodwill arising from the Arcadia Wellness acquisition was not deductible for tax purposes.

Supplemental Pro-Forma Results of Operations (Unaudited)

The following unaudited pro-forma condensed consolidated results of operations for the three months ended March 31, 2022 and 2021, have been prepared as if the acquisition of Arcadia Wellness had occurred on January 1, 2021 and includes adjustments for amortization of intangibles, and the addition to basic and diluted weighted average number of shares outstanding.

	For the three months ended March 31,
	2022 (Pro forma)	2021 (Pro forma)
Total revenues	$3,220	$2,313
Net (loss) income	(4,610)	205
Net (loss) income attributable to common stockholders	$(4,488)	$582
Weighted average shares - Basic and diluted	22,186,993	19,870,362
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.20)	$0.03

7. Intangible assets, net

The Company’s intangible assets, net as of March 31, 2022, consist of the following:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Intellectual property	$258	$118	$140	$258	$107	$151
Customer lists	71	28	43	71	26	45
Total amortizable intangible assets	$329	$146	$183	$329	$133	$196

Indefinite-lived intangible assets
Brands and trademarks	$288	$—	$288	$288	$—	$288
Total intangible asset, net	$617	$146	$471	$617	$133	$484

(1) The gross carrying amounts included in this table reflect the effects of the impairments of intangible assets recorded during the year ended December 31, 2021, when the Company estimated an overall decrease in the sales forecast for AW products, due to an inventory item rationalization, in addition to a decrease in the sales forecast of ISI seeds, related to the saturated hemp seed market. As a result, Arcadia performed a quantitative intangible assets impairment test. The Company used a discounted cash flow approach to develop the fair value of the acquired intellectual property, customer lists, brands and trademarks. As a result of this assessment, Arcadia recorded an impairment of intangible assets in the amount of $3.3 million in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. No impairments have been recorded during the three months ended March 31, 2022.

Intellectual property and customer lists will be amortized based on their useful lives ranging between 4 and 15 years. As of March 31, 2022, future amortization of intellectual property and customer lists is as follows:

Year Ending December 31,
2022 (excluding the three months ended March 31, 2022)	$40
2023	53
2024	53
2025	4
2026	4
Thereafter	29
Total	$183

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of March 31, 2022, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3,108,000 and $3,016,000, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $122,000 and $377,000 is recorded as an adjustment to net (loss) income to arrive at net (loss) income attributable to common stockholders for the three months ended March 31, 2022 and 2021, respectively. Legacy’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets. Refer to Note 1 for basis of presentation.

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

10. Leases

Operating Leases

As of March 31, 2022, the Company leases office space in Davis, CA, and Chatsworth, CA, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases a portion of the Davis office lease to a third party. During the three months ended March 31, 2022, the Company did not enter into new leases, and there are no leases that have not yet commenced as of March 31, 2022.

Some leases (the Davis office, a warehouse, and a copy machine) include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The exercise of lease renewal options is at the Company’s sole discretion.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Right of use asset	$2,546	$3,081
Total leased assets		$2,546	$3,081
Liabilities
Current - Operating	Operating lease liability- current	$1,036	$1,074
Noncurrent - Operating	Operating lease liability- noncurrent	1,709	2,220
Total leased liabilities		$2,745	$3,294

Lease Cost	Classification	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating lease cost	SG&A and R&D Expenses	$276	$289
Short term lease cost (1)	SG&A and R&D Expenses	3	58
Sublease income (2)	SG&A and R&D Expenses	(87)	(14)
Net lease cost		$192	$333

(1)
Short term lease cost consists of field trial lease agreements with a lease term of 12 months or less.
(2)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	2.5	2.7
Weighted-average discount rate	6.4%	6.0%

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

The January 2021 Placement Agent Warrants were issued for services performed by the placement agent as part of the January 2021 Private Placement and were treated as offering costs. The value of the January 2021 Placement Agent Warrants was determined to be $942,000, calculated using a Black-Scholes Model. The Company incurred additional offering costs totaling $1.9 million that consist of direct incremental legal, advisory, accounting and filing fees relating to the January 2021 Private Placement. The offering costs, inclusive of the January 2021 Placement Agent Warrants, totaled $2.8 million and allocated to the common stock warrant liability and the common stock using their relative fair values. A total of $769,000 was allocated to the common stock warrant liability and expensed and the remaining $2.0 million was allocated to the common stock and offset to additional paid in capital.

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

Registered Direct Offerings

On May 11, 2018, the Company filed a shelf Registration Statement on Form S-3 with the SEC which was declared effective on June 8, 2018 (“Shelf Registration Statement”). This shelf registration process allows the Company to sell any combination of common stock, preferred stock, warrants and units consisting of such securities in one or more offerings from time to time having aggregate offering prices of up to $50 million. This registration statement may no longer be used after June 8, 2021, the three-year anniversary of its effective date.

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

12. Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of March 31, 2022 or December 31, 2021, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2021	Warrants Outstanding at December 31, 2021	Warrants Exercised during the Three Months Ended March 31, 2022	Warrants Outstanding at March 31, 2022
January 2021 Placement Agent Warrants	January 2021	5.5 years	$3.99	—	393,839	—	393,839
January 2021 Service and Performance Warrants (1)	January 2021	2 years	$3.08	—	7,500	—	7,500
December 2020 Warrants	December 2020	5.5 years	$3.00	—	2,618,658	—	2,618,658
December 2020 Placement Agent Warrants	December 2020	5 years	$3.82	—	130,933	—	130,933
July 2020 Warrants	July 2020	5.5 years	$3.85	—	641,416	—	641,416
July 2020 Placement Agent Warrants	July 2020	5.5 years	$4.97	—	32,071	—	32,071
May 2020 Warrants	May 2020	5 years	$4.78	—	1,392,345	—	1,392,345
May 2020 Placement Agent Warrants	May 2020	5 years	$6.13	—	69,617	—	69,617
March 2020 Service and Performance Warrants (1)	March 2020	3 years	$2.50	—	18,350	—	18,350
February 12, 2020 Service and Performance Warrants (1)(3)	February 2020	2 years	$4.71	—	150,000	—	—
February 3, 2020 Service and Performance Warrants (1)(3)	February 2020	2 years	$4.91	—	10,000	—	—
September 2019 Placement Agent Warrants	September 2019	5 years	$9.48	—	65,942	—	65,942
June 2019 Placement Agent Warrants	June 2019	5 years	$6.29	—	74,479	—	74,479
April 2019 Service and Performance Warrants (1)	April 2019	5 years	$6.18	—	145,154	—	145,154
June 2018 Placement Agent Warrants	June 2018	5 years	$12.57	—	69,617	—	69,617
March 2018 Placement Agent Warrants	March 2018	5 years	$41.56	—	15,038	—	15,038
January 2021 Warrants (2)	January 2021	5.5 years	$3.13	—	3,938,392	—	3,938,392
September 2019 Warrants (2)	September 2019	5.5 years	$7.52	—	659,414	—	659,414
June 2019 Warrants (2)	June 2019	5.5 years	$5.00	—	435,830	—	435,830
June 2018 Warrants (2)	June 2018	5.5 years	$9.94	—	—	—	—
March 2018 Warrants (2)	March 2018	5 years	$10.73	—	641,416	—	641,416
Total				—	11,510,011	—	11,350,011

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) Certain warrants contain a contingent cash payment feature and therefore were accounted for as a liability at the date of issuance and were adjusted to fair value at each balance sheet date. Upon adoption of ASU No. 2020-06 on January 1, 2022, all of the common stock warrant liabilities have been reclassified to equity classified common stock warrants, due to the elimination of the contingent cash payments as criteria for liability classification.

(3) These warrants expired in February 2022.

13. Stock-Based Compensation and Employee Stock Purchase Program

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective upon the Company’s IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 154,387 shares of common stock reserved for future issuance, which included 10,637 that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The exercise price for ISOs and NSOs will be granted at a price per share not less than the fair value of our common stock at the date of grant. Options granted generally vest over a four-year period; however, there might be alternative vesting schedules, as approved by the Board. Options granted, once vested, are generally exercisable for up to 10 years, after grant to the extent vested.

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 120,000 shares. On May 17, 2021, upon completion of the Arcadia Wellness transaction, the Company granted 248,000 inducement stock option pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On May 28, 2021, the Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of these inducement stock options. On February 2, 2022, Stanley Jacot, Jr. was hired as the new president and chief executive officer of the Company. The Company granted Mr. Jacot an inducement stock option to purchase 316,108 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company has not filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants have been issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of March 31, 2022, a total of 2,484,005 shares of common stock were reserved for issuance under the 2015 Plan, of which 1,158,874 shares of common stock are available for future grant. As of March 31, 2022, a total of 7,813 and 1,325,131 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2021, a total of 8,240 and 1,345,955 options are outstanding under the 2006 and 2015 Plans, respectively. As of March 31, 2022 a total of 376,608 inducement options are outstanding.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2021	1,422,195	$5.28	$—
Options granted	326,108	0.91
Options exercised	—	—
Options forfeited	(31,366)	3.13
Options expired	(7,385)	15.07
Outstanding — Balance at March 31, 2022	1,709,552	$4.44	$161,253
Vested and expected to vest — March 31, 2022	1,518,077	$4.77	$118,914
Exercisable — March 31, 2022	777,274	$7.24	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by our Board of Directors for each of the respective periods. The intrinsic value of options exercised was $0 for both quarters ended March 31, 2022 and 2021.

As of March 31, 2022, there was $1.0 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 3.07 years.

On December 14, 2021, Matt Plavan provided notice to the Company of his resignation as Arcadia’s president, chief executive officer and director, effective as of December 31, 2021. On December 19, 2021, Arcadia and Mr. Plavan entered into a Separation and Release Agreement (the “Separation Agreement”) which provided that the vesting of all unvested options previously issued to Mr. Plavan accelerated pursuant to the terms of the Separation Agreement. In addition, the Separation Agreement extended the post-termination exercise period of the accelerated options from 90 days to up to two and one-half years. The stock compensation expense related to the modification of Mr. Plavan’s stock options was $154,000 and it was recognized in selling, general and administrative expenses during the year ended December 31, 2021.

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

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended March 31,
	2022	2021
Expected term (years)	6.08	6.03
Expected volatility	120%	121%
Risk-free interest rate	1.68%	0.62%
Dividend yield	—	—

The Company recognized $260,000 and $325,000 of compensation expense for stock options awards for the three months ended March 31, 2022 and 2021, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of March 31, 2022, the number of shares of common stock reserved for future issuance under the ESPP is 128,914. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of March 31, 2022, 54,928 shares had been issued under the ESPP. The Company recorded $1,000 and $5,000 of ESPP related compensation expense for the quarters ended March 31, 2022 and 2021, respectively.

14. Income Taxes

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% and -0.01% for the three months ended March 31, 2022 and 2021, respectively. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

The Company experienced an ownership change under IRC Section 382 as a result of the common shares issued in connection with the January 2021 Offering. This ownership change limited the Company’s ability to utilize its net operating loss carryforwards prior to expiration and certain net operating loss carryforwards were written off as a result. The Company is currently conducting additional analysis regarding the valuation of the Company at the time of the ownership change to assess what, if any, portion of the limitation may be reversed. Any adjustment to the amount of limitation will not impact the deferred tax asset balance due to the full valuation allowance.

During the three months ended March 31, 2022, there were no material changes to the Company’s uncertain tax positions.

15. Commitments and Contingencies

Leases

The Company leases office and laboratory space, grain storage bins, warehouse space, farmland, and equipment under operating lease agreements having initial lease terms ranging from one to five years, including certain renewal options available to the Company at market rates. The Company also leases land for field trials on a short-term basis. See Note 10.

Legal Matters

From time to time, in the ordinary course of business, the Company may become involved in certain legal proceedings. The Company currently is not a party to any material litigation or other material legal proceedings.

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During the fourth quarter of 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As of March 31, 2022, the Company continues to pursue a total of two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the condensed consolidated balance sheet as an other noncurrent liability.

Contingent Liability Related to the ISI Acquisition

In August 2020, the Company acquired by merger Industrial Seed Innovations (“ISI”). A portion of the purchase price consideration for the acquisition in the amount of $280,000 will be recognized in two annual installments, each of up to 132,626 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022. The contingent consideration was measured and recorded at fair value. As of March 31, 2022, the full amount of the contingent consideration is included in other noncurrent liabilities as no installments are expected to become due within 12 months from the condensed consolidated balance sheets date. During the quarters ended March 31, 2022 and 2021, respectively, as a result of a remeasurement of the contingent consideration, a $31,000 decrease and a $140,000 decrease in the related liability were recorded as a change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022, the fair value of the contingent liability related to the ISI acquisition has been estimated in the amount of $39,000.

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

16. Net (Loss) Income per Share

As the Company had net losses for the three months ended March 31, 2022, all potentially dilutive common shares for such quarter were determined to be anti-dilutive. Basic net income per share for the quarter ended March 31, 2021, is calculated by dividing net income by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net income per common share (in shares and per share):

	For the Three Months Ended March 31,
	2022	2021
Net (loss) income per share - Basic
Numerator:
Net (loss) income attributable to common stockholders	$(4,488)	$2,058
Denominator:
Weighted average number of common shares outstanding	22,186,993	18,970,250
Basic net (loss) income per share attributable to common stockholders:	$(0.20)	$0.11
Net (loss) income per share - Diluted
Numerator:
Net (loss) income attributable to common stockholders	$(4,488)	$2,058
Denominator:
Weighted average number of common shares outstanding	22,186,993	18,970,250
Effect of dilutive stock options	—	—
Effect of dilutive warrants	—	72,712
Weighted average number of common shares outstanding - diluted	22,186,993	19,042,962
Diluted net (loss) income per share attributable to common stockholders:	$(0.20)	$0.11

17. Related-Party Transactions

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $69,000 and $64,000 as of March 31, 2022 and December 31, 2021, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

During the quarter ended March 31, 2021, the Company leased land on the island of Molokai, Hawaii from an entity owned by Kevin Comcowich, the Chair of the Company’s Board of Directors, and his wife. The Company used to grow hemp on this land to support the operations of its joint venture Archipelago Ventures Hawaii, until the expiration of the lease in February 2022. The original lease was executed in February 2019, covered 10 acres of land, had a term of two years and provided for rent payments of $1,200 per acre per year. In March and April 2020, the Company entered into two lease amendments for two additional 10-acre parcels and two additional 15-acre parcels, at the same lease rate of $1,200 per acre per year, and with a term of two years. The Company made lease payments in the amount of $0 and $36,000 for the three months ended March 31, 2022 and 2021, respectively.

18. Subsequent Events

Management has evaluated subsequent events through May 12, 2022, the date that the financial statements were available to be issued.

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

Components of Our Statements of Operations Data

Revenues

We derive our revenues primarily from product sales and royalties.

Product Revenues

Our product revenues consist primarily of sales of Arcadia Wellness products, GoodWheat grain, and GLA products. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. Our revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

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

Operating Expenses

Cost of Revenues

Cost of revenues relates to the sale of Arcadia Wellness, GoodWheat, and GLA products and consists of the cost of raw materials, including internal and third-party services costs related to procuring, processing, formulating, packaging and shipping our products, as well as in-licensing and royalty fees, any adjustments or write-downs to inventory or prepaid production costs.

Research and Development Expenses

Research and development expenses consist of costs incurred in the discovery, development and testing of our products and other products in development incorporating our traits. These expenses consist primarily of employee salaries and benefits, fees paid to subcontracted research providers, fees associated with in-licensing technology, land leased for field trials, chemicals and supplies, and other external expenses. These costs are expensed as incurred. Additionally, we are required from time to time to make certain milestone payments in connection with the development of technologies in-licensed from third parties. Our research and development expenses may fluctuate from period to period.

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

Gain on sale of property and equipment, net

Gain on sale of fixed assets includes gains from the sale of tangible assets sold above their net book value.

Impairment of property and equipment, net

Impairment of property and equipment, net includes losses from tangible assets due to impairment or recoverability test charges to write down fixed assets to their fair value or recoverability value.

Other Income, Net

Other income, net, consists of unrealized gains on corporate securities, and interest income on our cash and cash equivalents and investments.

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

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of March 31, 2022 and December 31, 2021. We consider all available evidence, both positive and negative, including but not limited to: earnings history, projected future outcomes, industry and market trends, and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(In thousands except percentage)
Revenues:
Product	$3,170	$803	$2,367	295%
Royalty	50	25	25	100%
Total revenues	3,220	828	2,392	289%
Operating expenses (income):
Cost of revenues	3,458	856	2,602	304%
Research and development	395	1,159	(764)	(66)%
Change in fair value of contingent consideration	(31)	(140)	109	(78)%
Impairment of property and equipment	—	210	(210)	100%
Gain on sale of property and equipment	(328)	—	(328)	100%
Selling, general and administrative	4,349	4,069	280	7%
Total operating expenses	7,843	6,154	1,689	27%
Loss from operations	(4,623)	(5,326)	703	13%
Interest expense	(1)	(9)	8	(89)%
Other income, net	14	7,463	(7,449)	(100)%
Change in fair value of common stock warrant liabilities	—	322	(322)	(100)%
Issuance and offering costs	—	(769)	769	(100)%
Net (loss) income before income taxes	(4,610)	1,681	(6,291)	(374)%
Income tax provision	—	—	—	0%
Net (loss) income	(4,610)	1,681	(6,291)	(374)%
Net loss attributable to non-controlling interest	(122)	(377)	255	(68)%
Net (loss) income attributable to common stockholders	$(4,488)	$2,058	$(6,546)	(318)%

Revenues

Product revenues accounted for 98% and 97% of our total revenues in the three months ended March 31, 2022 and 2021, respectively. The $2.4 million, or 295%, increase in product revenues for the three months ended March 31, 2022 compared to the same period in 2021 was primarily driven by sales of the newly acquired brands within Arcadia Wellness, along with $1.3 million of GoodWheat grain inventory sales.

Royalty revenues accounted for 2% and 3% of our total revenues in the three months ended March 31, 2022 and 2021, respectively. The $50,000 of royalty revenues for the three months ended March 31, 2022 represents the proportionate share of contracted minimum annual royalty fees.

Cost of Revenues

Cost of revenues increased by $2.6 million, or 304%, in the three months ended March 31, 2022 compared to the same period in 2021. The increase is mainly due to the cost of revenues related to the newly acquired brands and the GoodWheat grain inventory sales this quarter, in addition to higher inventory write-downs, which amounted to $368,000 during the three months ended March 31, 2022 and $160,000 during the first quarter of 2021. The $368,000 of write-downs in the first quarter of 2022 were primarily to account for Arcadia Wellness inventory at net realizable value. Gross loss, calculated as Total revenues less Cost of revenues, increased by $210,000 from $28,000 for the three months ended March 31, 2021 to $238,000 for the three months ended March 31, 2022. The increase in the gross loss was primarily attributable to the higher inventory write-downs.

Research and Development

Research and development expenses decreased by $764,000, or 66%, in the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily driven by the Company's recent focus on commercialization, which has led to lower employee-related expenses, and related activity costs as we right-sized our research teams.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $280,000, or 7%, in the three months ended March 31, 2022, compared to the same period in 2021. The increase was driven by increased commercial and marketing personnel and consulting activities in preparation for new product launches.

Impairment of property and equipment

No impairments of property and equipment were recorded during the quarter ended March 31, 2022. During the three months ended March 31, 2021, we assessed Archipelago’s fixed assets related to cultivating hemp and processing CBD for impairment and recorded a write-down in the amount of $210,000.

Gain on sale of property and equipment

During the three months ended March 31, 2022, we sold some of Archipelago’s property and equipment related to cultivating hemp and processing CBD for net proceeds exceeding net book value in the amount of $328,000. No gains on sale of property and equipment were recorded during the quarter ended March 31, 2021.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

As a result of the adoption of ASU 2020-06, no change in the estimated fair value of common stock warrant liabilities was recorded during the three months ended March 31, 2022. See Note 2. Change in the estimated fair value of common stock warrant liabilities resulted in a gain of $322,000 for the three months ended March 31, 2021.

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

Liquidity, Capital Resources, and Going Concern

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities and debt, as well as proceeds from the sale of our products and payments under license agreements, contract research agreements and government grants. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. As of March 31, 2022, we had cash and cash equivalents of $24.6 million. For the three months ended March 31, 2022, the Company had a net loss of $4.6 million and net cash used in operations of $4.9 million. For the twelve months ended December 31, 2020, the Company had net losses of $16.1 million and net cash used in operations of $25.9 million.

We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for at least the next 12 months from the issuance date of our condensed consolidated financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(4,885)	$(4,707)
Investing activities	747	(485)
Financing activities	4	21,997
Net (decrease) increase in cash	$(4,134)	$16,805

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2022, was $4.9 million. With respect to our net loss of $4.6 million, non-cash charges including $260,000 of stock-based compensation, $166,000 of lease amortization, $368,000 of write-downs of inventory, and $149,000 of depreciation were offset by adjustments in our working capital accounts of $692,000, $328,000 of gain on disposal of property and equipment, other non-cash income from the change in fair value of contingent consideration of $31,000, and operating lease payments of $180,000.

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

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2022 consisted of $787,000 of proceeds from sales of property and equipment, partially offset by $40,000 of purchases of property and equipment.

Cash used in investing activities for the three months ended March 31, 2021 consisted of $485,000 in purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2022 consisted of proceeds from the purchase of ESPP shares of $4,000.

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

We consider our critical accounting policies and estimates to be revenue recognition, determination of the provision for income taxes, stock-based compensation, impairments of intangible assets, impairment of property and equipment, and net realizable value of inventory.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1(1)	Employment letter for Stanley E. Jacot, Jr., Chief Executive Officer

10.2(1)(2)	Inducement Option Grant for Stanley E. Jacot, Jr.

10.3(1)(3)	Severance and Change in Control Agreement for Stanley E. Jacot, Jr.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(4)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(4)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (and contained in Exhibit 101)

(1)
Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
(2)
Incorporated by reference to Exhibit 10.2 filed with the Report on Form 8-K filed on February 7, 2022.
(3)
Incorporated by reference to Exhibit 10.1 filed with the Report on Form 8-K filed on February 7, 2022.
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

Arcadia Biosciences, Inc.

May 12, 2022	By:	/s/ STANLEY E. JACOT, JR.
Stanley E. Jacot, Jr.
President and Chief Executive Officer

May 12, 2022	By:	/s/ PAMELA HALEY
Pamela Haley
Chief Financial Officer