Form 10-Q
period 2022-06-30
Arcadia Biosciences, Inc.
filed 2022-08-11
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 22,192,960 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$21,234	$28,685
Accounts receivable, net of allowance for doubtful accounts of $89 and $76 as of June 30, 2022 and December 31, 2021, respectively	3,854	1,370
Inventories, net — current	3,275	4,433
Assets held for sale	254	—
Prepaid expenses and other current assets	1,441	900
Total current assets	30,058	35,388
Property and equipment, net	954	2,291
Right of use asset	2,308	3,081
Inventories, net — noncurrent	1,136	2,494
Intangible assets, net	386	484
Other noncurrent assets	166	180
Total assets	$35,008	$43,918
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,391	$3,638
Amounts due to related parties	83	64
Operating lease liability — current	994	1,074
Other current liabilities	272	264
Total current liabilities	4,740	5,040
Operating lease liability — noncurrent	1,500	2,220
Common stock warrant liabilities	—	3,392
Other noncurrent liabilities	2,000	2,070
Total liabilities	8,240	12,722
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 22,188,918 and 22,184,235 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	63	63
Additional paid-in capital	277,492	257,515
Accumulated deficit	(250,748)	(226,485)
Total stockholders’ equity	26,807	31,093
Non-controlling interest	(39)	103
Total stockholders' equity	26,768	31,196
Total liabilities and stockholders’ equity	$35,008	$43,918

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product	$2,946	$1,379	$6,116	$2,183
Royalty	50	26	100	51
License	862	—	862	—
Total revenues	3,858	1,405	7,078	2,234
Operating expenses (income):
Cost of revenues	3,447	1,587	6,906	2,443
Research and development	359	1,131	754	2,290
Gain on sale of Verdeca	(1,138)	—	(1,138)	—
Impairment of intangible assets	72	—	72	—
Change in fair value of contingent consideration	(39)	—	(70)	(140)
Impairment of property and equipment	346	—	346	210
Gain on sale of property and equipment	(58)	—	(386)	—
Selling, general and administrative	4,652	6,370	9,000	10,439
Total operating expenses	7,641	9,088	15,484	15,243
Loss from operations	(3,783)	(7,682)	(8,406)	(13,009)
Interest income (expense)	30	(1)	29	(8)
Other (expense) income, net	(44)	2,759	(3)	10,222
Change in fair value of common stock warrant liabilities	—	(498)	—	(176)
Issuance and offering costs	—	—	(27)	(769)
Net loss before income taxes	(3,797)	(5,422)	(8,407)	(3,740)
Income tax provision	—	—	—	—
Net loss	(3,797)	(5,422)	(8,407)	(3,740)
Net loss attributable to non-controlling interest	(20)	(161)	(142)	(538)
Net loss attributable to common stockholders	$(3,777)	$(5,261)	$(8,265)	$(3,202)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.24)	$(0.37)	$(0.15)
Weighted-average number of shares used in per share calculations:
Basic and diluted	22,188,918	21,745,403	22,187,961	21,271,960
Other comprehensive loss, net of tax
Foreign currency translation adjustment	—	(12)	—	(12)
Other comprehensive loss	—	(12)	—	(12)
Comprehensive loss attributable to common stockholders	$(3,777)	$(5,273)	$(8,265)	$(3,214)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2021	22,184,235	$63	$257,515	$(226,485)	$103	$31,196
Reclassification upon adoption of ASU 2020-06	—	—	$19,390	$(15,998)	—	3,392
Issuance of shares related to employee stock purchase plan	4,683	—	4	—	—	4
Stock-based compensation	—	—	260	—	—	260
Net loss	—	—	—	(4,488)	(122)	(4,610)
Balance at March 31, 2022	22,188,918	$63	$277,169	$(246,971)	$(19)	$30,242
Stock-based compensation	—	—	323	—	—	323
Net loss	—	—	—	(3,777)	(20)	(3,797)
Balance at June 30, 2022	22,188,918	$63	$277,492	$(250,748)	$(39)	$26,768

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2020	13,450,861	$54	$239,496	$(211,825)	$—	$827	$28,552
Issuance of shares related to the January 2021 PIPE	7,876,784	8	15,508	—	—	—	15,516
Offering costs related to the January 2021 PIPE	—	—	(2,084)	—	—	—	(2,084)
Issuance of placement agent warrants related to issuance of January 2021 PIPE	—	—	942	—	—	—	942
Issuance of shares related to employee stock purchase plan	8,604	—	21	—	—	—	21
Non-controlling interest capital contribution	—	—	—	—	—	750	750
Stock-based compensation	—	—	325	—	—	—	325
Net income (loss)	—	—	—	2,058	—	(377)	1,681
Balance at March 31, 2021	21,336,249	$62	$254,208	$(209,767)	—	$1,200	$45,703
Issuance of shares at closing of Arcadia Wellness acquisition	827,401	1	2,052	—	—	—	2,053
Foreign currency translation adjustment	—	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	356	—	—	—	356
Net loss	—	—	—	(5,261)	—	(161)	(5,422)
Balance at June 30, 2021	22,163,650	$63	$256,616	$(215,028)	$(12)	$1,039	$42,678

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,407)	$(3,740)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant liabilities	—	176
Change in fair value of contingent consideration	(70)	(140)
Issuance and offering costs	—	769
Depreciation	277	484
Amortization of intangible assets	26	48
Lease amortization	420	639
Impairment of intangible assets	72	—
(Gain) loss on disposal of property and equipment	(386)	135
Stock-based compensation	583	681
Bad debt expense	37	—
Realized gain on corporate securities	—	(10,222)
Impairment of property and equipment	346	210
Write-down of inventories	1,515	983
Changes in operating assets and liabilities:
Accounts receivable	(2,471)	259
Inventories	1,001	(633)
Prepaid expenses and other current assets	(541)	(938)
Other noncurrent assets	15	(153)
Accounts payable and accrued expenses	(247)	1,083
Amounts due to related parties	19	(47)
Unearned revenue	—	56
Other current liabilities	8	1
Other noncurrent liabilities	(1)	(1)
Operating lease payments	(446)	(590)
Net cash used in operating activities	(8,250)	(10,940)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	841	—
Purchases of property and equipment	(46)	(713)
Acquisitions, net of cash acquired	—	(4,250)
Proceeds from sales and maturities of investments	—	21,845
Net cash provided by (used in) investing activities	795	16,882
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants from January 2021 PIPE securities purchase agreement	—	25,147
Payments of offering costs relating to January 2021 PIPE securities purchase agreement	—	(1,912)
Principal payments on debt	—	(2,019)
Proceeds from ESPP purchases	4	27
Capital contributions received from non-controlling interest	—	750
Net cash provided by financing activities	4	21,993
Effects of foreign currency translation on cash and cash equivalents	—	(1)
Net (decrease) increase in cash and cash equivalents	(7,451)	27,934
Cash and cash equivalents — beginning of period	28,685	16,043
Cash and cash equivalents — end of period	$21,234	$43,977
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$1
Cash paid for interest	$1	$21
NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares of common stock issued at closing of Arcadia Wellness transaction	$—	$2,053
Common stock warrant liabilities reclassified to equity upon adoption of ASU 2020-06	$3,392	$—
Common stock warrants issued to placement agent and included in offering costs related to January 2021 PIPE securities purchase agreement	$—	$942
Right of use assets obtained in exchange for new operating lease liabilities	$—	$913
Proceeds from sale of property and equipment in accounts receivable	$51	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$58

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Organization

Arcadia Biosciences, Inc. (the "Company," "Arcadia" or "management"), was incorporated in Arizona in 2002 and maintains its headquarters in Davis, California, with additional facilities in American Falls, Idaho and Chatsworth, California. The Company was reincorporated in Delaware in March 2015.

The Company is a producer and marketer of innovative, plant-based health and wellness products. Its history as a leader in science-based approaches to developing high-value crop improvements, as well as nutritionally enhanced food ingredients and health and wellness products, has laid the foundation for its path forward. The Company used advanced breeding techniques to develop these proprietary innovations which are now being commercialized through the sales of seed and grain, as well as food ingredients and products. The acquisition of the businesses of Lief Holdings, LLC (“Lief”), EKO Holdings, LLC (“Eko”) and Live Zola, LLC (“Zola”) added bath and body care products, as well as coconut water, to the Company’s portfolio.

In May 2021, the Company’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”, see Note 6), acquired the businesses of Eko, Lief, and Zola. The acquisition included consumer CBD brands like Soul Spring™, a CBD-infused botanical therapy brand in the natural category, Saavy Naturals™, a line of natural body care products and ProVault™, a CBD-infused sports performance formula made with natural ingredients, providing effective support and recovery for athletes. Also included in the purchase is Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand. On July 8, 2022, the Company entered into an agreement to license Saavy Naturals™ to Radiance Beauty and Wellness, Inc. ("Radiance Beauty"). See Note 6 for a discussion of the licensing agreement.

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

In February 2012, the Company formed Verdeca, which was equally owned with Bioceres. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies. In November 2020, Arcadia sold its membership interest in Verdeca to Bioceres in a transaction in which Arcadia received cash, shares of Bioceres stock and a royalty stream of up to $10.0 million on sales of Haab 4 soybeans (“HB4”) soybean. An additional $2.0 million in cash is to be paid upon achievement by Verdeca of reaching commercial plantings of at least 200,000 hectares of HB4 or China approving the HB4 soybean trait for “food and feed”. During the quarter ended June 30, 2022, Bioceres received China's approval of the HB4 soybean trait and as a result, Arcadia recorded license revenue of $862,000 and a gain on sale of Verdeca of $1.1 million on the condensed consolidated statements of operations and comprehensive loss.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $20,000 and $142,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the three and six months ended June 30, 2022, respectively. Net loss attributable to non-controlling interest for three and six months ended June 30, 2021 was $161,000 and $538,000, respectively. The non-controlling partner’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of June 30, 2022, the Company had an accumulated deficit of $250.7 million, and cash and cash equivalents of $21.2 million. For the six months ended June 30, 2022, the Company had a net loss of $8.4 million and net cash used in operations of $8.3 million. For the twelve months ended December 31, 2021, the Company had net losses of $16.1 million and net cash used in operations of $25.9 million.

With cash and cash equivalents of $21.2 million as of June 30, 2022, the Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Additionally, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 in April 2019 and ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) — Targeted Transition Relief in May 2019. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. In November 2019, the FASB issued ASU No. 2019-10, which defers the effective date of ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on the condensed consolidated financial statements.

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

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded write-downs of wheat, hemp seed, CBD oil and body care inventories of $1.1 million and $1.5 million during the three and six months ended June 30, 2022, respectively. Of inventories write-downs during the three months ended June 30, 2022, $394,000 is related to the Radiance Beauty licensing agreement discussed in Note 6. The Company recorded write-downs of wheat inventory, and hemp seed inventories of $823,000 and $983,000 during the three and six months ended June 30, 2021, respectively. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$1,133	$1,851
Goods in process	108	842
Finished goods	3,170	4,234
Inventories	$4,411	$6,927

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$1,790	$2,659
Software and computer equipment	576	548
Machinery and equipment	653	1,809
Furniture and fixtures	198	211
Vehicles	333	417
Leasehold improvements	2,223	2,306
Property and equipment, gross	5,773	7,950
Less: accumulated depreciation and amortization	(4,819)	(5,659)
Property and equipment, net	$954	$2,291

Depreciation expense was $277,000 and $484,000 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, and December 31, 2021, respectively, there was $10,000 and $267,000 of construction in progress included in property and equipment that had not been placed into service and was not subject to depreciation.

Property and equipment are considered assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property and equipment held for sale prior to the sale date is separately presented, within current assets, on the condensed consolidated balance sheet as assets held for sale.

During the three and six months ended June 30, 2022, management initiated the sale of property and equipment related to the Davis laboratory and Archipelago, respectively. The Company completed the sale of a portion of such property and equipment with a gain on sale of property and equipment in the amount of $58,000 and $386,000 recorded on the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022, respectively. The proceeds related to the sale of property and equipment during the three and six months ended June 30, 2022 are $54,000 and $841,000, respectively. The Company had no sales of assets held for sale during the three and six months ended June 30, 2021. Property and equipment related to Archipelago, in the amount of $254,000, have been classified as assets held for sale, and are recorded at fair value as of June 30, 2022. The fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

During the three and six months ended June 30, 2022, the Company recorded write-downs of property and equipment of $320,000 related to the Radiance Beauty licensing agreement. See Note 6 for further discussion of the licensing agreement. During the three and six months ended June 30, 2021, the Company recorded a write-down of property and equipment related to Archipelago in the amount of $210,000, calculated through an asset recoverability test.

5. Investments and Fair Value Instruments

Investments

The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized and realized gains and losses are recognized as other income in the condensed consolidated statements of operations and comprehensive loss.

The following tables summarize the amortized cost and fair value of the investment securities portfolio at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2022
Cash equivalents:
Money market funds	$19,283	$—	$—	$19,283
Total Assets at Fair Value	$19,283	$—	$—	$19,283

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2021
Cash equivalents:
Money market funds	$26,842	$—	$—	$26,842
Total Assets at Fair Value	$26,842	$—	$—	$26,842

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of June 30, 2022.

Fair Value Measurement

The fair value of the investment securities at June 30, 2022 were as follows:

	Fair Value Measurements at June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$19,283	$—	$—	$19,283
Total Assets at Fair Value	$19,283	$—	$—	$19,283

The fair value of the investment securities at December 31, 2021 were as follows:

	Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$26,842	$—	$—	$26,842
Total Assets at Fair Value	$26,842	$—	$—	$26,842

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2022 or 2021. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable. For accounts receivable, accounts payable, accrued liabilities, and notes payable the carrying amounts of these financial instruments as of June 30, 2022 and December 31, 2021 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah, Inc. ("Anawah") acquisition and a contingent liability resulting from the Industrial Seed Innovations ("ISI") acquisition, as described in Note 15. As of December 31, 2021 the Company also had common stock warrant liabilities related to the March 2018, the June 2019, the September 2019, and the January 2021 Offerings, described in Note 11, which were reclassified to additional paid-in capital upon adoption of ASU 2020-06, as of January 1, 2022. See Note 2 for details of the adoption of ASU 2020-06.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of June 30, 2022 and December 31, 2021, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement. The contingent liability related to the ISI acquisition was measured and recorded on a recurring basis as of June 30, 2022 and December 31, 2021, using unobservable inputs, namely ISI’s forecasted revenue. A significant deviation in ISI’s forecasted revenue could result in a lower (higher) fair value measurement.

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	Common Stock Warrant Liability - March 2018 Purchase Agreement	Common Stock Warrant Liability - June 2019 Offering	Common Stock Warrant Liability - September 2019 Offering	Common Stock Warrant Liability - January 2021 Offering	Contingent Liabilities	Total
Balance as of December 31, 2021	$7	$170	$223	$2,993	$2,070	$5,463
Reclassification upon adoption of ASU 2020-06	(7)	(170)	(223)	(2,993)	—	(3,392)
Change in fair value of contingent consideration	—	—	—	—	(70)	(70)
Balance as of June 30, 2022	$—	$—	$—	$—	$2,000	$2,000

During the three and six months ended June 30, 2022, the Company recorded aggregate impairment charges of $418,000, and during the three and six months ended June 30, 2021, the Company recorded aggregate impairment charges of $0 and $210,000, respectively, related to intangible assets and other long-lived assets. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates and management assumptions.

Assets classified as held for sale are recorded at fair value as of June 30, 2022. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy as the fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

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

Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred costs related to the Arcadia Wellness acquisition of approximately $850,000 included in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021.

The Company performed an allocation of purchase price as of the acquisition date based on management's estimates of fair value. The Company believes its estimates and assumptions are reasonable.

The following table presents the allocation of the purchase price of the assets acquired at fair value at the acquisition date:

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

For the period from January 1, 2022 to June 30, 2022, the Company recognized approximately $3.9 million of revenue and $1.5 million of net loss relating to Arcadia Wellness, which included charges related to the Radiance Beauty licensing agreement discussed below, as well as the amortization of acquired intangible assets.

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

On July 8, 2022, the Company entered into a licensing agreement with Radiance Beauty. Under the terms of the licensing agreement, Radiance Beauty was granted an exclusive, transferable, sublicensable, perpetual, worldwide license to use the Saavy Naturals™ mark and to modify, manufacture, distribute, market and sell related products. In addition, as part of the licensing agreement, Radiance Beauty will receive the remaining accounts receivables and inventory balances after July 31, 2022, certain equipment, as well as three months of salaries in the amount of $355,000 and rent, maintenance and utilities in the amount of $19,000. Radiance Beauty will sublease space from the Company and pay the Company a 4% royalty of gross sales of products beginning January 1, 2023. As of

June 30, 2022, accounts receivables and inventories of $21,000 and $394,000, respectively, were written down. In addition, property and equipment and intangible assets were written down by $320,000 and $72,000, respectively, as of June 30, 2022.

Supplemental Pro-Forma Results of Operations (Unaudited)

The following unaudited pro-forma condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021, have been prepared as if the acquisition of Arcadia Wellness had occurred on January 1, 2021 and includes adjustments for amortization of intangibles, and the addition to basic and diluted weighted average number of shares outstanding.

	For the three months ended June 30,		For the six months ended June 30,
	2022 (Pro forma)	2021 (Pro forma)	2022 (Pro forma)	2021 (Pro forma)
Total revenues	$3,858	$2,203	$7,078	$4,516
Net loss	(3,797)	(5,409)	(8,407)	(5,193)
Net loss attributable to common stockholders	$(3,777)	$(5,248)	$(8,265)	$(4,655)
Weighted average shares - Basic and diluted	22,188,918	22,159,103	22,187,961	21,478,810
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.24)	$(0.37)	$(0.22)

7. Intangible assets, net

The Company’s intangible assets, net as of June 30, 2022, consist of the following:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount (2)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Intellectual property	$254	$130	$124	$258	$107	$151
Customer lists	64	30	34	71	26	45
Total amortizable intangible assets	$318	$160	$158	$329	$133	$196

Indefinite-lived intangible assets
Brands and trademarks	$228	$—	$228	$288	$—	$288
Total intangible asset, net	$546	$160	$386	$617	$133	$484

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

(2) The Company recorded an impairment of intangible assets in the amount of $72,000 during the three and six months ended June 30, 2022 related to the Radiance Beauty licensing agreement.

Intellectual property and customer lists will be amortized based on their useful lives ranging between 4 and 15 years. As of June 30, 2022, future amortization of intellectual property and customer lists is as follows:

Year Ending December 31,
2022 (excluding the six months ended June 30, 2022)	$26
2023	53
2024	53
2025	4
2026	4
Thereafter	18
Total	$158

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of June 30, 2022, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3,108,000 and $3,016,000, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $20,000 and $142,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the three and six months ended June 30, 2022, respectively. Net loss attributable to non-controlling interest of $161,000 and $538,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the three and six months ended June 30, 2021, respectively. Legacy’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets. Refer to Note 1 for basis of presentation.

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

10. Leases

Operating Leases

As of June 30, 2022, the Company leases office space in Davis, CA, and Chatsworth, CA, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases a portion of the Davis office lease to a third party. In May 2022, the Company terminated its lease for office space in Chesterfield, MO effective August 1, 2022. The original lease term was scheduled to expire in May 2024. As a result, the Company paid $47,000 in early termination fees during the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company did not enter new leases. On July 1, 2022, the Company entered into an agreement to lease office space in Dallas, TX. As of June 30, 2022, this lease had not yet commenced.

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

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Right of use asset	$2,308	$3,081
Total leased assets		$2,308	$3,081
Liabilities
Current - Operating	Operating lease liability- current	$994	$1,074
Noncurrent - Operating	Operating lease liability- noncurrent	1,500	2,220
Total leased liabilities		$2,494	$3,294

Lease Cost	Classification	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Operating lease cost	SG&A and R&D Expenses	$268	$347	$544	$636
Short term lease cost (1)	R&D Expenses	8	(17)	11	30
Short term lease cost	SG&A Expenses	—	4	—	15
Sublease income (2)	SG&A and R&D Expenses	(90)	(19)	(177)	(33)
Net lease cost		$186	$315	$378	$648

(1)
Short term lease cost consists of field trial lease agreements with a lease term of 12 months or less.
(2)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	2.3	2.7
Weighted-average discount rate	6.4%	6.0%

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

12. Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of June 30, 2022 or December 31, 2021, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2021	Warrants Outstanding at December 31, 2021	Warrants Exercised during the Six Months Ended June 30, 2022	Warrants Outstanding at June 30, 2022
January 2021 Placement Agent Warrants	January 2021	5.5 years	$3.99	—	393,839	—	393,839
January 2021 Service and Performance Warrants (1)	January 2021	2 years	$3.08	—	7,500	—	7,500
December 2020 Warrants	December 2020	5.5 years	$3.00	—	2,618,658	—	2,618,658
December 2020 Placement Agent Warrants	December 2020	5 years	$3.82	—	130,933	—	130,933
July 2020 Warrants	July 2020	5.5 years	$3.85	—	641,416	—	641,416
July 2020 Placement Agent Warrants	July 2020	5.5 years	$4.97	—	32,071	—	32,071
May 2020 Warrants	May 2020	5 years	$4.78	—	1,392,345	—	1,392,345
May 2020 Placement Agent Warrants	May 2020	5 years	$6.13	—	69,617	—	69,617
March 2020 Service and Performance Warrants (1)	March 2020	3 years	$2.50	—	18,350	—	18,350
February 12, 2020 Service and Performance Warrants (1)(3)	February 2020	2 years	$4.71	—	150,000	—	—
February 3, 2020 Service and Performance Warrants (1)(3)	February 2020	2 years	$4.91	—	10,000	—	—
September 2019 Placement Agent Warrants	September 2019	5 years	$9.48	—	65,942	—	65,942
June 2019 Placement Agent Warrants	June 2019	5 years	$6.29	—	74,479	—	74,479
April 2019 Service and Performance Warrants (1)	April 2019	5 years	$6.18	—	145,154	—	145,154
June 2018 Placement Agent Warrants	June 2018	5 years	$12.57	—	69,617	—	69,617
March 2018 Placement Agent Warrants	March 2018	5 years	$41.56	—	15,038	—	15,038
January 2021 Warrants (2)	January 2021	5.5 years	$3.13	—	3,938,392	—	3,938,392
September 2019 Warrants (2)	September 2019	5.5 years	$7.52	—	659,414	—	659,414
June 2019 Warrants (2)	June 2019	5.5 years	$5.00	—	435,830	—	435,830
June 2018 Warrants (2)	June 2018	5.5 years	$9.94	—	—	—	—
March 2018 Warrants (2)	March 2018	5 years	$10.73	—	641,416	—	641,416
Total				—	11,510,011	—	11,350,011

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

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 120,000 shares. On May 17, 2021, upon completion of the Arcadia Wellness transaction, the Company granted 248,000 inducement stock option pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On May 28, 2021, the Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of these inducement stock options. On February 2, 2022, Stanley Jacot, Jr. was hired as the new president and chief executive officer of the Company. The Company granted Mr. Jacot an inducement stock option to purchase 316,108 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company has not filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants have been issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of June 30, 2022, a total of 2,484,005 shares of common stock were reserved for issuance under the 2015 Plan, of which 584,777 shares of common stock are available for future grant. As of June 30, 2022, a total of 7,813 and 1,899,228 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2021, a total of 8,240 and 1,345,955 options are outstanding under the 2006 and 2015 Plans, respectively. As of June 30, 2022 a total of 376,608 inducement options are outstanding.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2021	1,422,195	$5.28	$—
Options granted	1,030,822	1.16
Options exercised	—	—
Options forfeited	(130,263)	2.86
Options expired	(39,105)	6.21
Outstanding — Balance at June 30, 2022	2,283,649	$3.54	$31,230
Vested and expected to vest — June 30, 2022	2,011,343	$3.82	$24,452
Exercisable — June 30, 2022	862,726	$6.76	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by our Board of Directors for each of the respective periods. The intrinsic value of options exercised was $0 for both quarters ended June 30, 2022 and 2021.

As of June 30, 2022, there was $1.4 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.8 years.

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

The fair value of stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (years)	6.85	6.84	6.61	6.37
Expected volatility	123%	122%	122%	122%
Risk-free interest rate	2.85%	1.06%	2.48%	0.81%
Dividend yield	—	—	—	—

The Company recognized $323,000 and $583,000 of compensation expense for stock options awards for the three and six months ended June 30, 2022, respectively. The Company recognized $356,000 and $681,000 of compensation expense for stock options awards for the three and six months ended June 30, 2021, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of June 30, 2022, the number of shares of common stock reserved for future issuance under the ESPP is 128,914. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of June 30, 2022, 54,928 shares had been issued under the ESPP. The Company recorded $1,000 and $2,000 of ESPP related compensation expense for the three and six months ended June 30, 2022, respectively. The Company recorded $8,000 and $13,000 of ESPP related compensation expense for the three and six months ended June 30, 2021, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three and six months ended June 30, 2022, and was -0.01% for each of the three and six months ended June 30, 2021. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

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

During the six months ended June 30, 2022, there were no material changes to the Company’s uncertain tax positions.

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

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During the third quarter of 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During the fourth quarter of 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As of June 30, 2022, the Company continues to pursue a total of two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the condensed consolidated balance sheet as an other noncurrent liability.

Contingent Liability Related to the ISI Acquisition

In August 2020, the Company acquired by merger ISI. A portion of the purchase price consideration for the acquisition in the amount of $280,000 will be recognized in two annual installments, each of up to 132,626 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022. The contingent consideration was measured and recorded at fair value. As a result of a remeasurement of the contingent consideration, we recorded a decrease to the related liability of $31,000 and $140,000 during the quarters ended March 31, 2022 and 2021, respectively. During the quarter ended June 30, 2022, the remaining contingent liability of $39,000 was written-down to $0 as the probability of achievement of the 2022 revenue milestone is remote.

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

16. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the three and six months ended June 30, 2022 and 2021, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	2,283,649	1,711,145	2,283,649	1,711,145
Warrants to purchase common stock	11,350,011	11,540,011	11,350,011	11,540,011
Total	13,633,660	13,251,156	13,633,660	13,251,156

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $83,000 and $64,000 as of June 30, 2022 and December 31, 2021, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

During the six months ended June 30, 2021, the Company leased land on the island of Molokai, Hawaii from an entity owned by Kevin Comcowich, the Chair of the Company’s Board of Directors, and his wife. The Company used to grow hemp on this land to support the operations of its joint venture Archipelago Ventures Hawaii, until the expiration of the lease in February 2022. The original lease was executed in February 2019, covered 10 acres of land, had a term of two years and provided for rent payments of $1,200 per acre per year. In March and April 2020, the Company entered into two lease amendments for two additional 10-acre parcels and two additional 15-acre parcels, at the same lease rate of $1,200 per acre per year, and with a term of two years. The Company made lease payments in the amount of $0 for each of the three and six months ended June 30, 2022, and made lease payments in the amount of $6,000 and $42,000 during the three and six months ended June 30, 2021, respectively.

18. Subsequent Events

Saavy Naturals™

On July 8, 2022, the Company entered an agreement to license Saavy Naturals™ to Radiance Beauty & Wellness, Inc. Please refer to a discussion of the agreement in Note 6.

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

Overview

We are a producer and marketer of innovative, plant-based health and wellness products. Our history as a leader in science-based approaches to developing high value crop improvements, primarily in wheat, designed to enhance farm economics by improving the performance of crops in the field, as well as their value as food ingredients, health and wellness products, and their viability for industrial applications, has laid the foundation for our path forward. We have used non-genetically modified (“non-GMO”) advanced breeding techniques to develop these proprietary innovations which we are now commercializing through the sales of seed and grain, food ingredients and products, hemp extracts, trait licensing and royalty agreements. The acquisition of the assets of Lief Holdings, LLC (“Lief”), EKO Holdings, LLC (“EKO”) and Live Zola, LLC (“Zola”) added bath and body care products, CBD consumer products, as well as coconut water, to our portfolio of products.

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

Arcadia Wellness, LLC

In May 2021, our wholly-owned subsidiary Arcadia Wellness, LLC, acquired the assets of Eko, Lief, and Zola. We intend for Arcadia Wellness, LLC, to house all of Arcadia Biosciences consumer goods businesses, including core brands GoodWheat, Zola Coconut Water and ProVault Topical Pain Relief, as well as non-core brand SoulSpring Body Care. The core brands will be the focus for investment and expansion.

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

In June 2022, we launched our GoodWheat pasta available in five varieties including penne, spaghetti, fettuccine, elbows and rotini, in select retailers nationwide. Our pasta products utilizes our GoodWheat grain as the sole ingredient, providing 4X the fiber of traditional pasta and 9g protein per serving without sacrificing taste. In fact, our research shows taste parity to leading pasta brands, which is unique in the growing better-for-you pasta segment. In addition, GoodWheat is the only better-for-you pasta brand made from one simple ingredient, matching consumers’ preference for cleaner labels. Additional categories of products are slated for launch in 2023.

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

Product revenues

Our product revenues consist primarily of sales of Arcadia Wellness products, GoodWheat grain and pasta, and GLA products. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. Our revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

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

Research and development expenses ("R&D")

Research and development expenses consist of costs incurred in the development and testing of our products and other products in development incorporating our traits. These expenses currently consist primarily of fees paid to product formulation consultants and are expensed as incurred. Additionally, we are required from time to time to make certain milestone payments in connection with the development of technologies in-licensed from third parties. Our research and development expenses may fluctuate from period to period.

Gain on sale of Verdeca

The gain on sale of Verdeca is the gain recognized for the sale our membership interests in the Verdeca joint venture to our partner Bioceres in November 2020.

Impairment of intangible assets

Impairments of intangible assets are recorded when the fair value of intangible assets drops below its carrying amount. See Note 7 to the Condensed Consolidated Financial Statements.

Change in fair value of contingent consideration

Change in the fair value of contingent consideration is comprised of the fair value remeasurement of the liabilities associated with our contingent consideration. See Note 15 to the Condensed Consolidated Financial Statements.

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

Income Tax Provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2022 and December 31, 2021. We consider all available evidence, both positive and negative, including but not limited to: earnings history, projected future outcomes, industry and market trends, and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
	(In thousands except percentage)
Revenues:
Product	$2,946	$1,379	$1,567	114%
Royalty	50	26	24	92%
License	862	—	862	100%
Total revenues	3,858	1,405	2,453	175%
Operating expenses (income):
Cost of revenues	3,447	1,587	1,860	117%
Research and development	359	1,131	(772)	(68)%
Gain on sale of Verdeca	(1,138)	—	(1,138)	(100)%
Impairment of intangible assets	72	—	72	100%
Change in fair value of contingent consideration	(39)	—	(39)	(100)%
Impairment of property and equipment	346	—	346	100%
Gain on sale of property and equipment	(58)	—	(58)	(100)%
Selling, general and administrative	4,652	6,370	(1,718)	(27)%
Total operating expenses	7,641	9,088	(1,447)	(16)%
Loss from operations	(3,783)	(7,683)	3,900	51%
Interest income (expense)	30	(1)	31	(3100)%
Other (expense) income, net	(44)	2,759	(2,803)	(102)%
Change in fair value of common stock warrant liabilities	—	(498)	498	(100)%
Net loss before income taxes	(3,797)	(5,422)	1,625	(30)%
Income tax provision	—	—	—	0%
Net loss	(3,797)	(5,422)	1,625	(30)%
Net loss attributable to non-controlling interest	(20)	(161)	141	(88)%
Net loss attributable to common stockholders	$(3,777)	$(5,261)	$1,484	(28)%

Revenues

Product revenues accounted for 76% and 98% of our total revenues during the three months ended June 30, 2022 and 2021, respectively. The $1.6 million, or 114%, increase in product revenues for the three months ended June 30, 2022 compared to the same period in 2021 was primarily driven by sales of Zola coconut water and body care products.

Royalty revenues accounted for 1% and 2% of our total revenues during the three months ended June 30, 2022 and 2021, respectively. The $50,000 of royalty revenues for the three months ended June 30, 2022 represents the proportionate share of contracted minimum annual royalty fees.

License revenue accounted for 23% of our total revenue during the three months ended June 30, 2022 related to the Verdeca-Bioceres licensing agreement discussed below.

Cost of revenues

Cost of revenues increased by $1.9 million, or 117%, during the three months ended June 30, 2022 compared to the same period in 2021. The increase is mainly due to the cost of revenues related to the Arcadia Wellness products, in addition to higher inventory write-downs, which amounted to $1.0 million during the three months ended June 30, 2022 as compared to inventory write-downs of

$720,000 during the three months ended June 30, 2021. Gross profit, calculated as total revenues less cost of revenues, was $411,000 during the three months ended June 30, 2022 compared to gross loss of $182,000 during the three months ended June 30, 2021. The increase in the gross profit was attributable to the higher revenues offset by cost of revenues including inventory write-downs during the three months ended June 30, 2022.

Research and development

Research and development expenses decreased by $772,000, or 68%, during the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily driven by the Company's recent focus on commercialization, which has led to lower employee-related expenses, and related activity costs as we right-sized our research teams, partially offset by $145,000 of inventory written-off to R&D during the three months ended June 30, 2022.

Gain on sale of Verdeca

In February 2012, we partnered with Bioceres to form Verdeca, which we equally owned. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies. In November 2020, Arcadia sold its membership interest in Verdeca to Bioceres in a transaction in which Arcadia received cash, shares of Bioceres stock and a royalty stream of up to $10.0 million on sales of Haab 4 ("HB4") soybean. An additional $2.0 million in cash is to be paid upon achievement by Verdeca reaching commercial plantings of at least 200,000 hectares of HB4 or China approving the HB4 soybean trait for “food and feed”. During the three months ended June 30, 2022, we recognized a gain on sale of Verdeca of $1.1 million related to the regulatory approval of the HB4 soybeans.

Impairment of intangible assets

During the three months ended June 30, 2022, we recognized $72,000 of impairments of intangible assets related to the Radiance Beauty licensing agreement. No impairment of intangible assets was recognized during the three months ended June 30, 2021.

Change in fair value of contingent consideration

The change in fair value of contingent consideration during the three months ended June 30, 2022 was related to the Industrial Seed Innovations ("ISI") contingent consideration remeasurement that resulted in a decrease of the liability in the amount of $39,000. See Note 15 to the Condensed Consolidated Financial Statements. No change in fair value of contingent consideration was recognized during the three months ended June 30, 2021.

Impairment of property and equipment

During the three months ended June 30, 2022, we recognized $320,000 of impairments of property and equipment related to the Radiance Beauty licensing agreement and recorded additional impairments of $26,000 related to other property and equipment. No impairment of property and equipment was recognized during the three months ended June 30, 2021.

Gain on sale of property and equipment

During the three months ended June 30, 2022, we sold some of our property and equipment related to our Davis laboratory for net proceeds exceeding book value by $58,000. No gain on sale of property and equipment was recognized during the three months ended June 30, 2021.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $1.7 million, or 27%, during the three months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily driven by lower salaries, lease expense and consulting fees. Selling, general, and administrative expenses during the three months ended June 30, 2021 included $850,000 of investment banker success fees, legal diligence and transaction fees associated with the Arcadia Wellness acquisition.

Change in the estimated fair value of common stock warrant liabilities

As a result of the adoption of ASU 2020-06, no change in the estimated fair value of common stock warrant liabilities was recorded during the three months ended June 30, 2022. See Note 2 to the Condensed Consolidated Financial Statements. Change in the estimated fair value of common stock warrant liabilities resulted in a loss of $498,000 during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
	(In thousands except percentage)
Revenues:
Product	$6,116	$2,183	$3,933	180%
Royalty	100	51	49	96%
License	862	—	862	100%
Total revenues	7,078	2,234	4,844	217%
Operating expenses (income):
Cost of revenues	6,906	2,443	4,463	183%
Research and development	754	2,290	(1,536)	(67)%
Gain on sale of Verdeca	(1,138)	—	(1,138)	(100)%
Impairment of intangible assets	72	—	72	100%
Change in fair value of contingent consideration	(70)	(140)	70	(50)%
Impairment of property and equipment	346	210	136	65%
Gain on sale of property and equipment	(386)	—	(386)	(100)%
Selling, general and administrative	9,000	10,439	(1,439)	(14)%
Total operating expenses	15,484	15,243	241	2%
Loss from operations	(8,406)	(13,009)	4,603	(35)%
Interest income (expense)	29	(8)	37	(463)%
Other (expense) income, net	(3)	10,222	(10,225)	(100)%
Change in fair value of common stock warrant liabilities	—	(176)	176	(100)%
Issuance and offering costs	(27)	(769)	742	(96)%
Net loss before income taxes	(8,407)	(3,740)	(4,667)	125%
Income tax provision	—	—	—	0%
Net loss	(8,407)	(3,740)	(4,667)	125%
Net loss attributable to non-controlling interest	(142)	(538)	396	(74)%
Net loss attributable to common stockholders	$(8,265)	$(3,202)	$(5,063)	158%

Revenues

Product revenues accounted for 86% and 98% of our total revenues during the six months ended June 30, 2022 and 2021, respectively. The $3.9 million, or 180%, increase in product revenues during the six months ended June 30, 2022 compared to the same period in 2021 was primarily driven by sales of the Zola coconut water and body care products, along with $1.7 million of GoodWheat grain and pasta inventory sales.

Royalty revenues accounted for 1% and 2% of our total revenues during the six months ended June 30, 2022 and 2021, respectively. The $100,000 of royalty revenues for the six months ended June 30, 2022 represents the proportionate share of contracted minimum annual royalty fees.

License revenue accounted for 13% of our total revenue during the six months ended June 30, 2022 related to the Verdeca-Bioceres licensing agreement discussed below.

Cost of revenues

Cost of revenues increased by $4.5 million, or 183%, during the six months ended June 30, 2022 compared to the same period in 2021. The increase is mainly due to the cost of revenues related to the Arcadia Wellness products and the GoodWheat grain and pasta inventory sales, in addition to higher inventory write-downs, which amounted to $1.4 million during the six months ended June 30, 2022 as compared to inventory write-downs of $880,000 during the six months ended June 30, 2021. Gross profit, calculated as total revenues less cost of revenues, was $172,000 during the six months ended June 30, 2022 compared to gross loss of $209,000 during the six months ended June 30, 2021. The increase in the gross profit was attributable to higher revenues offset by cost of revenues including inventory write-downs during the six months ended June 30, 2022.

Research and development

Research and development expenses decreased by $1.5 million or 67%, during the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily driven by the Company's recent focus on commercialization, which has led to lower employee-related expenses, and related activity costs as we right-sized our research teams, partially offset by $145,000 of inventory written-off to R&D during the six months ended June 30, 2022.

Gain on sale of Verdeca

In February 2012, we partnered with Bioceres to form Verdeca, which we equally owned. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies. In November 2020, Arcadia sold its membership interest in Verdeca to Bioceres in a transaction in which Arcadia received cash, shares of Bioceres stock and a royalty stream of up to $10.0 million on sales of Haab 4 ("HB4") soybean. An additional $2.0 million in cash is to be paid upon achievement by Verdeca reaching commercial plantings of at least 200,000 hectares of HB4 or China approving the HB4 soybean trait for “food and feed”. During the six months ended June 30, 2022, we recognized a gain on sale of Verdeca of $1.1 million related to the regulatory approval of the HB4 soybeans.

Impairment of intangible assets

During the six months ended June 30, 2022, we recognized $72,000 of impairments of intangible assets related to the Radiance Beauty licensing agreement. No impairment of intangible assets was recognized during the six months ended June 30, 2021.

Change in fair value of contingent consideration

The Industrial Seed Innovations contingent consideration remeasurement resulted in a decrease of the liability in the amount of $70,000 and $140,000 during the six months ended June 30, 2022 and 2021, respectively. See Note 15 to the Condensed Consolidated Financial Statements.

Impairment of property and equipment

During the six months ended June 30, 2022, we recognized $320,000 of impairments of property and equipment related to the Radiance Beauty licensing agreement and recorded additional impairments of $26,000 related to other property and equipment. During the six months ended June 30, 2021, we recognized $210,000 of impairments of Archipelago property and equipment related to CBD processing.

Gain on sale of property and equipment

During the six months ended June 30, 2022, we sold some property and equipment related to the Davis laboratory and Archipelago for net proceeds exceeding book value by $386,000. No gain on sale of property and equipment was recognized during the six months ended June 30, 2021.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $1.4 million, or 14%, during the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily driven by lower salaries, lease expense and consulting fees. Selling, general, and administrative expenses during the six months ended June 30, 2021 included $850,000 of investment banker success fees, legal diligence and transaction fees associated with the Arcadia Wellness acquisition.

Change in the Estimated Fair Value of Common Stock Warrant Liabilities

As a result of the adoption of ASU 2020-06, no change in the estimated fair value of common stock warrant liabilities was recorded during the six months ended June 30, 2022. See Note 2 to the Condensed Consolidated Financial Statements. Change in the estimated fair value of common stock warrant liabilities resulted in a loss of $176,000 for the six months ended June 30, 2021.

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

Liquidity, Capital Resources, and Going Concern

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities and debt, as well as proceeds from the sale of our products and payments under license agreements, contract research agreements and government grants. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. As of June 30, 2022, we had cash and cash equivalents of $21.2 million. For the six months ended June 30, 2022, the Company had a net loss of $8.4 million and net cash used in operations of $8.3 million. For the twelve months ended December 31, 2021, the Company had net losses of $16.1 million and net cash used in operations of $25.9 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(8,250)	$(10,940)
Investing activities	795	16,882
Financing activities	4	21,993
Net (decrease) increase in cash	$(7,451)	$27,934

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2022, was $8.3 million. With respect to our net loss of $8.4 million, non-cash charges including $583,000 of stock-based compensation, $420,000 of lease amortization, $1.5 million of write-downs of inventories, $346,000 of write-downs of property and equipment, $72,000 of write-downs of intangible assets, and $277,000 of depreciation were offset by adjustments in our working capital accounts of $2.2 million, $386,000 of gain on disposal of property and equipment, other non-cash income from the change in fair value of contingent consideration of $70,000, and operating lease payments of $446,000.

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

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2022 consisted of $841,000 of proceeds from sales of property and equipment, partially offset by $46,000 of purchases of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2021 consisted of $21.8 million of proceeds from sales of investments, partially offset by $4.3 million of acquisitions, and $713,000 in purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds from the purchase of ESPP shares of $4,000.

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

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities other than Verdeca, which was disposed of in November 2020.

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

We consider our critical accounting policies and estimates to be revenue recognition, determination of the provision for income taxes, and net realizable value of inventory.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL (and contained in Exhibit 101)

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

Arcadia Biosciences, Inc.

August 11, 2022	By:	/s/ STANLEY E. JACOT, JR.
Stanley E. Jacot, Jr.
President and Chief Executive Officer

August 11, 2022	By:	/s/ PAMELA HALEY
Pamela Haley
Chief Financial Officer