Form 10-K
period 2022-12-31
Arcadia Biosciences, Inc.
filed 2023-03-30
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37383

Arcadia Biosciences, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-0571538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5950 Sherry Lane, Suite 215 Dallas, TX	75225
(Address of principal executive offices)	(Zip Code)

(214) 974-8921

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	RKDA	NASDAQ CAPITAL MARKET

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $21,027,600 (based on the closing price of $40.00 on June 30, 2022 on the NASDAQ Capital Market).

As of March 23, 2023, the registrant had 857,572 shares of common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

INTRODUCTION

“Arcadia,” the “Company,” "management," “we,” “our” and “us” are used interchangeably to refer to Arcadia Biosciences, Inc. and its subsidiaries.

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

TABLE OF CONTENTS FOR FORM 10-K

i

PART I

Item 1. Business.

Overview

We are a producer and marketer of innovative, plant-based food and beverage products. Our history as a leader in science-based approaches to developing high value crop improvements, primarily in wheat, designed to enhance farm economics by improving the performance of crops in the field, as well as their value as food ingredients, has laid the foundation for our path forward. We have used non-genetically modified (“non-GMO”) advanced breeding techniques to develop these proprietary innovations which we are now commercializing through the sales of seed and grain, food ingredients and products, trait licensing and royalty agreements. The acquisition of the assets of Live Zola, LLC (“Zola”) added coconut water to our portfolio of products.

Our commercial strategy is to satisfy consumer nutrition demands with the superior functional benefits our crops deliver directly from the farm, enabling us to share premium economics throughout the ag-food supply chain and to build a world-class estate of high value traits and varieties. The acquisition of the Zola brand allows us to broaden our reach within the beverage sector.

Our Growth Strategy

We believe there are significant opportunities to grow our business by executing the following elements of our strategy:

•
Accelerate the monetization of our GoodWheat™ wheat trait portfolio. Our proprietary intellectual property ("IP") with multiple non-GMO wheat traits have clear functional benefits, and we will continue to build partnerships across the wheat value chain. This will include launching GoodWheat™ into multiple categories where our wheat can provide a compelling point-of-difference at attractive margins. We will continue to acquire, develop and retain the requisite management and industry experience to fully participate in, and control, the route to market for our high value food ingredients.
•
Evaluate acquisitive growth opportunities. We intend to evaluate potential acquisitions that will allow us to bring the GoodWheat value proposition to an existing business. We believe there is a significant opportunity to scale our business faster by purchasing an existing business in a new wheat-based category outside of pasta.
•
Scale Zola through retail expansion. We plan to expand distribution of our Zola coconut water brand through mass market retailers and grocery store chains. Based on our research, consumers prefer the clean, crisp taste of Zola to that of other leading coconut water brands. As a result, we plan to refresh our packaging, launch new innovation and continue to invest in effective brand-building activities.

Arcadia Wellness, LLC

In May 2021, our wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”), acquired the businesses of Eko, Lief, and Zola. The acquisition included consumer CBD brands like Soul Spring™, a CBD-infused botanical therapy brand in the natural category, Saavy Naturals™, a line of natural body care products and ProVault™, a CBD-infused sports performance formula made with natural ingredients, providing effective support and recovery for athletes. Also included in the purchase is Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand. On July 8, 2022, the Company entered into an agreement to license Saavy Naturals™ to Radiance Beauty and Wellness, Inc. ("Radiance Beauty").

Our Product Portfolio

GoodWheat™ Consumer Products

In June 2022, we launched our GoodWheat pasta in five varieties – penne, spaghetti, fettuccine, elbows and rotini – in select retailers nationwide and on Amazon. Our pasta delivers 4 times the fiber of traditional wheat pasta with 9g of protein per serving and no sacrifice on taste. In fact, our research shows that GoodWheat pasta scores at parity on taste with leading wheat pasta competitors and significantly outscores market leading vegetable-based pastas. Made with only our USA farm grown wheat, GoodWheat pasta meets consumers’ preference for clean labels and transparent sourcing. And, in December of 2022, GoodWheat received the American Heart Association’s Heart-Check mark on all of our pasta products. With its high fiber, lower sodium and zero saturated fat, GoodWheat meets the criteria for a heart-healthy pasta and provides consumers with a better-for-you option that delivers superior nutrition with the taste and texture of traditional pasta.

Most Americans suffer from a significant fiber deficiency. Less than 10 percent of women and less than 3 percent of men get enough fiber in their daily diets. The recommended daily value of fiber is 25g for women and children, and 38g for men according to the May 2021 Food and Health Survey by the International Food Information Council. One serving of GoodWheat Pasta gets your fiber closer to your daily need, delivering 8g of fiber, which accounts for 32 percent of the daily value of fiber needs for women and children, and 20 percent for men.

In 2023, we plan to expand the GoodWheat portfolio with the launch of innovative, new wheat-based products in additional categories, offering consumers more options to improve their fiber intake at multiple mealtimes throughout the day.

Zola Coconut Water

Zola is a pure, natural, 100% coconut water with a crisp, clean taste that’s lightly sweet and refreshing. Naturally hydrating and never from concentrate, Zola is Non-GMO Project Verified and only contains 60 calories per serving. In taste tests, Zola beats competitors 2 to 1 and is the best-tasting way to rehydrate, reset and reenergize.

CBD Body Care ProVault Topical Pain Relief

Our portfolio currently consists of two body care brands that both contain CBD. The first brand is ProVault, a muscle and joint pain relief product that is formulated with THC-free CBD isolate along with a proprietary blend of natural ingredients and fast-acting cooling agents. The second brand is SoulSpring, a CBD-infused line of bath and body products that includes nourishing botanicals and minerals.

The market for CBD products has been under pressure primarily due to regulatory uncertainty. Given our strategic focus on food and beverage products, we are currently in the process of exploring strategic alternatives for our body care brands.

GoodWheat™ Wheat Traits

Enhanced Quality Grains

The GoodWheat brand also encompasses our current and future non-GMO wheat portfolio of high fiber Resistant Starch ("RS"), Reduced Gluten ("RG") wheat varieties, and extended shelf life wheat, as well as future wheat innovations. We now hold more than 15 global patents on our high fiber RS wheat, protecting both bread wheat and durum (pasta) wheat. Claims granted recently strengthen our IP for our RS portfolio of products.

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

High Fiber RS Wheat

Our high fiber RS wheat provides a source of wheat with inherently high levels of resistant starch, increasing the total dietary fiber content of food products without the need for fiber additives from other sources. Currently, corn resistant starch is a product in two market segments: dietary fiber additives and modified starch additives. Major growth in these markets is being driven by the convenience health food sector and functional food sector. Flour from our RS wheat lines has resistant starch levels that are 12 to 20 times higher than the control wheat, and total dietary fiber, or TDF, which is more than eight times higher than the control. RS wheat flour has been tested in applications in bread, where loaf quality was comparable to bread made with conventional wheat flour, and pasta, where it had the highest consumer preference rankings in tests carried out by a major consumer products company.

RS wheat bread flour is currently being introduced to North American bakery and consumer packaged goods ("CPG") companies by our partners, Bay State Milling. In markets outside North America, RS wheat is currently being tested in a range of additional bakery, ready-to-eat cereals and pasta products with industrial partners. We have many RS wheat lines that are being evaluated for optimal quality and agronomic characteristics.

RG Wheat

Many consumers are interested in reducing levels of gluten in their diet. Critically, for some, this is due to having Celiac disease ("CD"), an autoimmune disease that impacts many people worldwide with estimates from 1% of the population in Europe to 3.5% in Mexico. Furthermore, non-celiac gluten sensitivity ("NCGS") impacts an estimated additional 6% of the population. Both CD and NCGS are characterized by sensitivity to dietary gluten. The only effective treatment of CD and NCGS requires removal of gluten sources from the diet. Since required adherence to a gluten-free diet is extremely difficult to accomplish for average consumers, efforts to develop alternative approaches are needed.

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

Improved Shelf Life of Whole Grain Flour

The United States Department of Agriculture recommends that “at least one serving of grains per day must be whole grain-rich” due to evidence that a diet containing whole grains provides a multitude of benefits, including lower risk of obesity, cardiovascular disease, and type-2 diabetes. Despite these health benefits, consumption of whole grain products is negatively affected by the bitter and rancid flavors and odors that accumulate in whole wheat flour after milling. Our improved stability and flavor wheat lines greatly reduced the production of rancid and bitter compounds in milled whole grain flour as it progresses through the supply chain. Whole wheat flour from these lines is being tested further for sensory characteristics and improved shelf-life stability. This new trait could help improve the shelf life and flavor profile of whole grain products, thus reducing formulation costs and increasing consumer preference and palatability for whole grains.

Product Development

With our food, beverage and wellness products now entering the market, we are firmly in the commercialization phase of our corporate lifecycle. We are de-emphasizing new trait discovery research and development (“R&D”) and are increasing our focus on food-science innovation to fully leverage the value in our existing superior wheat genetics. We are evolving our organizational capabilities to match this strategy progression to include in-house food formulation and CPG supply chain expertise.

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

As of December 31, 2022, we owned or exclusively controlled 70 issued patents, 38 pending patent applications worldwide, and 6 plant variety protection certificates. These totals reflect the following: (i) with respect to the U.S. territory, we owned 23 and exclusively in-licensed 2 U.S. issued patents, and we owned 6 U.S. patent applications and 6 plant variety protection certificates relating to our plants, trait technologies, and business methods; and (ii) in connection with foreign territories, we owned 26 and exclusively in-licensed 19 foreign issued patents, and owned 32 pending foreign patent applications. As of December 31, 2022, our GoodWheat® portfolio included 12 U.S. issued patents, 6 U.S. patent applications, 1 plant variety certificate, 23 foreign issued patents and 25 foreign patent applications. With respect to all of the foregoing patent and plant protection assets, our exclusive licenses afford us control over the prosecution and maintenance of the licensed patents and patent applications. These numbers do not include in-licensed patents for which we either do not have exclusive rights (such as certain enabling technology licenses), or for which we have exclusive rights only in a limited field of use or do not control prosecution and maintenance of the licensed patents.

As of December 31, 2022, Arcadia Biosciences, Inc. and Arcadia Wellness, LLC had nine and eight registered trademarks in the United States, respectively. We also have eleven registered trademarks in various other countries.

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

Competition

The markets for consumer goods are highly competitive, and we face significant direct and indirect competition in several aspects of our business. We compete with both large, established manufacturers, as well as small, innovative producers of pasta and beverage products. There are several companies working to improve genetics in crops, such as wheat, that may compete with the trait used in our GoodWheat products.

In general, we believe that our competitors generally fall into the following categories:

•
Companies Selling Pasta Products: As we enter the direct to consumer and retail markets with our GoodWheat products, we believe we face significant competition from a variety of consumer-packaged goods companies. Our competitors in the pasta market range from companies like Banza and Ancient Harvest who offer high-nutrition pasta alternatives to large, traditional pasta producers including Barilla and De Cecco.
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

Employees

As of December 31, 2022, we had 30 employees with 17 in management, operations, commercial production, accounting/finance, legal and administration. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

Diversity and Inclusion

At Arcadia, we recognize the immense benefits that a diverse team brings to our organization, including delivering better business outcomes. Our talented people leverage their diverse backgrounds and skills toward a common goal: meeting the needs of the present without compromising the ability of future generations to do the same. This spirit of inclusive collaboration can be felt throughout our Company. Our commitment to diversity begins at the highest levels of our organization, as evidenced by the fact that 43% of our Board of Directors are women. From a management perspective, 63% of our CEO's direct reports are women, racially or ethnically diverse, which we believe sets the right tone and expectation for diversity and inclusion within the Company. More broadly, 59% of our employees are women.

Facilities

Our corporate headquarters are located in Dallas, Texas with additional office space in Davis, California and additional facilities in American Falls, Idaho. We believe that our leased facilities are adequate to meet our current needs and that, if needed, suitable additional or alternative space will be available to accommodate our operations.

Available Information

Our website address is www.arcadiabio.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the Securities and Exchange Commission, or SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The information contained in, or that can be accessed through, our website is not part of this Report.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. For example, outbreaks of epidemic, pandemic, or contagious diseases, such as the COVID-19 pandemic, could disrupt our business. Business disruptions could include disruptions to the productivity of our employees working remotely and restrictions on their travel may hinder their ability to meet with potential customers and close transactions, as well as temporary closures of the facilities of suppliers or contract growers in our supply chain. While we’ve seen signs of improvement, wheat consumer packaged goods companies have been heavily focused on production over R&D evaluation as demand for staples like pasta and flour have increased. In addition, the US financial markets have been negatively impacted by the rise of inflation and interest rates, and in March 2023, the government closure of Silicon Valley Bank, increasing the potential for a local and/or global economic recession that could disrupt our business. A political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

We have incurred significant net losses since our formation in 2002 and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $15.6 million and $16.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $257.9 million. Net cash used in operations was $14.0 million and $25.9 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur losses. Because we have incurred and expect to continue to incur significant costs and expenses for these efforts before we obtain any incremental revenues from the sale of products incorporating our traits, our losses in future periods could be even more significant. In addition, we may find our development and commercialization efforts are more expensive than we anticipate or that they do not generate revenues in the time period we anticipate, which would further increase our losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of our traits, our business, financial condition, operating results, and prospects will suffer.

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

We face significant competition in the markets in which we operate. The markets for pasta and coconut water products are intensely competitive and rapidly changing. In most segments of the seed and agricultural biotechnology market, the number of products available to consumers is steadily increasing as new products are introduced. At the same time, the expiration of patents covering existing products reduces the barriers to entry for competitors. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our traits. In addition, several of our competitors have substantially greater financial, marketing, sales, distribution, research and development, and technical resources than us, and some of our collaborators have more experience in research and development, regulatory matters, manufacturing, and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technologies may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our traits being developed.

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

We rely on third parties, including farmers, to conduct, monitor, support, and oversee field trials and commercial production. As a result, we have less control over the timing and cost of these activities than if we conducted them with our own personnel. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to conduct and complete our trials and commercial production in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our activities or perform as required by our contract or in accordance with regulatory requirements, including maintenance of field trial or production information. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory or other information in a timely manner, fail to adhere to protocols, or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then field trials and commercial production of our products in development may be extended or delayed with additional costs incurred, or our data may be rejected by the United States Department of Agriculture, Food and Drug Administration ("FDA"), the U.S. Environmental Protection Agency or other regulatory agencies. Ultimately, we are responsible for ensuring that each of our field trials and commercial production is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibilities.

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

Federal and state laws and regulations on hemp may address production, monitoring, manufacturing, distribution, and laboratory testing to ensure that that the hemp has a delta-9 tetrahydrocannabinol concentration of not more than 0.3% on a dry weight basis. Federal laws and regulations may also address the transportation or shipment of hemp or hemp products. We may be subject to many different state-based regulations for hemp, all of which could require us to incur substantial costs associated with compliance requirements.

The Drug Enforcement Administration ("DEA") issued an interim final rule to codify statutory amendments to the controlled substances act made by the 2018 farm bill. It is possible that the DEA will make additional changes in a final rule that may have a material impact on our hemp business and our ability to operate.

The FDA has published guidance related to the CBD and hemp-extract business but has not formally released a regulatory framework for the industry. It is possible that the FDA will provide additional guidance or implement future regulations that may have a material impact on our hemp business.

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

Our seed and grain crops are vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are common but difficult to predict. In addition, the crops are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality. Weather conditions, disease or pest infestation could damage the crop in spite of precautions we would normally take to avoid such losses. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and computer data. However, a natural disaster, such as a fire, flood, or earthquake, could cause substantial delays in our operations, damage or destroy our equipment, inventory, or development projects, and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case.

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

Most of the licenses we grant our collaborators to use our proprietary genes in certain crops are exclusive within specified jurisdictions, so long as our collaborators comply with certain diligence requirements. This means that once genes are licensed to a collaborator in a specified crop or crops, we are generally prohibited from licensing those genes to any third party. The limitations imposed by these exclusive licenses could prevent us from expanding our business and increasing our product development initiatives with new collaborators, both of which could adversely affect our business and results of operations.

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

Sales of a substantial number of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2022, there were 616,079 shares of our common stock outstanding, of which approximately 587,028 shares were held by non-affiliates. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

We may also issue common stock or options to purchase shares of our common stock that under our 2015 Omnibus Equity Incentive Plan and our 2015 Employee Stock Purchase Plan. Securities issued under these plans will be registered under a Form S-8 and are freely tradable upon issuance. There were 22,456 options exercisable as of December 31, 2022 at a weighted-average exercise price of $215.20.

Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock since our initial public offering has been and may continue to be volatile. Since shares of our common stock were sold in our initial public offering in May 2015 at a price of $6,400.00 per share, our stock price has ranged from $10.48 to $6,984.00, through December 31, 2022. The market price of our common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond our control and may not be related to our operating performance, including:

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

On September 27, 2022, we received a notice from the Nasdaq Listing Qualifications Department of Nasdaq informing us that because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notice had no immediate effect on the listing or the trading of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the notice letter stated that we had an initial compliance period of 180 calendar days, or until March 27, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.

On March 15, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that as a result of the closing bid price of our common stock having been at $1.00 per share or greater for at least ten consecutive business days, we had regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq’s Marketplace Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market, and the matter was now closed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Dallas, Texas with additional office space in Davis, California and additional facilities in American Falls, Idaho. We believe that our leased facilities are adequate to meet our current needs and that, if needed, suitable additional or alternative space will be available to accommodate our operations.

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

Holders of Record

As of March 23, 2023, we had 40 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during the year ended December 31, 2022, has previously been reported in Current Reports on Form 8-K that we filed during that year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2022.

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

"Arcadia Biosciences,” “GoodWheat,” “GoodHemp,” “Zola coconut water,” “Soul Spring,” “ProVault” and “Saavy Naturals” are our registered trademarks in the United States and, in some cases, in certain other countries. This report may also contain trademarks, service marks, and trade names of other companies. Solely for convenience, the trademarks, service marks and trade names referred to in this report may appear without the ®, TM, or SM symbols, but such references do not constitute a waiver of any rights that might be associated with the respective trademarks, service marks, or trade names.

Overview

We are a producer and marketer of innovative, plant-based food and beverage products. Our history as a leader in science-based approaches to developing high value crop improvements, primarily in wheat, designed to enhance farm economics by improving the performance of crops in the field, as well as their value as food ingredients, has laid the foundation for our path forward. We have used non-genetically modified advanced breeding techniques to develop these proprietary innovations which we are now commercializing through the sales of seed and grain, food ingredients and products, trait licensing and royalty agreements. The acquisition of the assets of Live Zola, LLC ("Zola") added coconut water to our portfolio of products.

Our commercial strategy is to satisfy consumer nutrition demands with the superior functional benefits our crops deliver directly from the farm, enabling us to share premium economics throughout the ag-food supply chain and to build a world-class estate of high value traits and varieties. The acquisition of the Zola brand allows us to broaden our reach within the beverage sector.

Components of Our Statements of Operations Data

Revenues

The Company derives its revenues from product sales, licensing agreements and royalty fees.

Product revenues

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

Milestone fees are variable consideration that is initially constrained and recognized only when it is probable that such amounts would not be reversed. The Company assesses when achievement of milestones are probable in order to determine the timing of revenue recognition for milestone fees. Milestones typically represent significant stages of development for our traits in a potential commercial product, such as achievement of specific technological targets, completion of field trials, filing with regulatory agencies, completion of the regulatory process, and commercial launch of a product containing our traits. Given the seasonality of agriculture and time required to progress from one milestone to the next, achievement of milestones is inherently uneven, and license revenues are likely to fluctuate significantly from period to period.

Royalty revenues

Royalty revenues consist of amounts earned from the sale of commercial products that incorporate the Company's traits by third parties. Royalty revenues consist of a minimum annual royalty, offset by amounts earned from the sale of products. The Company recognizes the minimum annual royalty on a straight-line basis over the year, and the Company recognizes royalty revenue resulting from the sale of products when the third parties transfer control of the product to their customers, which generally occurs upon shipment. Royalty revenues can fluctuate depending on the timing of shipments of product by the third parties to their customers.

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

Research and development expenses ("R&D")

Research and development expenses consist of costs incurred in the development and testing of the Company's products and other products in development incorporating the Company's traits. These expenses currently consist primarily of fees paid to product formulation consultants and are expensed as incurred. Additionally, the Company is required from time to time to make certain milestone payments in connection with the development of technologies in-licensed from third parties. The Company's research and development expenses may fluctuate from period to period.

Gain on sale of Verdeca

The gain on sale of Verdeca is the gain recognized for the sale our membership interests in the Verdeca joint venture to our partner Bioceres in November 2020.

Loss on sale of Arcadia Spain

The loss on sale of Arcadia Spain is the loss recognized for the sale of the assets of our subsidiary Arcadia Spain. See Note 1 to the consolidated financial statements.

Impairment of intangible assets

Impairments of intangible assets are recorded when the fair value of intangible assets drops below its carrying amount. See Note 2 and 8 to the consolidated financial statements.

Impairment of goodwill

Impairments of goodwill are recorded when the fair value of the reporting unit drops below its carrying amount. See Note 2 to the consolidated financial statements.

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

Interest income (expense)

Interest income consists primarily of interest earned on investments. Interest expense consists primarily of contractual interest on notes payable relating to the purchase of company vehicles.

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

Gain on extinguishment of Paycheck Protection Program ("PPP") loan

The PPP loan amount forgiven has been recorded as gain on extinguishment of PPP loan, as the Company has been legally released from being the primary obligor.

Issuance and offering costs

Issuance and offering costs generally include placement agent, legal, advisory, accounting and filing fees related to financing transactions.

Income tax provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2022 and 2021. We consider all available evidence, both positive and negative, including but not limited to: earnings history, projected future outcomes, industry and market trends, and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(in thousands)
Revenues:
Product	$8,960	$6,587	$2,373	36%
License	879	17	862	5071%
Royalty	117	176	(59)	-34%
Total revenues	9,956	6,780	3,176	47%
Operating expenses (income):
Cost of revenues	9,802	8,708	1,094	13%
Research and development	1,509	3,889	(2,380)	-61%
(Gain) on sale of Verdeca	(1,138)	—	(1,138)	100%
Loss on sale of Arcadia Spain	—	497	(497)	-100%
Impairment of intangible assets	404	3,302	(2,898)	-88%
Impairment of goodwill	—	1,648	(1,648)	-100%
Change in fair value of contingent consideration	(70)	(210)	140	-67%
(Gain) on sale of property and equipment	(314)	—	(314)	100%
Impairment of property and equipment, net	530	1,534	(1,004)	-65%
Selling, general and administrative	18,048	22,938	(4,890)	-21%
Total operating expenses	28,771	42,306	(13,535)	-32%
Loss from operations	(18,815)	(35,526)	16,711	-47%
Interest income (expense)	289	(20)	309	-1545%
Other income, net	33	10,114	(10,081)	-100%
Change in fair value of common stock warrant and option liabilities	3,209	8,946	(5,737)	-64%
Gain on extinguishment of PPP loan	—	1,123	(1,123)	-100%
Issuance and offering costs	(314)	(769)	455	-59%
Net loss before income taxes	(15,598)	(16,132)	534	-3%
Income tax (provision)	(14)	(2)	(12)	600%
Net loss	(15,612)	(16,134)	522	-3%
Net loss attributable to non-controlling interest	(236)	(1,474)	1,238	-84%
Net loss attributable to common stockholders	$(15,376)	$(14,660)	$(716)	5%

Revenues

Product revenues accounted for 90% and 97% of our total revenues in 2022 and 2021, respectively. The $2.4 million, or 36%, increase in product revenues in 2022 compared to 2021 was primarily driven by higher sales of Zola coconut water and body care products, the brands acquired in May 2021.

License revenues accounted for 9% and 0% of our total revenues in 2022 and 2021, respectively. The $0.9 million increase in license revenues in 2022 compared to 2021 is related to the Verdeca-Bioceres licensing agreement discussed in Note 10 to the consolidated financial statements.

Royalty revenues accounted for 1% and 3% of our total revenues in 2022 and 2021, respectively. The $59,000 decrease in royalty revenues in 2022 compared to 2021 represents fewer annual royalty fees earned.

Operating expenses (income)

Cost of revenues

Cost of revenues increased by $1.1 million, or 13%, in 2022 compared to 2021. The increase in cost of revenues is the result of the increase in revenues as well as inventory write-downs of $2.3 million during 2022. Gross profit, calculated as total revenues less cost of revenues, was $154,000 in 2022 compared to gross loss of $1.9 million in 2021. The decrease in gross loss was primarily driven by the increase in product revenues as well as the increase in license revenue related to the Verdeca-Bioceres licensing agreement in 2022.

Research and development

Research and development expenses decreased by $2.4 million, or 61%, in 2022 compared to 2021. The decrease was primarily driven by the Company's recent focus on commercialization, which has led to lower employee-related expenses, and related activity costs as we right-sized our research teams.

Gain on sale of Verdeca

In 2022, we recognized a gain on sale of Verdeca of $1.1 million related to the regulatory approval of the Haab 4 soybeans. See Note 10 to the consolidated financial statements.

Loss on sale of Arcadia Spain

In 2021, we recognized a loss of $497,000 on the sale of Arcadia Spain, our wholly owned subsidiary, which we sold to a European partner. See Note 1 to the consolidated financial statements.

Impairment of intangible assets

Impairment of intangible assets decreased by $2.9 million in 2022 compared to 2021. We recognized impairments of intangible assets of $404,000 and $3.3 million in 2022 and 2021, respectively, primarily as a result of lower margins in our wellness products due to unfavorable product mix and higher freight costs that have a significant impact in the near-term. A volatile economic climate and higher than normal inflation were also contributing factors, in addition to a decline in the hemp seed market forecasted sales. See Note 2 and 8 to the consolidated financial statements.

Impairment of goodwill

We did not recognize any impairment of goodwill in 2022. We recognized an impairment of goodwill in the amount of $1.6 million in 2021 primarily as a result of weakness in the acquired consumer product margins, combined with a volatile economic climate and higher than normal inflation.

Change in fair value of contingent consideration

Change in fair value of contingent consideration in 2022 was a decrease of $70,000 compared to a decrease of $210,000 in 2021 both due to the remeasurement of the Anawah and Industrial Seed Innovations contingent consideration liabilities. See Note 6 and 16 to the consolidated financial statements.

Gain on sale of property and equipment

In 2022, we sold property and equipment related to the Davis laboratory, Archipelago and Body Care for net proceeds exceeding book value by $314,000.

Impairment of property and equipment, net

In 2022, we recognized $530,000 of impairments of property and equipment, of which $320,000 is related to the Radiance Beauty licensing agreement. In 2021, we recognized $1.5 million of impairments of Archipelago property and equipment related to CBD processing.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $4.9 million, or 21%, in 2022 compared to 2021. The decrease was primarily driven by lower salaries, lease expense and consulting fees in 2022.

Interest income (expense)

In 2022, the Company had interest income of $289,000 from investments as compared to interest expense of $20,000 in 2021.

Other income, net

Other income, net, decreased by $10.1 million, or 100%, in 2022 compared to 2021 due to $10.2 million of realized gain from the sale of corporate securities of Bioceres in June 2021. See Note 6 and Note 10 to the consolidated financial statements.

Change in the estimated fair value of common stock warrant and option liabilities

Change in the estimated fair value of common stock warrant and option liabilities decreased by $5.7 million in 2022 compared to 2021. The decrease was driven by the adoption of ASU 2020-06 in January 2022, which resulted in the reclassification of common stock warrants from liability to equity, partially offset by the change in the estimated fair value of the liability classified preferred investment options issued in connection with the August 2022 RDO financing transaction.

Gain on extinguishment of PPP loan

In 2021, we were notified by our lender that the Small Business Administration had forgiven the original PPP loan amount in full, resulting in a $1.1 million gain on the extinguishment of the PPP loan. See Note 18 to the consolidated financial statements.

Issuance and offering costs

In 2022, we recognized $314,000 in issuance and offering costs related to the August 2022 RDO financing transaction. In 2021, we recognized $769,000 in issuance and offering costs related to the January 2021 PIPE financing transaction.

Income tax (provision)

The income tax provision resulted in expense of $14,000 in 2022 as compared to expense of $2,000 in 2021.

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

Liquidity and Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities and debt, as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases for facilities, land and equipment. Refer to Note 17 to the consolidated financial statements for details of our leasing arrangements. As of December 31, 2022, we had cash and cash equivalents of $20.6 million. For the years ended December 31, 2022 and 2021, the Company had net losses of $15.6 million and $16.1 million, respectively, and net cash used in operations of $14.0 million and $25.9 million, respectively.

Going Concern

We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for at least the next 12-18 months from the issuance date of our 2022 financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may seek to raise additional funds through debt or equity financings, if necessary. We may also consider entering into additional partner arrangements. Any sale of additional equity would result in dilution to our stockholders. Our incurrence of debt would result in debt service obligations, and the instruments governing our debt could provide for additional operating and financing covenants that would restrict our operations. If we do require additional funds and are not able to secure adequate additional funding, we may be forced to reduce our spending, extend payment terms with our suppliers, liquidate assets, or suspend or curtail planned product launches. Any of these actions could materially harm our business, results of operations and financial condition.

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated:

	As of December 31,
	2022	2021
Current assets	$25,398	$35,388
Current liabilities	4,209	5,040
Working capital surplus	21,189	30,348

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(13,977)	$(25,868)
Investing activities	1,417	16,608
Financing activities	4,519	21,900
Effects of foreign currency translation on cash and cash equivalents	—	2
Net decrease in cash and cash equivalents	$(8,041)	$12,642

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2022 was $14.0 million. With respect to our net loss of $15.6 million, non-cash charges including $1.1 million of stock-based compensation, $884,000 of lease amortization, $2.5 million of write-downs of inventory, $530,000 of impairment of property and equipment, $314,000 of issuance and offering costs, $404,000 of impairment of intangible assets, $439,000 of depreciation, and $1.0 million adjustments in our working capital accounts were offset by $3.2 million for the change in fair value of common stock warrant and option liabilities, gain on sale of Verdeca of $1.1 million, $314,000 of net gain on disposal of property and equipment, and operating lease payments of $932,000.

Cash used in operating activities for the year ended December 31, 2021 was $25.9 million. With respect to our net loss of $16.1 million, non-cash charges including $1.5 million of stock-based compensation, $1.3 million of lease amortization, $3.6 million of write-downs of inventory, $1.5 million of impairment of property and equipment, $769,000 of issuance and offering costs, $1.6 million of impairment of goodwill, $3.3 million of impairment of intangible assets, and $929,000 of depreciation were offset by $1.7 million adjustments in our working capital accounts, $10.2 million of realized gain on corporate securities, $8.9 million for the change in fair value of common stock warrant liabilities, $210,000 of other non-cash income from the change in fair value of contingent consideration, and $1.3 million of operating lease payments.

Cash flows from investing activities

Cash provided by investing activities for the year ended December 31, 2022 of $1.4 million primarily consisted of $920,000 of proceeds from sales of property and equipment, $569,000 proceeds from sale of Verdeca, partially offset by $72,000 of purchases of property and equipment.

Cash provided by investing activities for the year ended December 31, 2021 of $16.6 million primarily consisted of $21.8 million of proceeds from sales of investments, partially offset by $4.3 million of acquisitions, and $1.0 million in purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2022 of $4.5 million consisted of proceeds from the issuance of common stock relating to the August 2022 RDO financing transaction of $5.0 million gross proceeds and proceeds from the purchase of ESPP shares of $7,000, which were offset by payments of transaction costs related to the August 2022 RDO financing transaction of $488,000.

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

We consider our critical accounting policies and estimates to be revenue recognition, determination of the provision for income taxes, stock-based compensation, impairments of property and equipment, and net realizable value of inventory.

Revenue recognition

We recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. See Note 2 for further detail on each of the below revenue streams.

We generally recognize product revenues once passage of title has occurred, which is generally upon delivery. Shipping and handling costs charged to customers are recorded as revenues and included in cost of revenues at the time the sale is recognized.

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

We recorded stock-based compensation expense related to equity awards of $1.1 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

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

Net realizable value of inventories

Inventory costs are tracked on a lot-identified basis, valued at the lower of cost or net realizable value and are included as cost of revenues when sold. We compare the cost of inventories with market value and write down inventories to net realizable value, if lower. We write down inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels or other factors. Additionally, we provide reserves for excess and slow-moving inventory to its estimated net realizable value. The inventory write-downs are based upon estimates about future demand from our customers and distributors and market conditions. Future events that could significantly influence our judgment and related estimates include conditions in target markets, introduction of new products or changes to current or future competitor products.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcadia Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over GoodWheat inventory valuation included the following, among others:

•
We evaluated the demand forecasts by obtaining documentation to support customer orders, contracts, historical and future sales that corroborate the reasonableness of amount estimated for demand.
•
We evaluated management’s ability to accurately forecast product demand by comparing actual results to management’s historical estimates.
•
We performed corroborative inquiries with the personnel responsible for sales forecasting to evaluate the reasonableness of the product salability and demand forecasts.
•
We assessed whether write-downs of inventory may be understated by examining GoodWheat write-down activity subsequent to December 31, 2022.

/s/ Deloitte & Touche LLP

Tempe, Arizona

March 30, 2023

We have served as the Company's auditor since 2007.

Arcadia Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$20,644	$28,685
Accounts receivable and other receivables, net of allowance for doubtful accounts of $3 and $76 as of December 31, 2022 and 2021, respectively	1,287	1,370
Inventories, net — current	2,571	4,433
Assets held for sale	87	—
Prepaid expenses and other current assets	809	900
Total current assets	25,398	35,388
Property and equipment, net	704	2,291
Right of use assets	1,848	3,081
Inventories, net — noncurrent	767	2,494
Intangible assets, net	40	484
Other noncurrent assets	165	180
Total assets	$28,922	$43,918
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,881	$3,638
Amounts due to related parties	48	64
Operating lease liability — current	1,010	1,074
Other current liabilities	270	264
Total current liabilities	4,209	5,040
Operating lease liability — noncurrent	1,007	2,220
Common stock warrant and option liabilities	806	3,392
Other noncurrent liabilities	2,000	2,070
Total liabilities	8,022	12,722
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 616,079 and 554,609 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	65	63
Additional paid-in capital	278,827	257,515
Accumulated deficit	(257,859)	(226,485)
Total Arcadia Biosciences stockholders’ equity	21,033	31,093
Non-controlling interest	(133)	103
Total stockholders' equity	20,900	31,196
Total liabilities and stockholders’ equity	$28,922	$43,918

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and share data)

	Year Ended December 31,
	2022	2021
Revenues:
Product	$8,960	$6,587
License	879	17
Royalty	117	176
Total revenues	9,956	6,780
Operating expenses (income):
Cost of revenues	9,802	8,708
Research and development	1,509	3,889
(Gain) on sale of Verdeca	(1,138)	—
Loss on sale of Arcadia Spain	—	497
Impairment of intangible assets	404	3,302
Impairment of goodwill	—	1,648
Change in fair value of contingent consideration	(70)	(210)
(Gain) on sale of property and equipment	(314)	—
Impairment of property and equipment, net	530	1,534
Selling, general and administrative	18,048	22,938
Total operating expenses	28,771	42,306
Loss from operations	(18,815)	(35,526)
Interest income (expense)	289	(20)
Other income, net	33	10,114
Change in fair value of common stock warrant and option liabilities	3,209	8,946
Gain on extinguishment of PPP loan	—	1,123
Issuance and offering costs	(314)	(769)
Net loss before income taxes	(15,598)	(16,132)
Income tax (provision)	(14)	(2)
Net loss	(15,612)	(16,134)
Net loss attributable to non-controlling interest	(236)	(1,474)
Net loss attributable to common stockholders	$(15,376)	$(14,660)
Net loss per share attributable to common stockholders:
Basic and diluted	$(25.65)	$(27.56)
Weighted-average number of shares used in per share calculations:
Basic and diluted	599,389	532,016
Other comprehensive loss	—	—
Comprehensive loss attributable to common stockholders	$(15,376)	$(14,660)

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	336,272	$54	$239,496	$(211,825)		$827	28,552
Issuance of shares related to the January 2021 PIPE	196,920	8	15,508	—		—	15,516
Offering costs related to the January 2021 PIPE	—	—	(2,084)	—		—	(2,084)
Issuance of placement agent warrants related to issuance of January 2021 PIPE	—	—	942	—		—	942
Issuance of shares at closing of Arcadia Wellness acquisition	20,686	1	2,052	—		—	2,053
Issuance of shares related to exercise of Service and Performance Warrants	350	—	22	—		—	22
Issuance of shares related to employee stock purchase plan	381	—	38	—		—	38
Stock-based compensation	—	—	1,541	—		—	1,541
Non-controlling interest contributions	—	—	—	—		750	750
Net loss	—	—	—	(14,660)		(1,474)	(16,134)
Balance at December 31, 2021	554,609	$63	$257,515	$(226,485)	$—	$103	$31,196
Reclassification upon adoption of ASU 2020-06	—	—	19,390	(15,998)		—	3,392
Issuance of shares related to August 2022 Offering	61,250	2	1,174	—		—	1,176
Offering costs related to August 2022 Offering	—	—	(365)	—		—	(365)
Issuance of shares related to employee stock purchase plan	220	—	7	—		—	7
Stock-based compensation	—	—	1,106	—		—	1,106
Net loss	—	—	—	(15,376)		(236)	(15,612)
Balance at December 31, 2022	616,079	$65	$278,827	$(257,859)		$(133)	$20,900

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,612)	$(16,134)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(3,209)	(8,946)
Change in fair value of contingent consideration	(70)	(210)
Issuance and offering costs	314	769
Depreciation	439	929
Amortization of intangible assets	40	116
Lease amortization	884	1,276
Impairment of intangible assets	404	3,302
Impairment of goodwill	—	1,648
(Gain) Loss on disposal of equipment	(314)	23
Loss on disposal of intangible assets	—	222
Stock-based compensation	1,106	1,541
Bad debt expense	60	76
Gain on sale of Verdeca	(1,138)	—
Realized gain on corporate securities	—	(10,221)
Write-down of inventories	2,471	3,593
Gain on extinguishment of PPP loan	—	(1,123)
Impairment of property and equipment	530	1,534
Changes in operating assets and liabilities:
Accounts receivable and other receivables	592	(40)
Inventories	1,118	(2,383)
Prepaid expenses and other current assets	91	56
Other noncurrent assets	16	(158)
Accounts payable and accrued expenses	(757)	(372)
Amounts due to related parties	(16)	(16)
Unearned revenue	0	(8)
Other current liabilities	6	1
Operating lease payments	(932)	(1,343)
Net cash used in operating activities	(13,977)	(25,868)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	920	19
Proceeds from sale of Verdeca — earn-out received	569	—
Purchases of property and equipment	(72)	(1,007)
Acquisitions, net of cash acquired	—	(4,250)
Proceeds from sales and maturities of investments	—	21,846
Net cash provided by investing activities	1,417	16,608
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, pre-funded warrants and preferred investment options from August 2022 Offering	5,000	—
Payments of offering costs relating to August 2022 Offering	(488)	—
Proceeds from issuance of common stock and warrants from January 2021 PIPE securities purchase agreement	—	25,147
Payments of offering costs relating to January 2021 PIPE securities purchase agreement	—	(1,912)
Principal payments on notes payable	—	(2,146)
Proceeds from exercise of warrants	—	22
Proceeds from exercise of stock options and purchases through ESPP	7	39
Capital contributions received from non-controlling interest	—	750
Net cash provided by financing activities	4,519	21,900
Effects of foreign currency translation on cash and cash equivalents	—	2
Net increase (decrease) in cash and cash equivalents	(8,041)	12,642
Cash and cash equivalents — beginning of period	28,685	16,043
Cash and cash equivalents — end of period	$20,644	$28,685

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$25
Cash paid for taxes	$—	$1
NONCASH TRANSACTIONS:
Fair value of shares of common stock issued at closing of Arcadia Wellness transaction	$—	$2,053
Common stock warrant liabilities reclassified to equity upon adoption of ASU 2020-06	$3,392	$—
Common stock options issued to placement agent and included in offering costs related to August 2022 RDO securities purchase agreement	$191	$—
Common stock warrants issued to placement agent and included in offering costs related to January 2021 PIPE securities purchase agreement	$—	$942
Right of use assets obtained in exchange for new operating lease liabilities	$114	$1,664
Proceeds from sale of property and equipment in accounts receivable and other receivables	$19	$—
Proceeds from sale of Verdeca in accounts receivable and other receivables	$569	$—

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Organization

Arcadia Biosciences, Inc. (the "Company," "Arcadia" or "management"), was incorporated in Arizona in 2002 and maintains its headquarters in Dallas, Texas, with additional office space in Davis, California, and additional facilities in American Falls, Idaho. The Company was reincorporated in Delaware in March 2015.

The Company is a producer and marketer of innovative, plant-based food and beverage products. Its history as a leader in science-based approaches to developing high-value crop improvements, as well as nutritionally enhanced food ingredients, has laid the foundation for its path forward. The Company used advanced breeding techniques to develop these proprietary innovations which are now being commercialized through the sales of seed and grain, as well as food ingredients and products. The acquisition of the assets of Live Zola, LLC (“Zola”) added coconut water to the Company's portfolio of products.

In May 2021, the Company’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”, see Note 7), acquired the businesses of Eko, Lief, and Zola. The acquisition included consumer CBD brands like Soul Spring™, a CBD-infused botanical therapy brand in the natural category, Saavy Naturals™, a line of natural body care products and ProVault™, a CBD-infused sports performance formula made with natural ingredients, providing effective support and recovery for athletes. Also included in the purchase was Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand. On July 8, 2022, the Company entered into an agreement to license Saavy Naturals™ to Radiance Beauty and Wellness, Inc. ("Radiance Beauty"). See Note 7 for a discussion of the licensing agreement.

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

In August 2019, the Company entered into a joint venture agreement with Legacy Ventures Hawaii, LLC (“Legacy,” see Note 9) to grow, extract, and sell hemp products. The partnership Archipelago Ventures Hawaii, LLC (“Archipelago”), combines the Company’s extensive genetic expertise and resources with Legacy’s experience in hemp extraction and sales. In October 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to regulatory challenges and a saturated hemp market. As a result, the Company recorded impairments of property and equipment in the amount of $160,000 and $1.4 million for the years ended December 31, 2022, and 2021, respectively. The Company assessed Archipelago’s fixed assets for impairment through an asset recoverability test, using prices for similar assets. See Note 5.

Reverse Stock Split

In February 2023, the Company’s board of directors approved a reverse split of 40:1 on the Company’s issued and outstanding common stock. On February 15, 2023, the Company’s stockholders approved the certificate of amendment, which the Company filed on February 27, 2023 with the Secretary of State of Delaware to effect the reverse split on March 1, 2023. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the consolidated financial statement have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Liquidity, Capital Resources, and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of December 31, 2022, the Company had an accumulated deficit of $257.9 million, and cash and cash equivalents of $20.6 million. For the years ended December 31, 2022 and 2021, the Company had net losses of $15.6 million and $16.1 million, respectively, and net cash used in operations of $14.0 million and $25.9 million, respectively. The Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12-18 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Arcadia Wellness and Archipelago. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP (“GAAP”), and with the rules of the Securities and Exchange Commission.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates Archipelago in the consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $236,000 and $1.5 million is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the years ended December 31, 2022 and 2021, respectively. The non-controlling partner’s equity interests are presented as non-controlling interests on the consolidated balance sheets as of December 31, 2022 and 2021.

The functional currency of the foreign subsidiary Arcadia Spain during the year ended December 31, 2021, was its local currency (i.e., the Euro). Accordingly, period-end exchange rates were applied to translate its assets and liabilities and average transaction exchange rates to translate its revenues, expenses, gains, and losses into U.S. dollars. Upon disposal of all of the assets and liabilities related to Arcadia Spain, the Company deconsolidated the accounts of the subsidiary as of November 30, 2021, and recorded a loss on the sale in the amount of $497,000 during the year ended December 31, 2021.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto. Significant estimates and assumptions made by management included the determination of the provision for income taxes, stock-based compensation, impairments of long-lived assets such as intangible assets and goodwill, impairment of property and equipment, net realizable value of inventory, and contingent liabilities. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers any liquid investment with a stated maturity of three months or less at the date of purchase to be a cash equivalent. Cash and cash equivalents consist of cash on deposit with banks and money-market funds. The Company limits cash investments to financial institutions with high credit standings; therefore, management believes that there is no significant exposure to any credit risk in the Company’s cash and cash equivalents. However, as of December 31, 2022 and 2021, a portion of the Company’s cash in depository accounts is in excess of the federal deposit insurance limits.

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

Other-than-temporary impairments on investments

The Company regularly reviews each of its investments for impairment by determining if the investment has sustained an other-than-temporary decline in its value, in which case the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the investment in relation to its cost basis, (ii) the financial condition of the investment, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery of the market value of the investment. As of December 31, 2022 and 2021, there was no impairment of the Company’s investments.

Accounts receivable and other receivables

Accounts receivable represents amounts owed to the Company from product sales, licenses, and royalties. Other receivables represent amounts owed to the Company for miscellaneous non-trade activities including the sale of property and equipment. The carrying value of the Company’s receivables represents estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is recorded accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company had $3,000 and $76,000 amounts reserved for doubtful accounts at December 31, 2022 and 2021, respectively, and the allowance activity during the year ended December 31, 2022, was immaterial.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

GoodWheat: Proprietary wheat plants are grown, producing seed and grain with a variety of improved nutritional qualities, including high levels of amylose, improved shelf life, and reduced gluten. The seed is used for subsequent plantings and the grain is either sold or used as an ingredient in the production of food products, which the Company refers to collectively as GoodWheat products. Amounts inventoried consist primarily of fees paid to contracted cooperators to grow the crops, costs to process harvested seed and grain, and costs to mill the grain into flour.

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

The inventories—current line item on the balance sheet represents inventory forecasted to be sold or used in production in the next 12 months, as of the balance sheet date, and consists primarily of the cost of GoodWheat grain, Zola Coconut water, and GoodHemp seeds. The inventories—noncurrent line item on the balance sheet represents inventory expected to be used in production or sold beyond the next 12 months, as of the balance sheet date, and consists primarily of GoodWheat seed and grain.

Raw materials inventories consist primarily of GoodWheat seeds and in-transit Zola Coconut Water. Finished goods inventories consist primarily of GoodWheat grain, Zola Coconut Water, and GoodHemp seeds that are available for sale.

Property and equipment

Property and equipment acquisitions are recorded at cost. Provisions for depreciation are calculated using the straight-line method over the following average estimated useful lives of the assets:

	Years
Laboratory equipment	5
Software and computer equipment	3
Machinery and equipment	2-20
Furniture and fixtures	7
Vehicles	5
Leasehold improvements	2-10	*

*Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the remaining life of the lease.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

Intangible assets, net

During the years ended December 31, 2022 and 2021, there were $404,000 and $3.3 million, respectively of impairment of intangible assets, recorded on the consolidated statements of operations and comprehensive loss. See Note 8 for more information.

Goodwill

No goodwill impairment charges were recorded during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recorded an impairment charge of $1.6 million, which was included as impairment of goodwill on our consolidated statements of operations and comprehensive loss. The impairment charge was primarily the result of weakness in our newly acquired consumer product margins combined with a volatile economic climate and higher than normal inflation. The decline in the stock price observed during the fourth quarter of 2021, pushed our market capitalization significantly below the recorded value of our stockholders' equity.

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

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of December 31,
	2022	2021
Customer B	—	11
Customer D	—	15
Customer E	—	11
Customer A	57	—

Customers representing greater than 10% of total revenues were as follows (in percentages):

	For Year Ended December 31,
	2022	2021
Customer D	—	11
Customer B	—	10
Customer F	13	—

Stock-based compensation

The Company recognizes compensation expense related to its employee stock purchase plan and the cost of stock-based compensation awards on a straight-line basis over the requisite service period, net of estimated forfeitures. Judgment is required in estimating the amount of stock-based awards that will be forfeited prior to vesting. Compensation expense could be revised in subsequent periods if actual forfeitures differ from those estimates. The Company has selected the Black-Scholes option-pricing model and various inputs to estimate the fair value of its stock-based awards. See Note 15 for additional information. Amounts recognized in the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$75	$98
Selling, general and administrative	1,031	1,443
Total stock-based compensation	$1,106	$1,541

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

Revenue recognition

The Company derives its revenues from product sales, licensing agreements and royalty fees.

Product revenues

Product revenues consist primarily of sales of Arcadia Wellness products, GoodWheat grain and pasta, and GLA products. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. The Company's revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

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

Royalty revenues

Royalty revenues consist of amounts earned from the sale of commercial products that incorporate the Company's traits by third parties. Royalty revenues consist of a minimum annual royalty, offset by amounts earned from the sale of products. The Company recognizes the minimum annual royalty on a straight-line basis over the year, and the Company recognizes royalty revenue resulting from the sale of products when the third parties transfer control of the

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

product to their customers, which generally occurs upon shipment. Royalty revenues can fluctuate depending on the timing of shipments of product by the third parties to their customers.

Unearned revenue

The Company defers revenue to the extent that cash received in conjunction with a license agreement is not yet earned in accordance with the Company policies.

Cost of revenues

Cost of revenues relates to the sale of Arcadia Wellness, GoodWheat, and GLA products and consists of the cost of raw materials, including internal and third-party services costs related to procuring, processing, formulating, packaging and shipping our products, as well as in-licensing and royalty fees, any adjustments or write-downs to inventory or prepaid production costs.

Research and development expenses

Research and development expenses consist of costs incurred in the development and testing of the Company's products and other products in development incorporating the Company's traits. These expenses currently consist primarily of fees paid to product formulation consultants and are expensed as incurred. Additionally, the Company is required from time to time to make certain milestone payments in connection with the development of technologies in-licensed from third parties. The Company's research and development expenses may fluctuate from period to period.

Change in fair value of contingent consideration

Change in the fair value of contingent consideration is comprised of the gain associated with the reduction of the contingent liability. See Note 6 and Note 16.

Change in the estimated fair value of common stock warrant and option liabilities

Change in the estimated fair value of common stock warrant and option liabilities is comprised of the fair value remeasurement of liability classified common stock warrants and options. See Note 14.

Note 3. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Additionally, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 in April 2019 and ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) — Targeted Transition Relief in May 2019. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. In November 2019, the FASB issued ASU No. 2019-10, which defers the effective date of ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 on January 1, 2023 with an immaterial impact on the Company’s disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The FASB Board is issuing this Update to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for public business entities that meet the

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The amendments in this Update are effective for public business entities that meet the definition of a smaller reporting company, as defined by the SEC, for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company early adopted ASU No. 2020-06 on January 1, 2022, using the modified retrospective method. Prior to the adoption of ASU No. 2020-06, the Company had liability classified awards due to the existence of certain contingent cash payment feature. Upon adoption, these clauses no longer preclude equity classification. Under the modified retrospective method, the historical mark-to-market adjustments related to outstanding awards were reversed through retained earnings and the original carrying value of the awards were reclassified to additional paid-in capital. Adoption of the new standard resulted in an increase to accumulated deficit of $16.0 million, an increase to additional paid-in capital of $19.4 million, and a decrease to common stock warrant liabilities of $3.4 million, on the consolidated balance sheets.

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

Note 4. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded write-downs of wheat, hemp seed and CBD oil inventories, as well as body care products of $2.5 million for the year ended December 31, 2022. Of inventory write-downs during the year ended December 31, 2022, $394,000 was related to the Radiance Beauty licensing agreement discussed in Note 7. The Company recorded write-downs of wheat inventories, hemp seed inventories, and body care products of $3.6 million for the year ended December 31, 2021. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$610	$1,851
Goods in process	—	842
Finished goods	2,728	4,234
Inventories	$3,338	$6,927

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2022	2021
Laboratory equipment	$679	$2,659
Software and computer equipment	407	548
Machinery and equipment	450	1,809
Furniture and fixtures	83	211
Vehicles	306	417
Leasehold improvements	1,590	2,306
Property and equipment, gross	3,515	7,950
Less accumulated depreciation and amortization	(2,811)	(5,659)
Property and equipment, net	$704	$2,291

Depreciation expense was $439,000 and $929,000 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, there was $10,000 and $267,000 of construction in progress, respectively, included in property and equipment that had not been placed into service and was not subject to depreciation.

Property and equipment are considered assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property and equipment held for sale prior to the sale date is separately presented, within current assets, on the consolidated balance sheet as assets held for sale.

During the year ended December 31, 2022, management initiated the sale of property and equipment related to the Davis laboratory, Archipelago and Body Care. The Company completed the sale of such property and equipment with a net gain on sale of property and equipment in the amount of $314,000 recorded on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2022. The proceeds related to the sale of property and equipment during the year ended December 31, 2022 were $920,000. The Company had no sales of assets held for sale as of December 31, 2021. Property and equipment related to Archipelago, in the amount of $87,000, have been classified as assets held for sale, and are recorded at fair value as of December 31, 2022.

During the year ended December 31, 2022, the Company recorded write-downs of property and equipment of $530,000, of which $320,000 was related to the Radiance Beauty licensing agreement. See Note 7 for further discussion of the licensing agreement. The Company recorded impairments of property and equipment in the amount of $1.5 million for the year ended December 31, 2021 primarily related to the unwinding of Archipelago. The Company assessed Archipelago’s fixed assets for impairment through an asset recoverability test, calculating the fair value using prices for similar assets.

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

During the year ended December 31, 2021, the Company recorded realized gains of $10.2 million associated with the sale of corporate securities in other income, net, in the consolidated statements of operations and comprehensive loss.

The following tables summarize the amortized cost and fair value of the investment securities portfolio at December 31, 2022 and 2021:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2022
Cash equivalents:
Money market funds	$18,620	$—	$—	$18,620
Total Assets at Fair Value	$18,620	$—	$—	$18,620

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2021
Cash equivalents:
Money market funds	$26,842	$—	$—	$26,842
Total Assets at Fair Value	$26,842	$—	$—	$26,842

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of December 31, 2022.

Fair Value Measurement

The fair value of the investment securities at December 31, 2022 were as follows:

	Fair Value Measurements at December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$18,620	$—	$—	$18,620
Total Assets at Fair Value	$18,620	$—	$—	$18,620

The fair value of the investment securities at December 31, 2021 were as follows:

	Fair Value Measurements at December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$26,842	$—	$—	$26,842
Total Assets at Fair Value	$26,842	$—	$—	$26,842

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2022 or 2021. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and other receivables, accounts payable and accrued liabilities. For accounts

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

receivable and other receivables, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2022 and December 31, 2021 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah, Inc. ("Anawah") acquisition as described in Note 16, as well as preferred investment options related to the August 2022 Registered Direct Offering described in Note 14. As of December 31, 2021, the Company also had common stock warrant liabilities related to the March 2018, the June 2019, the September 2019, and the January 2021 Offerings, described in Note 14, which were reclassified to additional paid-in capital upon adoption of ASU 2020-06, as of January 1, 2022. See Note 3 for details of the adoption of ASU 2020-06.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of December 31, 2022 and 2021, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions at December 31, 2022:

	August 2022 Options	August 2022 Placement Agent Options
	December 31, 2022	December 31, 2022
Expected term (in years)	4.67	4.67
Expected volatility	106.2%	106.2%
Risk-free interest rate	4.0%	4.0%
Expected dividend yield	0%	0%

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

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	Common Stock Warrant Liability - March 2018 Purchase Agreement	Common Stock Warrant Liability - June 2019 Offering	Common Stock Warrant Liability - September 2019 Offering	Common Stock Warrant Liability - January 2021 Offering	August 2022 Options	August 2022 Placement Agent Options	Contingent Liabilities	Total
Balance as of December 31, 2021	$7	$170	$223	$2,993	$—	$—	$2,070	$5,463
Reclassification upon adoption of ASU 2020-06	(7)	(170)	(223)	(2,993)	—	—	—	(3,393)
Initial recognition	—	—	—	—	3,824	191	—	4,015
Change in fair value and other adjustments	—	—	—	—	(3,057)	(152)	(70)	(3,279)
Balance as of December 31, 2022	$—	$—	$—	$—	$767	$39	$2,000	$2,806

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The Company recorded aggregate impairment charges of $404,000 and $3.3 million during the years ended December 31, 2022 and 2021, respectively, related to intangible assets and other long-lived assets. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates and management assumptions.

Assets classified as held for sale are recorded at fair value as of December 31, 2022. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy as the fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

Note 7. Arcadia Wellness Acquisition

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

The acquisition was recorded as a business combination, in accordance with ASC Topic 805. The purchase price consideration for the acquisition totaled an estimated $6.1 million, of which $4.0 million in cash and $2.1 million in the form of 20,686 shares of the Company’s common stock, was paid during the month of May 2021. The cash consideration paid for the acquisition was funded by cash on hand.

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

The following table presents the allocation of the purchase price of the assets acquired, based on their fair values at the acquisition date (in thousands):

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

For the period from January 1, 2022 to December 31, 2022, the Company recognized approximately $6.5 million of revenue and $2.1 million of net loss relating to Arcadia Wellness, which included charges related to the Radiance Beauty licensing agreement discussed below, as well as the amortization of acquired intangible assets. For the period from May 17 to December 31, 2021, the Company recognized approximately $4.3 million of revenue and $7.5 million of net loss relating to Arcadia Wellness, which included charges for the amortization and impairment of acquired intangible assets and goodwill.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Acquired intangible assets of $3.5 million include trade names and trademarks of $2.9 million (indefinite useful life), customer list of $360,000 (fifteen-year useful life) and formulations of $260,000 (ten-year useful life).

The total weighted average amortization period for the acquired intangibles is 12.9 years.

The acquisition produced $1.2 million of goodwill. The goodwill is attributable to a combination of Arcadia Wellness’s expectation regarding a more meaningful engagement by the customers due to the scale of the combined Company, and other synergies. Goodwill will be tested for impairment at least annually (more frequently if certain indicators are present). Goodwill arising from the Arcadia Wellness acquisition is deductible for tax purposes.

On July 8, 2022, the Company entered into a licensing agreement with Radiance Beauty. Under the terms of the licensing agreement, Radiance Beauty was granted an exclusive, transferable, sublicensable, perpetual, worldwide license to use the Saavy Naturals™ mark and to modify, manufacture, distribute, market and sell related products. In addition, as part of the licensing agreement, Radiance Beauty received the remaining accounts receivables and inventory balances after July 31, 2022, certain equipment, as well as three months of salaries in the amount of $355,000 and rent, maintenance and utilities in the amount of $19,000. Radiance Beauty is subleasing space from the Company and will pay the Company a 4% royalty of gross sales of products beginning January 1, 2023. During the year ended December 31, 2022, accounts receivables and inventories of $21,000 and $394,000, respectively, were written down. In addition, property and equipment and intangible assets were written down by $320,000 and $72,000, respectively, during the year ended December 31, 2022.

Supplemental Pro-Forma Results of Operations (Unaudited)

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2022 and 2021, have been prepared as if the acquisition of Arcadia Wellness had occurred on January 1, 2021 and includes adjustments for amortization of intangibles, and the addition to basic and diluted weighted average number of shares outstanding.

	For the year ended December 31,
	2022 (Pro forma)	2021 (Pro forma)
Total revenues	$9,956	$9,062
Net loss	(15,605)	(17,854)
Net loss attributable to common stockholders	$(15,376)	$(16,380)
Weighted average shares - Basic and diluted	599,389	539,773
Net loss per share attributable to common stockholders:
Basic and diluted	$(25.65)	$(30.35)

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 8. Intangible assets, net

The Company’s intangible assets, net as of December 31, 2022 and 2021, consist of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Intellectual property	$144	$141	$3	$570	$419	$151
Customer lists	33	31	2	400	355	45
Total amortizable intangible assets	$177	$172	$5	$970	$774	$196

Indefinite-lived intangible assets
Brands and trademarks	$35	$—	$35	$2,950	$2,662	$288
Total intangible asset, net	$212	$172	$40	$3,920	$3,436	$484

(1) During the years ended December 31, 2022 and 2021, the Company estimated an overall decrease in the sales forecast for AW products, due to an inventory item rationalization, in addition to a decrease in the sales forecast of ISI seeds, related to the saturated hemp seed market. As a result, Arcadia performed a quantitative intangible assets impairment test. The Company used a discounted cash flow approach to develop the fair value of our acquired intellectual property, customer lists, brands and trademarks. As a result of this assessment, Arcadia recorded an impairment of intangible assets in the amount of $404,000 and $3.3 million in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively. Of the impairment recognized during the year ended December 31, 2022, $72,000 was related to the Radiance Beauty licensing agreement.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 9. Consolidated Joint Venture

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of December 31, 2022, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3.1 million and $3.0 million, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $236,000 and $1.5 million was recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the years ended December 31, 2022 and 2021, respectively. Legacy’s equity interests are presented as non-controlling interests on the consolidated balance sheets. Refer to Note 2 for basis of presentation.

In October 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to regulatory challenges and a saturated hemp market.

Note 10. Verdeca-BIOX Transactions

In February 2012, the Company formed Verdeca, which was equally owned with Bioceres. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies.

On November 12, 2020, the Company entered into a Master Transaction Agreement with BIOX pursuant to which (i) the Company sold all of its memberships interests it owned in Verdeca to BIOX, and (ii) the Company and BIOX entered into a license agreement for certain intellectual property rights, including rights to the Company’s Haab 4 ("HB4") soybean trait and its GoodWheat portfolio of specialty wheat products in South and Central America. Prior to the transaction, Verdeca was equally owned by the Company and a wholly-owned subsidiary of BIOX.

In consideration for the sale of the membership interests in Verdeca and entering into the license agreement, on November 12, 2020, BIOX paid the Company $5,000,000 in cash and issued the Company 1,875,000 shares of BIOX common stock. BIOX also paid the Company an additional $1,000,000 for transaction expenses and fees and is obligated to pay $2,000,000 in four equal quarterly payments with the first payment commencing within thirty days of either BIOX reaching commercial plantings of at least 200,000 hectares of HB4 soybeans or China approving the HB4 soybean trait for “food and feed”. In addition to the above payments, BIOX is also obligated to pay the Company quarterly royalty payments equal to six percent (6%) of the net revenues BIOX or its affiliates receive from HB4 soybean sales and twenty five percent (25%) of the net revenues BIOX or its affiliates receive from sales of licensed wheat products; provided that total royalty payments for HB4 soybeans shall not exceed $10,000,000. The total amount of fixed consideration agreed upon as of the date of the transaction was $16,968,750. The fixed consideration was allocated based on estimates of the stand-alone selling prices. A fixed consideration in the amount of $10,288,000, including $6,650,000 of corporate securities received, was allocated to the sale of the membership interest in Verdeca and resulted in a gain of $8,814,000 in 2020. Inventory with a carrying value of $1,474,000 was derecognized in connection with the sale of the membership interest in Verdeca. A fixed consideration in the amount of $6,680,000, including $4,318,000 of corporate securities received, has been allocated to the sale of intellectual property rights and was recorded as license revenues in 2020. Any future proceeds from the agreement will be allocated in the same proportion.

All of the shares of BIOX were sold in June 2021 and generated a one-time impact on liquidity in the amount of $22.2 million of gross proceeds. See Note 6.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

During the second quarter of 2022, Bioceres received China's approval of the HB4 soybean trait and as a result, Arcadia recorded license revenue of $862,000 and a gain on sale of Verdeca of $1.1 million on the consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company received payment of $1.0 million with the remaining $1.0 million in accounts receivable and other receivables, which the Company anticipates to receive over the next three months pursuant to the agreement.

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accounts payable - trade	$931	$1,411
Payroll and benefits	1,373	1,606
Inventory	69	72
Royalty fees due to unrelated parties	6	51
Consulting	8	79
Rent and utilities	28	127
Audit and tax fees	99	72
Legal	69	58
Other	298	162
Total accounts payable and accrued expenses	$2,881	$3,638

Note 12. Collaborative Arrangements

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

Note 13. Equity Financing

Private Placements

In January 2021, the Company issued in a private placement offering (the “January 2021 Private Placement”) pursuant to a securities purchase agreement (“January 2021 Purchase Agreement”) (i) 196,920 shares of its common stock, and (ii) warrants to purchase up to 98,460 shares of common stock at an exercise price of $125.20 per share (the “January 2021 Warrants”) and raised total gross proceeds of $25.1 million. The January 2021 Warrants are exercisable at any time at the option of the holder and expire 5.5 years from the date of issuance. In connection with the January 2021 Private Placement, the Company granted to a placement agent warrants to purchase a total of 9,846 shares of Common Stock (the “January 2021 Placement Agent Warrants”) that have an exercise price per share equal to $159.60 and a term of 5.5 years from the date of issuance.

The common stock warrants are classified as a liability within Level 3 due to a contingent cash payment feature. The Company utilized the Black Scholes Merton model on January 28, 2021 with the following assumptions: volatility

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

of 123.8%, stock price of $115.20 and risk-free rate of 0.5%. The estimated fair value of the common stock warrant liability was subsequently remeasured at December 31, 2021 with the changes recorded on the Company’s consolidated statements of operations and comprehensive loss.

The January 2021 Placement Agent Warrants were issued for services performed by the placement agent as part of the January 2021 Private Placement and were treated as offering costs. The value of the January 2021 Placement Agent Warrants was determined to be $942,000, calculated using the Black-Scholes Model. The Company incurred additional offering costs totaling $1.9 million that consist of direct incremental legal, advisory, accounting and filing fees relating to the January 2021 Private Placement. The offering costs, inclusive of the January 2021 Placement Agent Warrants, totaled $2.8 million and allocated to the common stock warrant liability and the common stock using their relative fair values. A total of $769,000 was allocated to the common stock warrant liability and expensed and the remaining $2.0 million was allocated to the common stock and offset to additional paid in capital.

In March 2018, the Company issued in a private placement offering (the “March 2018 Private Placement”) pursuant to a securities purchase agreement (“March 2018 Purchase Agreement”) (i) 7,519 shares of its common stock and (ii) warrants to purchase up to 7,519 shares of common stock at an initial exercise price equal to $1,830.00 (the “March 2018 Warrants”) and raised total gross proceeds of $10.0 million. The March 2018 Warrants are exercisable at any time at the option of the holder and expire five years from the date of issuance. In connection with the March 2018 Private Placement, the Company granted to a placement agent warrants to purchase a total of 376 shares of Common Stock (the “March 2018 Placement Agent Warrants”) that have an exercise price per share equal to $1,662.50 and a term of five years from the date of issuance.

The number of shares of common stock and the number and exercise price of the March 2018 Warrants issued in the March 2018 Private Placement were subject to adjustments as provided in the March 2018 Purchase Agreement. Following the adjustments as provided in the March 2018 Purchase Agreement, the number of shares issued to the purchasers was 30,041, the total number of shares issuable upon exercise of the March 2018 Warrants was 32,071 and the per share exercise price of the March 2018 Warrants was $429.03.

Registered Direct Offerings

On May 11, 2018, the Company filed a shelf Registration Statement on Form S-3 with the SEC which was declared effective on June 8, 2018 (“2018 Shelf Registration Statement”). On April 21, 2022, the Company filed a shelf Registration Statement on Form S-3 with the SEC which was declared effective on May 12, 2022 (“2022 Shelf Registration Statement”). Each of the 2018 Shelf Registration Statement and the 2022 Shelf Registration Statement allows the Company to sell any combination of common stock, preferred stock, warrants and units consisting of such securities in one or more offerings from time to time having aggregate offering prices of up to $50.0 million. The Company ceased being able to use the 2018 Shelf Registration Statement to register the issuance of securities after June 8, 2021, the three-year anniversary of its effective date. The 2022 Shelf Registration Statement may no longer be used to register the issuance of securities after May 12, 2025, the three-year anniversary of its effective date.

In August 2022, the Company entered into a securities purchase agreement (the “August 2022 Purchase Agreement”) pursuant to which it sold (i) 61,250 registered shares of its common stock, pursuant to the 2022 Shelf Registration Statement, (ii) pre-funded common stock purchase warrants (the “Pre-Funded Warrants”) to purchase up to 56,813 shares of common stock, at an exercise price of $0.004 per share, which Pre-Funded Warrants were registered under the 2022 Shelf Registration Statement, and (iii) unregistered preferred investment options (the "August 2022 Options") to purchase up to 118,063 shares of common stock, at an exercise price of $37.35 per share, in a private placement, for total gross proceeds of $5.0 million (the “August 2022 Registered Direct Offering”). The August 2022 Registered Direct Offering closed on August 16, 2022. The August 2022 Pre-Funded Warrants became exercisable upon issuance and are exercisable until exercised in full. The August 2022 Options became exercisable upon issuance and expire 5 years after the date of issuance. In connection with the August 2022 Registered Direct Offering, the Company granted to a placement agent preferred investment options ("August 2022 Placement Agent

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Options") to purchase a total of 5,904 shares of common stock that have an exercise price per share equal to $52.80 and a term of five years.

The August 2022 Options and August 2022 Placement Agent Options are classified as liabilities within Level 3 due to a certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Merton model on August 16, 2022 with the following assumptions: volatility of 128.46%, stock price of $37.60, risk-free rate of 2.97% and a term of 5 years. The estimated fair value of the common stock option liabilities was subsequently remeasured at December 31, 2022 with the changes recorded on the Company’s consolidated statements of operations and comprehensive loss.

The August 2022 Placement Agent Options were issued for services performed by the placement agent as part of the August 2022 Registered Direct Offering and were treated as offering costs. The value of the August 2022 Placement Agent Options was determined to be $191,000, calculated using the Black-Scholes Model. The Company incurred additional offering costs totaling $488,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the August 2022 Registered Direct Offering. The offering costs, inclusive of the August 2022 Placement Agent Options, totaled $679,000 and were allocated to the common stock option liabilities, the common stock and Pre-Funded Warrants using their relative fair values. A total of $314,000 was allocated to the common stock option liabilities and expensed while the remaining $365,000 was allocated to the common stock and Pre-Funded Warrants and offset to additional paid in capital.

In December 2020, the Company entered into a securities purchase agreement (the “December 2020 Purchase Agreement”) pursuant to which it sold (i) 65,467 registered shares of its common stock pursuant to the 2018 Shelf Registration Statement and (ii) unregistered warrants to purchase 65,467 shares of its common stock (the “December 2020 Warrants”) in a private placement, for total gross proceeds of $8.0 million (the “December 2020 Registered Direct Offering”). The December 2020 Registered Direct Offering closed on December 22, 2020. The December 2020 Warrants have an exercise price of $120.00 per share, became exercisable upon issuance and expire 5.5 years after the date of issuance. In connection with the December 2020 Registered Direct Offering, the Company granted to a placement agent warrants to purchase a total of 3,274 shares of common stock (“December 2020 Placement Agent Warrants”) that have an exercise price per share equal to $152.75 and a term of five years.

In September 2019, the Company entered into a securities purchase agreement (the “September 2019 Purchase Agreement”) pursuant to which it sold (i) 32,971 registered shares of its common stock pursuant to the 2018 Shelf Registration Statement and (ii) unregistered warrants to purchase 16,486 shares of its common stock (the “September 2019 Warrants”) in a private placement, for total gross proceeds of $10.0 million (the “September 2019 Registered Direct Offering”). The September 2019 Registered Direct Offering closed on September 5, 2019. The September 2019 Warrants have an exercise price of $300.80 per share, became exercisable upon issuance and expire 5.5 years after the date of issuance. In connection with the September 2019 Registered Direct Offering, the Company granted to a placement agent warrants to purchase a total of 1,649 shares of common stock (“September 2019 Placement Agent Warrants”) that have an exercise price per share equal to $379.12 and a term of five years.

In June 2019, the Company entered into a securities purchase agreement (the “June 2019 Purchase Agreement”) pursuant to which it sold (i) 37,240 registered shares of its common stock pursuant to the 2018 Shelf Registration Statement and (ii) unregistered warrants to purchase 37,240 shares of its common stock (the “June 2019 Warrants”) in a private placement, for total gross proceeds of $7.5 million (the “June 2019 Registered Direct Offering”). The June 2019 Registered Direct Offering closed on June 14, 2019. The June 2019 Warrants have an exercise price of $200.00 per share, became exercisable upon issuance and expire 5.5 years after the date of issuance. In connection with the June 2019 Registered Direct Offering, the Company granted to a placement agent warrants to purchase a

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

total of 1,862 shares of common stock (“June 2019 Placement Agent Warrants”) that have an exercise price per share equal to $251.75 and a term of five years.

In June 2018, the Company entered into a securities purchase agreement (the “June 2018 Purchase Agreement”) pursuant to which it sold (i) 34,809 registered shares of its common stock pursuant to the 2018 Shelf Registration Statement and (ii) unregistered warrants to purchase 34,809 shares of its common stock (the “June 2018 Warrants”) in a private placement, for total gross proceeds of $14.0 million (the “June 2018 Registered Direct Offering”). The June 2018 Registered Direct Offering closed on June 14, 2018. The June 2018 Warrants have an exercise price of $397.60 per share, became exercisable upon issuance and expire 5.5 years after the date of issuance. In connection with the June 2018 Registered Direct Offering, the Company granted to a placement agent warrants to purchase a total of 1,741 shares of common stock (“June 2018 Placement Agent Warrants”) that have an exercise price per share equal to $502.72 and a term of five years.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 14. Warrants and Options

Equity Classified Common Stock Warrants

In connection with professional services agreements with non-affiliated third parties, during the year ended December 31, 2022, the Company issued service and performance warrants (“Service and Performance Warrants”).

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of December 31, 2022 and 2021, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Warrants Exercised during the Year Ended December 31, 2021	Warrants Outstanding at December 31, 2021	Warrants Exercised during the Year Ended December 31, 2022	Warrants Outstanding at December 31, 2022
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	—	—	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	—	—	—	1,000
August 2022 Pre-Funded Warrants	August 2022	perpetual	$—	—	—	—	56,813
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	—	9,846	—	9,846
January 2021 Service and Performance Warrants (1)	January 2021	2 years	$123.20	—	188	—	188
December 2020 Warrants	December 2020	5.5 years	$120.00	—	65,467	—	65,467
December 2020 Placement Agent Warrants	December 2020	5 years	$152.80	—	3,274	—	3,274
July 2020 Warrants	July 2020	5.5 years	$154.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	—	802	—	802
May 2020 Warrants	May 2020	5 years	$191.20	—	34,809	—	34,809
May 2020 Placement Agent Warrants	May 2020	5 years	$245.20	—	1,741	—	1,741
March 2020 Service and Performance Warrants (1)	March 2020	3 years	$100.00	—	459	—	459
February 12, 2020 Service and Performance Warrants (1)(3)	February 2020	2 years	$188.40	—	3,750	—	—
February 3, 2020 Service and Performance Warrants (1)(3)	February 2020	2 years	$196.40	—	250	—	—
September 2019 Placement Agent Warrants	September 2019	5 years	$379.20	—	1,649	—	1,649
June 2019 Placement Agent Warrants	June 2019	5 years	$251.60	—	1,862	—	1,862
April 2019 Service and Performance Warrants (1)	April 2019	5 years	$247.20	—	3,629	—	3,629
June 2018 Placement Agent Warrants	June 2018	5 years	$502.80	—	1,741	—	1,741
March 2018 Placement Agent Warrants	March 2018	5 years	$1,662.40	—	376	—	376
January 2021 Warrants (2)	January 2021	5.5 years	$125.20	—	98,460	—	98,460
September 2019 Warrants (2)	September 2019	5.5 years	$300.80	—	16,486	—	16,486
June 2019 Warrants (2)	June 2019	5.5 years	$200.00	—	10,896	—	10,896
June 2018 Warrants (2)	June 2018	5.5 years	$397.60	—	—	—	—
March 2018 Warrants (2)	March 2018	5 years	$429.20	—	16,036	—	16,036
Total				—	287,757	—	342,570

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2021	Outstanding at December 31, 2021	Exercised during the Year Ended December 31, 2022	Outstanding at December 31, 2022

August 2022 Options	August 2022	5 years	$37.20	—	—	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	—	—	5,904
Total				—	—	—	123,967

See Note 6 for the Black-Scholes option-pricing model and weighted-average assumptions used to estimate the fair value of the preferred investment options liabilities.
Note 15. Stock-Based Compensation and Employee Stock Purchase Program

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective upon the Company’s IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,860 shares of common stock reserved for future issuance, which included 259 that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The exercise price for ISOs and NSOs will be granted at a price per share not less than the fair value of our common stock at the date of grant. Options granted

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

generally vest over a four-year period; however, there might be alternative vesting schedules, as approved by the Board. Options granted, once vested, are generally exercisable for up to 10 years, after grant to the extent vested.

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 3,000 shares. On May 17, 2021, upon completion of the Arcadia Wellness transaction, the Company granted 6,200 inducement stock option pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. On May 28, 2021, the Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of these inducement stock options. On February 2, 2022, Stanley Jacot, Jr. was hired as the new president and chief executive officer of the Company. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company has filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants have been issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of December 31, 2022, a total of 62,192 shares of common stock were reserved for issuance under the 2015 Plan, of which 10,771 shares of common stock are available for future grant. As of December 31, 2022, a total of 103 and 51,421 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2021, a total of 206 and 33,648 options were outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2022 a total of 8,477 inducement options are outstanding.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2020	22,243	$578.40	$9,600
Options granted	30,676	110.40	—
Options exercised	—	—	—
Options forfeited	(11,004)	123.60	43,440
Options expired	(6,361)	1,160.80	—
Outstanding — Balance at December 31, 2021	35,554	211.20	—
Options granted	33,408	44.00	11,880
Options exercised	—	—	—
Options forfeited	(6,658)	91.60	—
Options expired	(2,302)	644.80	—
Outstanding — Balance at December 31, 2022	60,002	114.80	—
Vested and expected to vest — December 31, 2022	54,018	121.60	—
Exercisable —December 31, 2022	22,456	$215.20	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by our Board of Directors for each of the respective periods. The intrinsic value of options exercisable was $0 for both years ended December 31, 2022 and 2021.

As of December 31, 2022, there was $1.1 million of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.4 years.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

	Year Ended December 31,
Assumptions	2022	2021
Expected term (years)	6.40	6.31
Expected volatility	122%	121%
Risk-free interest rate	2.61%	0.86%
Expected dividend yield	—	—

The weighted-average, estimated grant date fair value of employee stock options granted during the years ended December 31, 2022 and 2021 was $38.50 and $96.40, respectively. The Company recognized $1.1 million and $1.5 million of compensation expense for stock options awards for the years ended December 31, 2022 and 2021, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2022, the number of shares of common stock reserved for future issuance under the ESPP is 3,122. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of December 31, 2022, 1,475 shares had been issued under the ESPP. The Company recorded $4,000 and $14,000 of ESPP related compensation expense for the years ended December 31, 2022 and 2021, respectively.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 16. Commitments and Contingencies

Leases

The Company leases office and facility space having initial lease terms ranging from one to five years, including certain renewal options available to the Company at market rates. See Note 17.

Legal Matters

From time to time, in the ordinary course of business, the Company may become involved in certain legal proceedings. The Company currently is not a party to any material litigation or other material legal proceedings.

Contingent Liability Related to the Anawah Acquisition

On June 15, 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, Inc. (“Anawah”), to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. As of December 31, 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. In 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During the fourth quarter of 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As of December 31, 2022, the Company continues to pursue or are otherwise liable for a total of two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the consolidated balance sheet as an other noncurrent liability.

Contingent Liability Related to the ISI Acquisition

In August 2020, the Company acquired by merger Industrial Seed Innovations (ISI). A portion of the purchase price consideration for the acquisition in the amount of $280,000 was to be recognized in two annual installments, each of up to 3,316 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022. The contingent consideration of $280,000 was measured and recorded at fair value. During the years ended December 31, 2022 and 2021, a decrease in the liability of $70,000 and $210,000 was recorded, respectively, as a result of a remeasurement of the contingent consideration and reflected in changes in fair value of the contingent consideration on the consolidated statements of operations and comprehensive loss.

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

Royalties due to both related and unrelated parties accrued as of December 31, 2022 and 2021 were $54,000 and $115,000, respectively. Accrued royalties are included within accounts payable and accrued expenses on the consolidated balance sheets.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Milestone payments are contingent upon the successful development or implementation of various technologies. During the year ended December 31, 2022, we recognized a milestone achievement of $2.0 million related to the regulatory approval of the HB4 soybean trait licensed to Biocere's. See Note 10 for more information.

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

Note 17. Leases

Operating Leases

As of December 31, 2022, the Company leases office space in Dallas, Texas and Davis, California, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases a portion of the Davis office lease to third parties. In May 2022, the Company terminated its lease for office space in Chesterfield, MO effective September 30, 2022. The original lease term was scheduled to expire in May 2024. As a result, the Company paid $47,000 in early termination fees to exit the lease. In addition, the Company subleased the facility in Chatsworth, CA to Radiance Beauty as part of the licensing agreement beginning November 1, 2022 for the remainder of the lease term. During the year ended December 31, 2022, the Company entered into an agreement to lease office space in Dallas, Texas. The new lease commenced in July 2022.

Some leases (the Davis and Dallas offices, a warehouse, and a copy machine) include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The exercise of lease renewal options is at the Company’s sole discretion.

During 2020, the Company entered into a lease amendment that provided for additional office space in Davis, CA, and extended the term through April 2025, with one option to renew for an additional five-year term. The Company initially expected to exercise its options to renew, and in accordance with ASC 842, Leases, accounted for the amendment and expected renewal as a lease modification and remeasured the operating lease liability. During the year ended December 31, 2021, the Company re-assessed its long-term strategy regarding office spaces, and determined that the expectation to exercise its option to renew for an additional five-year term after April 2025 is no

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

longer reasonable. In accordance with ASC 842, the Company accounted for the change that resulted in a decrease of $2.8 million for the operating lease liability and of $2.6 million for the right of use asset.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Right of use asset	$1,848	$3,081
Total leased assets		$1,848	$3,081
Liabilities
Current - Operating	Operating lease liability - current	$1,010	$1,074
Noncurrent - Operating	Operating lease liability - noncurrent	1,007	2,220
Total leased liabilities		$2,017	$3,294

Lease Cost	Classification	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating lease cost	SG&A and R&D Expenses	$1,028	$1,352
Short term lease cost (1)	SG&A and R&D Expenses	6	133
Sublease income (2)	SG&A and R&D Expenses	(384)	(63)
Net lease cost		$650	$1,422

(1) Short term lease cost consists of field trial lease agreements with a lease term of 12 months or less.

(2) Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	2.4	2.7
Weighted-average discount rate	6%	6%

The maturities of the operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Years Ending December 31,	Amounts
2023	$1,104
2024	886
2025	156
2026 and thereafter	—
Total operating lease payments	$2,146
Less: imputed interest	129
Total current and noncurrent operating lease liabilities	$2,017

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 18. Debt

Paycheck Protection Program Note

On April 16, 2020, the Company borrowed $1.1 million through MidFirst Bank, a federally chartered savings association (the "Lender"), and entered into a promissory note for the same amount under the Paycheck Protection Program (“PPP”) that was established under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) of 2020. During 2021, the Company applied for full PPP loan forgiveness, and in August 2021, the lender notified Arcadia that the Small Business Administration had forgiven the original loan in full. During the year ended December 31, 2021, the amount forgiven has been recorded as gain on extinguishment of PPP loan on the consolidated statements of operations and comprehensive loss, as the Company has been legally released from being the primary obligor in accordance with ASC 405-20, Liabilities – Extinguishment of Liabilities.

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

Note 19. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(15,598)	$(16,006)
Foreign	—	(126)
Loss before income taxes	$(15,598)	$(16,132)

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The total income tax expense for the years ended December 31, 2022 and 2021 was $14,000 and $2,000, respectively, and is comprised of current state taxes and foreign taxes withheld by governmental agencies outside of the United States, as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	(13)	(2)
Foreign	(1)	—
Total current tax (expense)	(14)	(2)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax (expense)	—	—
Total tax (expense)	$(14)	$(2)

The Company operates in only one federal jurisdiction, the United States. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Expected income tax provision at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefits	16.0%	(20.1)%
Impact of Section 382 Study	—	(10.4)%
Change in valuation allowance	(40.9)%	(0.4)%
Transaction costs	—	(1.0)%
Derivative liability	4.1%	11.7%
Contingent Consideration Release	0.1%	—
Non-controlling interest	(0.3)%	(1.9)%
Gain on debt extinguishment	—	1.5%
Other	(0.1)%	(0.4)%
Income tax provision	(0.1)%	—

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net operating loss carryforwards (“NOLs”) and other tax credits. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$19,654	$14,586
Unearned revenue	—	1
Stock-based compensation	4,541	3,677
Accrued payroll and benefits	296	3
Research and development credits	16	16
Fixed asset basis difference	54	73
Inventory reserve	445	422
Charitable contributions	2	2
Income from partnerships	97	163
Lease liability	531	752
Contingent consideration	—	456
Allowance for bad debt	65	27
Amortized intangibles	819	660
Goodwill	393	366
Section 174 Capitalization	340	—
Total deferred tax assets	27,253	21,204
Deferred tax liabilities:
Right of use asset	(486)	(699)
Amortizable intangibles	—	—
Income from partnerships	—	—
Other	—	—
Total deferred tax liabilities	(486)	(699)
Less valuation allowance	(26,767)	(20,505)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The net valuation allowance increased by $6.3 million during the year ended December 31, 2022 and decreased by $6,000 during the year ended December 31, 2021.

At December 31, 2022, the Company had federal and state NOLs aggregating approximately $81.1 million and $47.5 million, respectively. At December 31, 2022, the utilization of a portion of the federal NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code (IRC). Of the $222.3 million of federal NOLs available, approximately $141.2 million are expected to expire unutilized due to ownership changes as defined in IRC Section 382. If not utilized, the federal and state NOLs will begin to expire in 2023 and 2024, respectively. IRC Section 382 may also limit NOLs generated in future years.

The Company evaluates deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Such evaluation is based on consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the length of statutory carryforward periods; the Company’s experience with operating losses; and tax-planning alternatives. The significant piece of objective negative evidence evaluated was the cumulative loss incurred through the year ended December 31, 2022. Given this evidence and the expectation to incur operating losses in the foreseeable future, a full valuation allowance has been recorded against the net deferred tax asset. The Company will continue to maintain a full valuation allowance against the entire amount of its net deferred tax asset,

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

until such time as the Company has determined that the weight of the objectively verifiable positive evidence exceeds that of the negative evidence and it is likely that the Company will be able to utilize all of its net deferred tax asset relating to its federal and state NOL carryforwards. Although the Company has established a full valuation allowance on its net deferred tax asset, for Federal tax losses before 2018 and for all state tax losses, it has not forfeited the right to carryforward tax losses up to 20 years and apply such tax losses against taxable income in such years, thereby reducing its future tax obligations. Federal tax losses generated in 2018 and later do not expire. The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2022, the Company’s tax years for 2003 through 2022 are generally subject to examination by the tax authorities. The years are open back to 2003 to the extent the NOLs being carried forward were generated then.

As of December 31, 2022, the Company had the following unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Unrecognized tax benefit beginning balance	$17	$17
Increases for tax positions taken in prior years	—	—
Decreases for tax positions taken in prior years	(1)	—
Increases for tax positions taken in current years	—	—
Settlements	—	—
Unrecognized tax benefit ending balance	$16	$17

In February 2023, the Company received notification from the Internal Revenue Service that our Archipelago joint venture was selected for audit for the 2021 tax year. The Opening Conference is scheduled for April 24, 2023, and Management has not yet received the IRS agent’s Initial Document Request.

The Company is currently not under audit for state purposes. The Company does not anticipate its total unrecognized tax benefits as of December 31, 2022 will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 20. Retirement Benefits

The Company has a 401(k) retirement plan (the “Plan”) available for participation by all regular full-time employees who have completed three months of service with the Company. The Company established the Plan in 2008. The Plan provides for a discretionary matching contribution equal to 50% of the amount of the employee’s salary deduction, not to exceed 3% of the salary per employee. Highly compensated employees are excluded from receiving any discretionary matching contribution. Employees’ rights to employer contributions vest on the one-year anniversary of their date of employment. The Company has the option to make discretionary matching contributions. The Company did not make discretionary matching contributions during the years ended December 31, 2022 and 2021.

Note 21. Segment and Geographic Information

Management has determined that it has one business activity and operates in one segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.

Revenues based on the location of the customers, are as follows (in thousands):

	Year Ended December 31,
	2022	2021
United States	$8,836	$6,003
Argentina	862	26
India	7	7
Canada	194	503
Spain	—	225
United Kingdom	—	16
Germany	57	—
Total	$9,956	$6,780

Note 22. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards, warrants and options. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. As the Company had net losses for the years ended December 31, 2022 and 2021, all potentially dilutive common shares were determined to be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Year Ended December 31,
	2022	2021
Options to purchase common stock	60,002	35,554
Warrants to purchase common stock	285,757	287,750
Preferred investment options	123,967	—
Total	469,726	323,304

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 23. Related Party Transactions

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $48,000 and $64,000 as of December 31, 2022 and December 31, 2021, respectively, and are included in the consolidated balance sheets as amounts due to related parties.

During the year ended December 31, 2021, the Company leased land on the island of Molokai, Hawaii from an entity owned by Kevin Comcowich, the Chair of the Company’s Board of Directors, and his wife. The Company used to grow hemp on this land to support the operations of its joint venture Archipelago Ventures Hawaii, until the expiration of the lease in February 2022. The original lease was executed in February 2019, covers 10 acres of land, has a term of two years and provides for rent payments of $1,200 per acre per year. In March and April 2020, the Company entered into two lease amendments for two additional 10-acre parcels and two additional 15-acre parcels, at the same lease rate of $1,200 per acre per year, and with a term of two years. The Company made lease payments in the amount of $0 and $84,000 during the years ended December 31, 2022 and 2021, respectively. Mr. Comcowich served as the Company's interim chief executive officer from January 1, 2022 to February 1, 2022, and received $34,000 in total compensation for his services in this role.

During the year ended December 31, 2022, the Company sold Archipelago equipment to Mr. Comcowich at fair value. The impact of the transaction on the consolidated financial statements was not material.

Note 24. Subsequent Events

On March 2, 2023, the Company entered into a securities purchase agreement pursuant to which it sold in a private placement (i) 165,500 shares of common stock (“March 2023 PIPE Shares”), (ii) pre-funded common stock purchase warrants (“March 2023 Pre-Funded Warrants”) to purchase up to 500,834 shares of common stock, at an exercise price of $0.0001 per share, and (iii) preferred investment options (“March 2023 Options”) to purchase up to 1,332,668 shares of common stock, at an exercise price of $9.00 per share, for gross proceeds of $6.0 million (the “March 2023 PIPE”). The March 2023 PIPE closed on March 6, 2023. At the closing of the March 2023 PIPE, the Company also reduced the exercise price of outstanding warrants to purchase a total of 178,132 shares of common stock that were previously issued to the investors in the March 2023 PIPE. The March 2023 Pre-Funded Warrants became exercisable upon issuance and are exercisable until exercised in full. The March 2023 Options became exercisable upon issuance with 666,334 options expiring 18 months after the date of issuance and the remaining 666,334 options expiring 5 years after the date of issuance. The Company agreed to register the resale of the March 2023 PIPE Shares and the shares issuable upon exercise of the March 2023 Pre-Funded Warrants and March 2023 Options. In connection with the March 2023 PIPE, the Company granted to a placement agent preferred investment options ("March 2023 Placement Agent Options") to purchase a total of 33,317 shares of common stock that have an exercise price per share equal to $11.25 and a term of five years.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, Arcadia’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were evaluated, with the participation of Arcadia’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Arcadia in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Stanley E. Jacot Jr., Arcadia’s principal executive officer, and Thomas J. Schaefer, Arcadia’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Arcadia’s management, including Stanley E. Jacot Jr., its principal executive officer, and Thomas J. Schaefer, its principal financial officer, evaluated the effectiveness of Arcadia’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Arcadia’s internal control over financial reporting was effective as of December 31, 2022.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tempe, AZ, United States

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

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	2/28/2023

3.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-37383	3.1	12/8/2022

3.4	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	12/8/2022

4.1	Form of Registrant’s common stock certificate.	S-3	333-224061	4.1	3/30/2018

4.2	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	3/23/2018

4.3	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	6/14/2019

4.4	Form of Placement Agent Warrant.	8-K	001-37383	4.2	6/14/2019

4.5	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	9/9/2019

4.6	Form of Placement Agent Warrant.	8-K	001-37383	4.2	9/9/2019

4.7	Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended					X

4.8	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	5/18/2020

4.9	Form of Placement Agent Warrant.	8-K	001-37383	4.2	5/18/2020

4.10	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	7/8/2020

4.11	Form of Placement Agent Warrant.	8-K	001-37383	4.2	7/8/2020

4.12	Form of Investor Warrant.	8-K	001-37383	4.1	12/22/2020

4.13	Form of Placement Agent Warrant.	8-K	001-37383	4.2	12/22/2020

4.14	Form of Investor Warrant.	8-K	001-37383	4.1	1/29/2021

4.15	Form of Placement Agent Warrant.	8-K	001-37383	4.2	1/29/2021

4.16	Form of Investor Pre-Funded Warrant.	8-K	001-37383	4.1	8/16/2022

4.17	Form of Investor Preferred Investment Option.	8-K	001-37383	4.2	8/16/2022

4.18	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.3	8/16/2022

10.1*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015

10.2*	2006 Stock Plan, as amended and restated, and form of agreement thereunder.	S-1	333-202124	10.8	2/17/2015

10.3*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	S-1	333-232858	10.9	7/26/2019

10.4*	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202124	10.10	5/11/2015

10.5*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015

10.6*	Amended and Restated Director Compensation Policy.	10-Q	001-37383	10.14	5/10/2016

10.7*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015

10.8	Base Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP, including Amendments 1-7.	S-1	333-229047	10.16	12/27/2018

10.9	Amendment No. 8 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.8	5/13/2020

10.10	Amendment No. 9 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.2	8/13/2020

10.11*	Employment letter for Laura Pitlik, Chief Marketing Officer.	10-Q	001-37383	10.1	11/15/2021

10.12*	Severance and Change In Control Agreement for Laura Pitlik.	10-Q	001-37383	10.2	11/15/2021

10.13*	Employment Letter for Stanley E. Jacot Jr., Chief Executive Officer	10-Q	001-37383	10.1	5/12/2022

10.14*	Severance and Change in Control Agreement for Stanley E. Jacot, Jr.	10-Q	001-37383	10.1	5/12/2022

10.15*	Inducement Option Grant for Stanley E. Jacot, Jr.	10-Q	001-37383	10.2	5/12/2022

10.16*	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer.	8-K/A	001-37383	10.1	1/5/2023

10.17+	Limited Liability Company Operating Agreement for Archipelago Ventures Hawaii, LLC, dated as of August 9, 2019.	8-K	001-37383	10.1	8/9/2019

10.18	Securities Purchase Agreement dated as of March 19, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	3/23/2018

10.19	Form of Registration Rights Agreement.	8-K	001-37383	10.2	3/23/2018

10.20	Form of Securities Purchase Agreement dated as of June 11, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2018

10.21	Form of Securities Purchase Agreement dated as of June 12, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2019

10.22	Form of Securities Purchase Agreement dated as of September 5, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	9/9/2019

10.23	Form of Letter Agreement, dated as of May 14, 2020.	8-K	001-37383	10.1	5/18/2020

10.24	Form of Letter Agreement, dated as of July 6, 2020.	8-K	001-37383	10.1	7/8/2020

10.25	Form of Securities Purchase Agreement dated as of December 18, 2020, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	12/22/2020

10.26	Form of Securities Purchase Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	1/29/2021

10.27	Form of Registration Rights Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	1/29/2021

10.28	Form of Securities Purchase Agreement, dated as of August 12, 2022, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	8/16/2022

10.29+	Master Transaction Agreement.	8-K	001-37383	10.2	12/22/2020

10.30+	Asset Purchase Agreement dated May 17, 2021, by and among Arcadia, Buyer, Seller, Eko, Lief, Zola and Parent.	8-K	001-37383	10.1	5/21/2021

21.1	List of subsidiaries of the Registrant.	S-1	333-262407	21.1	1/28/2022

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of attorney (included in the signature page to this filing).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).	X

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

ARCADIA BIOSCIENCES, INC.

Date: March 30, 2023	By:	/s/ STANLEY E. JACOT JR.
Stanley E. Jacot Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2023	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
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

Name	Title	Date

/s/ STANLEY E. JACOT JR.
Stanley E. Jacot Jr.	Director	March 30, 2023

/s/ ALBERT B. BOLLES
Albert D. Bolles	Director	March 30, 2023

/s/ KEVIN COMCOWICH
Kevin Comcowich	Director	March 30, 2023
/s/ LILIAN SHACKELFORD MURRAY
Lilian Shackelford Murray	Director	March 30, 2023

/s/ GREGORY D. WALLER
Gregory D. Waller	Director	March 30, 2023

/s/ AMY YODER
Amy Yoder	Director	March 30, 2023

/s/ DEBORAH D. CAROSELLA
Deborah D. Carosella	Director	March 30, 2023