Form 10-K/A
period 2022-12-31
Arcadia Biosciences, Inc.
filed 2023-04-13
CIK 1469443

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

As of April 6, 2023, the registrant had 857,572 shares of common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 30, 2023 (Original Filing), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2023 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

FORM 10-K/A

Amendment No. 1

i

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors (ages as of March 31, 2023):

Name	Age	Position
Stanley E. Jacot, Jr.	53	President and Chief Executive Officer
Thomas J. Schaefer	47	Chief Financial Officer
Laura Pitlik	49	Chief Marketing Officer
Kevin Comcowich	54	Chair of the Board of Directors
Albert D. Bolles, Ph.D.	65	Director
Deborah Carosella	66	Director
Lilian Shackelford Murray	64	Director
Amy Yoder	56	Director
Gregory D. Waller	73	Director

Executive Officers

Stanley E. Jacot, Jr. was appointed as our President and Chief Executive Officer in February 2022 and has served as a director of our Company since June 2022. He brings nearly 35 years of retail consumer marketing and executive leadership experience. Mr. Jacot served as president of Jane’s Dough Foods, a producer of frozen dough and pizza products including branded, private label and co-packed products, from 2015 to 2021. Prior to that, he was the vice president of marketing at Mission Foods and vice president of Borden Dairy Company’s branded dairy and yogurt division. Mr. Jacot has held a variety of senior marketing and operations positions with Conagra Foods Snacks and Kellogg Company. Mr. Jacot has a bachelor of science degree in marketing from DePaul University in Chicago, Illinois.

Thomas J. Schaefer was appointed as our Chief Financial Officer in January 2023. Mr. Schaefer is an accomplished finance executive with more than 20 years of investment and corporate finance experience. Mr. Schaefer joined Arcadia in July 2020 as senior director of finance and served as vice president of finance and investor relations for the company until his appointment as Chief Financial Officer. Prior to that, Mr. Schaefer was the director of finance at Flavor Producers, a portfolio company owned by the private equity firm GTCR that specializes in beverages and snacks, from June 2018 through July 2020. Mr. Schaefer worked as a consultant for Applied FP&A, LLC from January 2018 through June 2018. Prior to 2018, he held a number of finance roles with various companies and worked as an equity research analyst with Edward Jones early in his career. Mr. Schaefer, a chartered financial analyst, earned a bachelor of business administration in economics and finance from McKendree University in Lebanon, Illinois and a master of business administration from the Marshall School of Business at the University of Southern California.

Laura Pitlik was appointed as our Chief Marketing Officer in July 2021. She is an accomplished marketing executive, whose experience developing new products and brands began early in her career when she led the launch of Dr Pepper® Cherry and continued when she launched the first national line of all-natural breads, Nature’s Pride®, for Hostess Brands. Since then, she has continued to build deep expertise leading marketing and innovation efforts across Fortune 500, mid-sized and private equity-owned companies, growing brands including Wonder® Bread and On The Border® tortilla chips and salsas. Ms. Pitlik served as Senior Vice President of Air Care for Niteo products, a formulator and distributor of automotive, marine and recreational vehicle products, from August 2019 to July 2021, as Senior Vice President of Marketing and Innovation for Century Snacks, a food company, from June 2017 to August 2019, and as Vice President of Marketing and Innovation at Truco Enterprises from September 2014 to February 2017. Laura earned a BS in advertising and public relations from Texas Christian University and holds an MBA from the Cox School of Business at Southern Methodist University.

Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Non-employee Directors

Kevin Comcowich has served as a director of our Company since November 2016. From January 1, 2022 to February 2, 2022, he served as Interim Chief Executive Officer while the Company conducted a search for a permanent Chief Executive Officer. Before retiring in 2014, he was a founder and portfolio manager of HTX Energy Fund, a hedge fund, in Houston, Texas since 2012. He was previously the President and Chief Investment Officer (CIO) of Sound Energy Partners and served as Chief Information Officer and research analyst for Southport Energy Plus Partners Fund. Mr. Comcowich received his MBA from the University of Indiana and earned his bachelor’s degree from the College of the Holy Cross. We believe Mr. Comcowich is qualified to serve on our Board of Directors due to his extensive experience in financial leadership, business strategy, investment management and global capital market strategies.

Albert D. Bolles, Ph.D. joined our Board of Directors in May 2018. Dr. Bolles currently advises multiple companies in the consumer products sector in a broad range of business initiatives. He most recently completed his tenure as the Chief Executive Officer of Landec Corporation from June 2019 to August 2022. In this role, he successfully led profitability, operating, innovation and quality improvements enabling divestiture of the Curation Foods businesses, as well as transitioning the Lifecore Biomedical business from Landec to a stand-alone corporation. Prior to his appointment at Landec, Dr. Bolles served as Executive Vice President, Chief Technology and Operations Officer of ConAgra Foods, a leading consumer products food company with net sales exceeding $16 billion. Preceding that role, Dr. Bolles was Executive Vice President, Research, Quality and Innovation for ConAgra, championing the development and execution of multiple new and improved products, realizing incremental growth for ConAgra Foods and a multiyear pipeline to sustain and advance growth further. Before joining ConAgra in 2006, Dr. Bolles served as Vice President of worldwide research and development for PepsiCo Beverages and Foods and Quaker Foods, including product process, package and sensory R&D, Nutrition, Quality and Scientific & Regulatory Affairs. Dr. Bolles holds several patents and has won numerous awards for his contributions to the world of food science. He is a graduate of Michigan State University, where he earned Ph.D. and M.S. degrees in food science and a bachelor’s degree in microbiology. He currently serves as a director of SunOpta, a publicly traded company, where he is also on the Nominating and Governance Committee. We believe Dr. Bolles is qualified to serve on our Board of Directors because of his more than 30 years of experience in the consumer food industry in the areas of research and development, innovation, quality and end-to-end supply chain.

Lilian Shackelford Murray joined our Board of Directors in June 2018, and had previously served as a Board observer to the Company from March 2007 until May 2015. Ms. Murray is a Managing Member of Ponte Partners, a secondary investment management firm, since January 2019. Ms. Murray was also the founder and manager of Dovedale Investments, LLC, a money management firm, from January 2011 to February 2023. From 2002 to 2018, Ms. Murray served as a managing member of multiple investment management funds with Saints Capital. Ms. Murray was previously a managing director and senior healthcare banker at Prudential Volpe Technology Group and its predecessor, Volpe, Brown Whelan. Prior to Volpe, Ms. Murray was in investment banking with Wheat First Securities, Dean Witter Reynolds and EF Hutton. Ms. Murray’s prior board experience includes service as a director of eMedicine.com, Inc., which was sold to WebMD, LLC; Extended Care Information Network, Inc. which was sold to Allscripts Healthcare Solutions, Inc.; and LifeMasters Supported SelfCare, Inc. Ms. Murray received an MBA from Harvard Business School and a BS from the University of Virginia. Ms. Murray’s qualifications to serve on the Board include over 36 years of financial and management experience as a financial advisor, investment banker and managing director of investment funds, as well as her familiarity with the company’s business, operations and board functions from her previous service as a board observer.

Amy Yoder joined the Board in June 2017. Since January 2023, Ms. Yoder has served as the CEO of QC Supply, a company focused on providing retail services and distribution for the agricultural protein segment. From June 2015 to December 2022, she was the President and CEO of Anuvia Plant Nutrients, a company that creates enhanced plant nutrition products from recycled organic waste sources. From 2012 to 2015, Ms. Yoder was the

President and CEO of Arysta Life Science, a publicly-held agricultural solutions company. Ms. Yoder has also held a variety of senior sales, marketing and executive positions with companies throughout the agricultural and related industries, including Spectrum Brands, BioLab and United Agri Products. Ms. Yoder received a bachelor’s degree in agricultural technology and systems management from Michigan State University, with an emphasis in crop and soil science. She has served on boards of various agricultural associations and universities. We believe Ms. Yoder is qualified to serve on our Board of Directors due to her extensive experience across various agriculture sectors, deep knowledge of the capital markets and public board governance expertise.

Deborah Carosella joined our Board of Directors in February 2021. Ms. Carosella also serves as a director on the board of Landec Corporation where she is the chair of the compensation committee. Ms. Carosella has over 30 years of experience in the consumer products goods industry, with both large corporations and smaller, entrepreneurial, high growth companies. Ms. Carosella has extensive experience in the natural and organic foods industry, and particular expertise in general management, customer and consumer strategy, strategic marketing, brand and new product development, and innovation. She has served as a strategic consultant for various natural and organic food companies and as an advisor to select private equity firms since 2017. Previously, Ms. Carosella was CEO of Madhava Natural Sweeteners, a Boulder, Colorado-based natural and organic sweetener company until December 2016. Prior to Madhava, Ms. Carosella was Senior Vice President of Innovation and a member of the Executive Leadership Team at WhiteWave/Dean Foods. She joined WhiteWave/Dean Foods from ConAgra Foods, Inc. where she held various roles including Vice President, General Manager and Vice President, Strategic Marketing and Innovation and Executive Vice President New Platforms while serving on the Executive Leadership Team with business unit- specific and enterprise-wide responsibilities. Ms. Carosella began her career in the advertising, branding and innovation agency business, serving as President of her own agency after working for several years with large, multi-national agencies. We believe Ms. Carosella is qualified to serve on our Board of Directors because of her more than 30 years of experience in consumer products and specifically in the areas of strategic marketing, branding and new product innovation.

Gregory D. Waller has served as a director of the Company since June 2017. He has also served as a board member of Nuwellis, Inc. since August 2011, a publicly traded company. From October 2011 to October 2015, Mr. Waller was Chief Financial Officer of Ulthera Corporation, a privately-held company providing ultrasound technology for aesthetic and medical applications, which was sold to Merz North America in July 2014. From March 2006 until April 2011, Mr. Waller was Chief Financial Officer of Universal Building Products, a manufacturer of concrete construction accessories. Mr. Waller served as Vice President-Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc., a manufacturer and marketer of consumable dental products, from August 1993 until his retirement in May 2005 and was formerly the Vice President and Treasurer of Kerr, Ormco Corporation, and Metrex. Mr. Waller’s prior board experience includes service as a director for the following publicly-traded companies: Endologix Corporation, from November 2003 to October 2020; Cardiogenesis Corporation, from April 2007 until its acquisition by Cryolife in 2011; Clarient, Inc., from December 2006 until its acquisition by General Electric Company in December 2010; Biolase Technology, Inc., from October 2009 to August 2010; SenoRx, Inc., from May 2006 until its acquisition by C.R. Bard, Inc. in July 2010; and Alsius Corporation, from June 2007 until its acquisition by Zoll Medical Corporation in September 2009. Mr. Waller has a Master of Business Administration with a concentration in accounting from California State University, Fullerton. We believe Mr. Waller is qualified to serve as a member of our Board of Directors because of his 45 years of financial and management experience, as well as his familiarity with public company board functions from his service on the Boards of other public companies.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to the terms of our Certificate of Incorporation and bylaws. Our Board of Directors currently consists of seven directors, six of whom qualify as “independent” under the listing standards of The Nasdaq Stock Market.

Our bylaws permit our Board of Directors to establish by resolution the authorized number of directors, and as of March 31, 2023, seven directors are currently authorized.

In accordance with our Certificate of Incorporation and our bylaws, our Board of Directors is divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:

•
the Class I directors are Kevin Comcowich, Albert D. Bolles and Stanley E. Jacot, whose terms will expire at the annual meeting of stockholders to be held in 2025;
•
the Class II directors are Deborah Carosella and Gregory D. Waller, whose terms will expire at the annual meeting of stockholders to be held in 2023; and
•
the Class III directors are Amy Yoder and Lilian Shackelford Murray, and their terms will expire at the annual meeting of stockholders to be held in 2024.

The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change of control. Under Delaware law, our directors may be removed for cause by the affirmative vote of the holders of a majority of our outstanding voting stock. Directors may not be removed by our stockholders without cause.

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees, and the independence of each director, and has considered whether any director has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based on information provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board of Directors has determined that Dr. Bolles, Mses. Shackelford Murray, Yoder and Carosella, and Messrs. Comcowich and Waller do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC, and the listing standards of The Nasdaq Stock Market (the “Applicable Rules ”). In making these determinations, our Board of Directors considered the current and prior relationships that each director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director or affiliated entities, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

The Board of Directors also has determined that each director is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act.

Board Committees

Our Board of Directors currently has an audit committee, a compensation committee, and a nominating and governance committee. The composition and responsibilities of each of the committees of our Board of Directors are described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Audit Committee

Our audit committee is currently comprised of Mr. Waller and Mses. Shackelford Murray and Yoder, with Mr. Waller serving as audit committee chair. Our Board of Directors has determined that each of the members of our audit committee satisfies the requirements for independence and financial literacy under the current listing standards of The Nasdaq Stock Market and SEC rules and regulations, including Rule 10A-3. Our Board of Directors also has determined that Ms. Shackelford Murry and Mr. Waller are audit committee financial experts within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The responsibilities of our audit committee include, among other things:

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

Compensation Committee

Our compensation committee is currently comprised of Ms. Shackelford Murray and Messrs. Waller and Comcowich and Dr. Bolles, with Ms. Shackelford Murray serving as compensation committee chair. Mr. Comcowich did not serve on this committee while he served as our Interim Chief Executive Officer. Each member of our compensation committee meets the requirements for independence for compensation committee members under current Nasdaq Stock Market and SEC rules and regulations. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee is to discharge the responsibilities of our Board of Directors relating to compensation of our executive officers.

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

Our compensation committee has, as it has determined necessary, has engaged independent compensation consulting firms, to provide data and recommendations that the compensation committee has used in setting executive and non-employee director compensation.

Nominating and Governance Committee

Our nominating and governance committee is currently comprised of Mses. Yoder and Carosella and Mr. Comcowich, each of whom is a non-employee member of our Board of Directors, with Ms. Yoder serving as nominating and governance committee chair. Mr. Comcowich did not serve on this committee while he served as our Interim Chief Executive Officer. Each member of our nominating and governance committee meets the requirements for independence for compensation committee members under current Nasdaq Stock Market and SEC rules and regulations.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, Chief Marketing Officer, and other executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is available in the Investors section of our website at http://ir.arcadiabio.com under “Corporate Governance.” If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2022.

ITEM 11. EXECUTIVE COMPENSATION

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to the Board of Directors on its discussions, decisions and other actions. Our Chief Executive Officer makes recommendations to our compensation committee, attends committee meetings, and is involved in the determination of compensation for the respective executive officers that report to him, except that our Chief Executive Officer does not make recommendations as to his own compensation. Additionally, our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results, and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer other than the Chief Executive Officer, as well as each individual compensation component. Our compensation committee makes recommendations to the Board of Directors regarding compensation for our Chief Executive Officer. The independent members of the Board of Directors make the final decisions regarding executive compensation for our Chief Executive Officer.

The compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies.

2022 Summary Compensation Table

The following table provides information regarding the compensation during the fiscal years ended December 31, 2022 and 2021 of (i) each person who served as our chief executive officer during fiscal 2022; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2022 and whose total compensation for such year exceeded $100,000; and (iii) up to two additional individuals for whom disclosures would have been provided in this table under part (ii) of this sentence, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2022 (sometimes referred to collectively as the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Stanley E. Jacot, Jr.	2022	$307,023	—	—	$249,506	$192,938	—	$749,467
President and Chief Executive Officer	2021	—	—	—	—	—	—	—
Kevin Comcowich	2022	$138,088	—	—	$70,000	—	—	$208,088
Former Interim Chief Executive Officer (3)	2021	—	—	—	—	—	—	—
Pamela Haley	2022	$275,000	$16,800	—	$116,703	—	—	$408,503
Former Chief Financial Officer (4)	2021	$240,000	—	—	$224,336	$10,080	—	$474,416
Laura Pitlik	2022	$250,000	$17,500	—	$78,915	$106,500		$452,915
Chief Marketing Officer	2021	$110,577	$25,000	—	$182,522	$25,208	—	$343,307

(1) Amounts do not reflect compensation actually received by the officer. Instead, the amounts represent aggregate grant date fair value of options granted during 2022 computed in accordance with ASC Topic 718 Stock Compensation. The valuation assumptions used in determining such amounts are consistent with those described in Note 15 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2) The amounts shown for 2022 represent amounts earned pursuant to our Executive Incentive Bonus Plan for services in 2022, which were paid in 2023. The amounts shown for 2021 represent amounts earned pursuant to our Executive Incentive Bonus Plan for services in 2021, which were paid in 2022. The amounts for 2022 and 2021 were determined based on a weighting of the achievement of Financial and Individual Goals.

(3) Mr. Comcowich served as our Interim President and Chief Executive Officer from January 1, 2022 until February 2, 2022. For serving as a non-employee director in 2022, he received annual cash fees of $79,081, compensation of $25,000 for serving on a temporary transition committee to provide oversight to management in the Company’s transition to a CPG company and to oversee the recruitment of a new chief executive officer, and a stock option to purchase 1,377 shares of common stock with a value of $70,000, as presented in the “Non-Employee Director Compensation” tables below. These amounts are also included in the 2022 Summary Compensation Table. In addition, Mr. Comcowich received $34,077 in cash compensation to serve as our Interim Chief Executive Officer.

(4) Ms. Haley resigned as our Chief Financial Officer, effective as of January 3, 2023.

Named Executive Officer Employment Arrangements

Stanley E. Jacot, Jr. (President and Chief Executive Officer)

Mr. Jacot's starting compensation when appointed to the position of President and Chief Executive Officer in February 2022, included an annual base salary of $350,000 and a target bonus opportunity of 50% of his annual base salary. Additionally, Mr. Jacot was granted an inducement stock option on February 2, 2022 to purchase 7,902 shares of the Company’s common stock with an exercise price of $36.40 per share. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to his continued service through the applicable vesting dates. Mr. Jacot is eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

Kevin Comcowich (Former Interim Chief Executive Officer)

Mr. Comcowich was paid a salary of approximately $31,000 per month for serving as our Interim Chief Executive Officer. Mr. Comcowich did not enter into an employment agreement with us.

Pamela Haley (Former Chief Financial Officer)

In connection with the appointment of Ms. Haley to the position of Chief Financial Officer in October 2019, Ms. Haley’s annual base salary was increased to $240,000 and her target bonus opportunity was established at 35%. In March 2020, her 2019 bonus opportunity was increased to 40% of her annual base salary, prorated for the portion of 2019 during which she served as Chief Financial Officer. In February 2020, Ms. Haley was granted an option to purchase 1,000 shares of the common stock of the Company. Ms. Haley’s right to exercise the option vests over 4 years (1/48 per month), subject to her continued service. In January 2021, Ms. Haley was granted an option to purchase 2,125 shares of the common stock of the Company. Ms. Haley’s right to exercise the option vests over 4 years (1/48 per month), subject to her continued service. In March 2022, Ms. Haley’s annual base salary was increased to $275,000 and her target bonus opportunity was unchanged. In April 2022, Ms. Haley was granted options to purchase 2,200 shares of common stock of the Company. The stock option vests over 4 years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to her continued service. In August 2022, Ms. Haley was granted options to purchase 575 shares of the common stock of the Company. Ms. Haley's right to exercise the option vests over 3 years (1/3 per year), subject to her continued service. Ms. Haley is eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

On November 28, 2022, Pamela Haley provided notice to Arcadia Biosciences, Inc. (“Arcadia”) of her resignation as Arcadia’s chief financial officer, effective as of January 3, 2022.

Laura Pitlik (Chief Marketing Officer)

Ms. Pitlik’s starting compensation when hired in July 2021 included a base salary of $250,000, a signing bonus of $50,000, an annual incentive cash bonus targeted at 40% of base salary, and the grant of stock options to purchase 1,874 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. In April 2022, Ms. Pitlik was granted options to purchase 1,350 shares of common stock of the Company. The stock option vests over 4 years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to her continued service. In August 2022, Ms. Pitlik was granted options to purchase 575 shares of the common stock of the Company. Ms. Pitlik's right to exercise the option vests over 3 years (1/3 per year), subject to her continued service. Ms. Pitlik is eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

Severance and Change in Control Agreements

In February 2015, our Board approved severance and change in control agreements (the “CIC Agreements”) for each of our executive officers, the specific terms of which are discussed below. Other than for Mr. Jacot’s CIC Agreement, each of the CIC Agreements expires by its terms on the third anniversary of the effective date of such agreement.

Pursuant to the CIC Agreements, if we terminate an executive’s employment with us for a reason other than cause (as defined in the CIC Agreements) or the executive’s death or disability (as defined in the CIC Agreements) at any time other than during the twelve-month period immediately following a change of control (as defined in the CIC Agreements), then such executive will receive the following severance benefits from the Company: (i) severance in the form of base salary continuation for a period of six months (three months for Ms. Pitlik and nine months for Mr. Jacot); (ii) reimbursement for premiums paid for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, for the executive and the executive’s eligible dependents for up to six months (three months for Ms. Pitlik and nine months for Mr. Jacot); (iii) a pro-rated portion of the termination year bonus based on the percentage of the year that executive was employed by the Company in the year of termination and; and (iv) for Mr. Jacot, vesting shall accelerate as to those outstanding equity awards that would vest in the twelve months following the date of termination under normal vesting during that period as if Mr. Jacot were employed for all of that twelve month period. In addition, if Mr. Jacot resigns from employment with us for good reason (as defined in his CIC Agreement) other than during the twelve-month period immediately following a change of control, Mr. Jacot will receive the same severance benefits from the Company that Mr. Jacot would have received if he were terminated without cause.

If during the twelve-month period immediately following a change of control (as defined in the CIC Agreements), (x) we terminate an executive’s employment with us for a reason other than cause (as defined in the CIC Agreements) or the executive’s death or disability (as defined in the CIC Agreements), or (y) an executive resigns from such employment for good reason (as defined in the CIC Agreements), then, in lieu of the above described severance benefits, such executive shall receive the following severance benefits from the Company: (i) severance in the form of base salary continuation for a period of twelve months (three months for Ms. Pitlik); (ii) reimbursement for premiums paid for coverage pursuant to COBRA, for the executive and the executive’s eligible dependents for up to twelve months (three months for Ms. Pitlik); (iii) vesting shall accelerate as to 100% of all of the executive’s outstanding equity awards; and (iv) a pro-rated portion of the termination year bonus based on the percentage of the year that executive was employed by the Company in the year of termination. In addition, if other than during the twelve-month period immediately following a change of control, Mr. Jacot’s employment with the Company is terminated due to Mr. Jacot’s death or disability, then Jr. Jacot shall receive the following severance benefits: (i) vesting shall accelerate as to those outstanding equity awards that would vest in the twelve months following the date of termination under normal vesting during that period as if Mr. Jacot were employed for all of that twelve month period and (ii) a pro-rated portion of the termination year bonus based on the percentage of the year that Mr. Jacot was employed by the Company in the year of termination.

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

Mr. Comcowich did not enter into a CIC Agreement with us in connection with his service as our Interim Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our 2022 named executive officers as of December 31, 2022.

	Option Awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable(1)	Number of securities underlying unexercised options (#) unexercisable(1)		Option Exercise Price ($)	Option Expiration Date
Stanley E. Jacot Jr.	2,798	5,103	(2)	$36.40	2/2/2032
President and Chief Executive Officer
Kevin Comcowich	59	—		$1,376.00	10/30/2026
Former Interim Chief Executive Officer	75	—		$584.00	6/7/2027
	186	—		$432.00	6/6/2028
	403	—		$201.60	6/3/2029
	533	—		$147.60	6/1/2030
	131	—		$149.20	7/8/2030
	637	—		$115.60	6/2/2031
	—	1,377	(3)	$53.60	6/1/2032
Pamela Haley	3	—		$4,896.00	10/29/2024
Former Chief Financial Officer	8	—		$5,760.00	2/11/2025
	6	—		$1,712.00	8/18/2026
	125	—		$560.00	6/8/2027
	217	—		$185.20	9/18/2028
	91	11	(8)	$201.60	6/3/2029
	708	292	(9)	$196.40	2/3/2030
	1,017	1,108	(4)	$122.00	1/21/2031
	—	950	(5)	$50.80	4/11/2032
	—	1,250	(5)	$50.80	4/11/2032
	—	575	(6)	$37.60	8/16/2032
Laura Pitlik	703	1,171	(7)	$112.00	7/12/2031
Chief Marketing Officer	—	575	(5)	$50.80	4/11/2032
	—	775	(5)	$50.80	4/11/2032
	—	575	(6)	$37.60	8/16/2032

(1) Stock options granted to Ms. Haley and Ms. Pitlik to purchase our common stock were granted pursuant to our 2015 Omnibus Equity Incentive Plan. The stock options held by Mr. Jacot were granted as inducement grants in connection with his initial employment with us and were not granted pursuant to our 2015 Omnibus Equity Incentive Plan.

(2) The stock options vested as to 25% of the shares on February 2, 2023, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on January 31, 2026, subject to the executive officer’s continued service through each vesting date.

(3) Represents stock options granted to Mr. Comcowich in his capacity as a non-employee director. These stock options vest on the earlier of the one-year anniversary of the date of grant and the date of the Company’s next annual meeting of stockholders following the date of grant.

(4) The stock options vest in 48 equal installments beginning January 21, 2022, and ending January 31, 2026, subject to the executive officer’s continued service through each vesting date.

(5) The stock options will vest as to 25% of the shares on April 11, 2023, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on March 31, 2026, subject to the executive officer’s continued service through each vesting date.

(6) The stock options vest in 3 equal annual installments beginning August 16, 2023, and ending August 31, 2026, subject to the executive officer’s continued service through each vesting date.

(7) The stock options vested as to 25% of the shares on July 12, 2022, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on June 30, 2025, subject to the executive officer’s continued service through each vesting date.

(8) The stock options vested as to 25% of the shares on June 3, 2020, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on May 31, 2023, subject to the executive officer’s continued service through each vesting date.

(9) The stock options vest in 48 equal installments beginning February 2, 2020, and ending February 29, 2024, subject to the executive officer’s continued service through each vesting date.

Non-Employee Director Compensation

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2022. Directors who are also our employees receive no additional compensation for their service as a director. During the year ended December 31, 2022, Mr. Comcowich served as interim Chief Executive Officer for one month. Compensation for Mr. Comcowich is discussed in “Executive Compensation.”

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Kevin Comcowich (3)	$104,081	$70,000	$174,081
Albert D. Bolles, Ph.D.	$46,000	$30,000	$76,000
Deborah Carosella	$58,000	$30,000	$88,000
Gregory Waller	$64,000	$30,000	$94,000
Lilian Shackelford Murray	$59,500	$30,000	$89,500
Amy Yoder	$56,000	$30,000	$86,000

(1) Represents the cash annual retainer and the meeting attendance fees earned by the non-employee directors. Also includes $25,000 and $10,000 paid to Mr. Comcowich and Ms. Carosella, respectively, for serving on a temporary transition committee to provide oversight to management in the Company’s transition to a CPG company and to oversee the recruitment of a new chief executive officer.

(2) Amounts do not reflect compensation actually received by the non-employee director. Instead, the amounts represent aggregate grant date fair value of options granted during 2022 computed in accordance with ASC Topic 718 Stock Compensation. The valuation assumptions used in determining such amounts are consistent with those described in Note 15 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Mr. Comcowich, as the continuing non-employee chairman, received a grant of 1,377 stock options, which vest as described below. Dr. Bolles, Mr. Waller, Ms. Yoder, Ms. Shackelford Murray and Ms. Carosella, as continuing non-employee directors, each received a grant of 590 stock options, which vest as described below.

(3) While serving as Chair and Interim Chief Executive Officer in January 2022, Mr. Comcowich did not receive the annual cash retainer for serving as Chair. Mr. Comcowich’s compensation for serving as Interim Chief Executive Officer is present in the “2022 Summary Compensation Table” above.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2022.

Director Name	Option Grant Date	Number of Options Outstanding		Option Exercise Price Per Share ($)(1)	Option Expiration Date
Kevin Comcowich	10/30/2016	59	(2)	$1,376.00	10/30/2026
	6/7/2017	75	(2)	$584.00	6/7/2027
	6/6/2018	186	(2)	$432.00	6/6/2028
	6/3/2019	403	(2)	$201.60	6/3/2029
	6/1/2020	533	(2)	$147.60	6/1/2030
	7/8/2020	131	(2)	$149.20	7/8/2030
	6/2/2021	637	(2)	$115.60	6/2/2031
	6/1/2022	1,377	(3)	$53.60	6/1/2032
Albert D. Bolles, Ph.D.	5/12/2018	205	(2)	$366.40	5/12/2028
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(3)	$53.60	6/1/2032
Deborah Carosella	2/22/2021	546	(4)	$130.00	2/22/2031
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(3)	$53.60	6/1/2032
Lilian Shackelford Murray	6/6/2018	160	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	7/8/2020	18	(2)	$149.20	7/8/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(3)	$53.60	6/1/2032
Gregory D. Waller	6/7/2017	149	(2)	$584.00	6/7/2027
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(3)	$53.60	6/1/2032
Amy Yoder	8/7/2017	253	(2)	$344.00	8/7/2027
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(3)	$53.60	6/1/2032

(1) The option exercise price per share reflects the fair market value per share of our common stock on the date of grant.

(2) These options are fully vested.

(3) These options vest on the earlier of the one-year anniversary of the date of grant and the date of the Company’s next annual meeting.

(4) These options vest in three equal annual installments, with one-third of the shares subject to the option vesting on each of the first three anniversaries of the date of the award.

Non-Employee Director Compensation Policy

Cash Compensation

Each non-employee director receives an annual cash retainer of $30,000 for serving on our Board of Directors. The retainer is payable in arrears in equal quarterly installments, subject to such director’s continued service on the last day of the preceding quarter and prorated as necessary to reflect service commencement or termination during the quarter. In addition, each non-employee director shall receive the following amount for each regular meeting of the Board attended: (i) $2,500 if attendance is in person or via teleconference or (ii) $500 if attendance is through telephone; provided, however, that the total meeting fees may not exceed $10,000 per calendar year.

The chair and non-chair members of the Board’s three standing committees are entitled to the following additional annual cash fees (payable quarterly in arrears and prorated for partial service in a quarter):

Board Committee	Chair Fee	Non-Chair Member Fee
Audit Committee	$18,000	$7,500
Compensation Committee	$12,000	$6,000
Nominating and Governance Committee	$8,500	$4,500

The chair of the Board is entitled to an additional $40,000 annual cash fee (payable quarterly in arrears and prorated for partial service in a quarter). Mr. Comcowich did not receive any cash fees for serving as a director while he served as Interim Chief Executive Officer in 2022.

Equity Compensation

Upon joining the Board, each newly elected non-employee director (excluding an employee director who ceases to be an employee, but who remains a director) receives an initial option to purchase a number of shares of our common stock equal to (x) $60,000 divided by (y) the Black-Scholes value of a share on the date of grant, as determined consistent with the historical practices of the Company. This initial option will vest and become exercisable in three equal installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service through each vesting date. The per share exercise price for the initial option shall be equal to the fair market value for a share of our common stock on the date of grant, which shall be equal to the closing price of our common stock on the date of grant. An employee director who ceases to be an employee, but who remains a director, will not receive an option grant.

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

On the date of each annual meeting of our stockholders, the chair of the Board will be granted an additional annual option to purchase a number of shares of our common stock equal to (x) $40,000 divided by (y) the Black-Scholes value of a share on the date of grant, as determined consistent with the historical practices of the Company. This annual option for the chair of the Board will vest and become exercisable on the earlier of (i) the one-year anniversary of the date of grant or (ii) the date of our next annual meeting of stockholders, subject to the chair of the Board’s continued service through the vesting date. The per share exercise price for the annual option for the chair of the Board shall be equal to the fair market value for a share of our common stock on the date of grant.

Notwithstanding the vesting schedules described above, the vesting of each equity award will accelerate in full in case of a termination of directorship due to a change in control.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2023 by:

1.
each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
2.
each of our named executive officers;
3.
each of our directors; and
4.
all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on March 31, 2023.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2023. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 857,572 shares of our common stock outstanding as of March 31, 2023.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Arcadia Biosciences, Inc., 5950 Sherry Lane, Suite 215, Dallas, TX 75225.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Named Executive Officers, Directors and Director Nominees:
Stanley E. Jacot, Jr. (1)	2,798	*
Pamela Haley (2)	3,570	*
Laura Pitlik (3)	1,466	*
Kevin Comcowich (4)	3,901	*
Dr. Albert Bolles (5)	1,548	*
Lilian Shackelford Murray (6)	1,655	*
Gregory D. Waller (7)	1,492	*
Amy Yoder (8)	1,596	*
Deborah Carosella (9)	1,227	*
All current executive officers and directors as a group (9 persons) (10)	16,625	1.5%
5% Stockholders:
Sabby Volatility Warrant Master Fund, Ltd. (11)	803,926	9.9%
Armistice Capital Master Fund Ltd. (12)	1,144,322	9.9%
Altium Growth Fund Ltd. (13)	249,000	9.7%

*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1) Mr. Jacot is our current Chief Executive Officer. His beneficial ownership consists of (i) 2,798 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2023.

(2) Ms. Haley is our current Chief Financial Officer. Her beneficial ownership consists of (i) 128 shares of common stock and (ii) 3,442 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2023.

(3) Ms. Pitlik is our current Chief Marketing Officer. Her beneficial ownership consists of 1,466 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2023.

(4) Mr. Comcowich is the current chair of our Board of Directors. His beneficial ownership consists of (i) 500 shares of common stock and (ii) 3,401 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2023.

(5) Dr. Bolles serves as a member of our Board of Directors. His beneficial ownership consists of 1,548 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2023.

(6) Ms. Murray serves as a member of our Board of Directors. Her beneficial ownership consists of (i) 214 shares of common stock and (ii) 1,441 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2023.

(7) Mr. Waller serves as a member of our Board of Directors. His beneficial ownership consists of 1,492 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2023.

(8) Ms. Yoder serves as a member of our Board of Directors. Her beneficial ownership consists of 1,596 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2023.

(9) Ms. Carosella serves as a member of our Board of Directors. Her beneficial ownership consists of 1,227 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2023.

(10) Beneficial ownership consists of (i) 16,625 shares of common stock subject to options exercisable within 60 days of March 31, 2023, in each case beneficially owned by our current executive officers and directors.

(11) Shares beneficially owned before the offering includes 783,811 shares of common stock issuable upon exercise of warrants and preferred investment options. Under the terms of these warrants and preferred investment options, the holder may not exercise these instruments to the extent such exercise would cause such holder to beneficially own a number of shares of common stock that would exceed 4.99% or 9.99%, as applicable, of our then outstanding common stock following such exercise. The number of shares listed in the second column above does not reflect this limitation. Sabby Management, LLC is the investment manager of Sabby Volatility Warrant Master Fund, Ltd. and shares voting and investment power with respect to these shares in this capacity. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of Sabby Volatility Warrant Master Fund, Ltd. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities listed except to the extent of their pecuniary interest therein. The beneficial owner's address is c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.

(12) The shares beneficially owned before the offering includes 1,061,822 shares of common stock issuable upon exercise of warrants and preferred investment options. Under the terms of these warrants and preferred investment options, the holder may not exercise these instruments to the extent such exercise would cause such holder to beneficially own a number of shares of common stock that would exceed 4.99% or 9.99%, as applicable, of our then outstanding common stock following such exercise. The number of shares listed in the second column above does not reflect this limitation. These securities are directly held by (i) Armistice Capital Master Fund, Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The beneficial owner’s address is c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor, New York, NY 10022.

(13) Includes 166,000 shares underlying preferred investment options. Under the terms of these preferred investment options, the holder may not exercise these instruments to the extent such exercise would cause such holder to beneficially own a number of shares of common stock that would exceed 4.99% of our then outstanding common stock following such exercise. The number of shares listed in the second column above does not reflect this limitation. Jacob Gottlieb has sole voting and dispositive power over the securities held for the account of this beneficial owner. The beneficial owner’s address is 152 W. 57th Street, Floor 20, New York, NY 10019.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2022, we maintained three equity compensation plans, all of which were approved by the Board of Directors and our stockholders prior to our initial public offering in May 2015. The following table provides the information shown as of December 31, 2022 for each of the three plans and for certain warrants granted to entities.

Plan	Shares issuable upon exercise of outstanding plan options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Shares remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	53,575	(2)	$109.84	13,893	(3)
Equity compensation plans not approved by security holders	41,390	(4)	$165.52	—
Total	94,965		$134.11	13,893

(1) Includes the following plans: 2006 Stock Plan, 2015 Omnibus Equity Incentive Plan (“2015 Plan”), and 2015 Employee Stock Purchase Plan (“ESPP”). Only option grants were made under the 2006 Stock Plan and 2015 Plan.

(2) As of December 31, 2022, there were 60,002 outstanding options or other equity grants under the 2015 and 2006 Plans, and there had been purchases pursuant to the ESPP of 1,475 shares.

(3) There are no shares of common stock available for issuance under our 2006 Stock Plan, but that plan will continue to govern the terms of option and stock purchase rights granted thereunder. Any shares of common stock that are subject to outstanding awards under our 2006 Stock Plan that are issuable upon the exercise of stock options or purchase of shares pursuant to stock purchase rights that expire or become unexercisable for any reason without having vested or been exercised in full will generally be available for future grant and issuance as shares of common stock under our 2015 Plan. This number includes shares available for future issuance under our 2015 Plan and ESPP. The 2015 Plan provides that on the first day of each fiscal year beginning in 2016 and ending in 2025, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year or (ii) such other amount as the Board of Directors may determine. Our ESPP provides that on the first day of each fiscal year beginning in 2016, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 546 shares, (ii) 1% of the outstanding shares of our common stock on the first day of such fiscal year, or (iii) such other amount as the Board of Directors may determine.

(4) Consists of the following warrants to purchase shares of our common stock that were outstanding as of December 31, 2022: (i) 377 warrants issued on March 19, 2018 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $1,662.50 per share, (ii) 1,743 warrants issued on June 18, 2018 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $502.72 per share, (iii) 1,129 warrants issued on April 15, 2019 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the fifth anniversary of the issue date and have an exercise price of $247.20 per share, (iv) 2,500 warrants issued on April 15, 2019 to a consulting entity which vested in August 2019 upon the achievement of qualifying milestones, expire on the fifth anniversary of the issue date and have an exercise price of $247.20 per share, (v) 1,863 warrants issued on June 14, 2019 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $251.75 per share, (vi) 1,651 warrants issued on September 10, 2019 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of

$379.12 per share, (vii) 459 warrants issued on March 21, 2020 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the second anniversary of the issue date and have an exercise price of $100 per share, (viii) 1,743 warrants issued on May 18, 2020 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $245 per share, (ix) 805 warrants issued on July 8, 2020 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $198.75 per share, (x) 3,276 warrants issued on December 22, 2020 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $152.75 per share, (xi) 188 warrants issued on January 15, 2021 to a consulting entity that expire on the fifth and one-half anniversary of the issue date and that have an exercise price of $123.20 per share, (xii) 9,848 warrants issued on January 28, 2021 to a placement agent in an equity financing that expire on the fifth and one-half anniversary of the issue date and that have an exercise price of $159.60 per share, (xiii) 5,906 preferred investment options issued on August 16, 2022 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $52.94 per share, (xiv) 1,000 warrants issued on October 18, 2022 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the fifth anniversary of the issue date and that have an exercise price of $16 per share, (xv) 1,000 warrants issued on December 21, 2022 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the fifth anniversary of the issue date and that have an exercise price of $11.20 per share, and (xvi) 7,902 inducement options issued on February 2, 2022 to Stanley E. Jacot, Jr., President and Chief Executive Officer, that vested as to 25% of the shares on February 2, 2023, with the remaining 75% vesting in 36 equal monthly installments thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to director and executive officer compensation arrangements discussed above under “Executive Compensation,” since January 1, 2021, we have not been a party to any transactions in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest, other than as described below.

In 2021, the Company leased land on the island of Molokai, Hawaii from an entity owned by Kevin Comcowich, the Chair of the Company’s Board of Directors, and his wife. The Company used to grow hemp on this land to support the operations of its joint venture Archipelago Ventures Hawaii, until the expiration of the lease in February 2022. The original lease was executed in February 2019, covers 10 acres of land, has a term of two years and provides for rent payments of $1,200 per acre per year. In March and April 2020, the Company entered into two lease amendments for two additional 10-acre parcels and two additional 15-acre parcels, at the same lease rate of $1,200 per acre per year, and with a term of two years. The Company made lease payments in the amount of $0 and $84,000 during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company sold Archipelago equipment to Mr. Comcowich at fair value of $9,500.

We have entered into indemnification agreements with our non-employee directors. Each agreement provides, among other things, that we will indemnify the director to the fullest extent permissible under Delaware law against liabilities and certain expenses (including attorneys’ fees, judgments, fines and settlement amounts reasonably incurred by the officer in any action or proceeding), that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

On August 16, 2022, we sold to Armistice Capital Master Fund Ltd. (i) 2,450,000 shares of our common stock at a purchase price of $1.05876 per share, (ii) pre-funded warrants to purchase 2,272,506 shares of our common stock at a purchase price of $1.05866 per share of common stock underlying each such warrant and (iii) preferred investment options exercisable for a total of 4,722,506 shares of our common stock with an exercise price of $0.93376 per share.

On March 6, 2023, we sold to certain institutional and accredited investors (i) 165,500 shares of our common stock (the “2023 Shares”) at a purchase price per share of $9.00, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 500,834 shares of our common stock; (iii) Series A preferred investment options (the “Series A Investment Options”) to purchase up to a total of 666,334 shares of our common stock and (iv) Series B preferred investment options (the “Series B Investment Options”, and together with the Series A Investment Options, the “Investment Options”) to purchase up to a total of 666,334 shares of our common stock. The purchase price for the Pre-Funded Warrants was $8.9999 per share of common stock underlying each such warrant (equal to the purchase price per share of common stock, minus the exercise price of $0.0001). Each Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The Investment Options are exercisable at a price of $9.00 per share. Pursuant to this transaction, (i) Armistice Capital Master Fund Ltd. purchased 82,500 shares of common stock, 250,834 Pre-Funded Warrants, 333,334 Series A Investment Options and 333,334 Series B Investment Options, (ii) Sabby Volatility Warrant Master Fund, Ltd. purchased 250,000 Pre-Funded Warrants, 250,000 Series A Investment Options and 250,000 Series B Investment Options, and (iii) Altium Growth Fund Ltd. purchased 83,000 shares of common stock, 83,000 Series A Investment Options and 83,000 Series B Investment Options.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tempe, AZ, United States

The following table sets forth all fees accrued or paid to Deloitte & Touche LLP for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit Fees (1)	$608,420	$615,083
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	$1,895	$1,895
Total	$610,315	$616,978

(1) Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. Audit Fees in 2022 consisted of professional services rendered in connection with our 2022 financing transaction and the related Registration Statements on Form S-1, as well as the Registration Statement on Form S-3 and S-8. Audit Fees in 2021 also consisted of professional services rendered in connection with our 2021 financing transactions and the related Registration Statements on Form S-3, as well as the Registration Statement on Form S-8.

(2) All Other Fees consist of licensing fees for Deloitte & Touche LLP’s accounting research software.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2022 and 2021, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed by Deloitte & Touche LLP were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2022, there were no other professional services provided by Deloitte & Touche LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	2/28/2023

3.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-37383	3.1	12/8/2022

3.4	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	12/8/2022

4.1	Form of Registrant’s common stock certificate.	S-3	333-224061	4.1	3/30/2018

4.2	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	3/23/2018

4.3	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	6/14/2019

4.4	Form of Placement Agent Warrant.	8-K	001-37383	4.2	6/14/2019

4.5	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	9/9/2019

4.6	Form of Placement Agent Warrant.	8-K	001-37383	4.2	9/9/2019

4.7	Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-37383	4.7	3/30/2023

4.8	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	5/18/2020

4.9	Form of Placement Agent Warrant.	8-K	001-37383	4.2	5/18/2020

4.10	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	7/8/2020

4.11	Form of Placement Agent Warrant.	8-K	001-37383	4.2	7/8/2020

4.12	Form of Investor Warrant.	8-K	001-37383	4.1	12/22/2020

4.13	Form of Placement Agent Warrant.	8-K	001-37383	4.2	12/22/2020

4.14	Form of Investor Warrant.	8-K	001-37383	4.1	1/29/2021

4.15	Form of Placement Agent Warrant.	8-K	001-37383	4.2	1/29/2021

4.16	Form of Investor Pre-Funded Warrant.	8-K	001-37383	4.1	8/16/2022

4.17	Form of Investor Preferred Investment Option.	8-K	001-37383	4.2	8/16/2022

4.18	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.3	8/16/2022

10.1*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015

10.2*	2006 Stock Plan, as amended and restated, and form of agreement thereunder.	S-1	333-202124	10.8	2/17/2015

10.3*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	S-1	333-232858	10.9	7/26/2019

10.4*	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202124	10.10	5/11/2015

10.5*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015

10.6*	Amended and Restated Director Compensation Policy.	10-Q	001-37383	10.14	5/10/2016

10.7*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015

10.8	Base Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP, including Amendments 1-7.	S-1	333-229047	10.16	12/27/2018

10.9	Amendment No. 8 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.8	5/13/2020

10.10	Amendment No. 9 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.2	8/13/2020

10.11*	Employment letter for Laura Pitlik, Chief Marketing Officer.	10-Q	001-37383	10.1	11/15/2021

10.12*	Severance and Change In Control Agreement for Laura Pitlik.	10-Q	001-37383	10.2	11/15/2021

10.13*	Employment Letter for Stanley E. Jacot Jr., Chief Executive Officer	10-Q	001-37383	10.1	5/12/2022

10.14*	Severance and Change in Control Agreement for Stanley E. Jacot, Jr.	10-Q	001-37383	10.1	5/12/2022

10.15*	Inducement Option Grant for Stanley E. Jacot, Jr.	10-Q	001-37383	10.2	5/12/2022

10.16*	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer.	8-K/A	001-37383	10.1	1/5/2023

10.17+	Limited Liability Company Operating Agreement for Archipelago Ventures Hawaii, LLC, dated as of August 9, 2019.	8-K	001-37383	10.1	8/9/2019

10.18	Securities Purchase Agreement dated as of March 19, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	3/23/2018

10.19	Form of Registration Rights Agreement.	8-K	001-37383	10.2	3/23/2018

10.20	Form of Securities Purchase Agreement dated as of June 11, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2018

10.21	Form of Securities Purchase Agreement dated as of June 12, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2019

10.22	Form of Securities Purchase Agreement dated as of September 5, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	9/9/2019

10.23	Form of Letter Agreement, dated as of May 14, 2020.	8-K	001-37383	10.1	5/18/2020

10.24	Form of Letter Agreement, dated as of July 6, 2020.	8-K	001-37383	10.1	7/8/2020

10.25	Form of Securities Purchase Agreement dated as of December 18, 2020, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	12/22/2020

10.26	Form of Securities Purchase Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	1/29/2021

10.27	Form of Registration Rights Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	1/29/2021

10.28	Form of Securities Purchase Agreement, dated as of August 12, 2022, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	8/16/2022

10.29+	Master Transaction Agreement.	8-K	001-37383	10.2	12/22/2020

10.30+	Asset Purchase Agreement dated May 17, 2021, by and among Arcadia, Buyer, Seller, Eko, Lief, Zola and Parent.	8-K	001-37383	10.1	5/21/2021

21.1	List of subsidiaries of the Registrant.	S-1	333-262407	21.1	1/28/2022

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	10-K	001-37383	23.1	3/30/2023

24.1	Power of attorney (included in the signature page to this filing).	10-K	001-37383	24.1	3/30/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37383	32.1	3/30/2023

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37383	32.2	3/30/2023

101.INS	Inline XBRL Instance Document.					X^

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X^

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X^

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X^

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X^

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X^

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).					X^

* Indicates a management contract or compensatory plan or arrangement.

+ Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^ Previously filed on March 30, 2023 as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIA BIOSCIENCES, INC.

Date: April 13, 2023	By:	/s/ STANLEY E. JACOT JR.
Stanley E. Jacot Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2023	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ STANLEY E. JACOT JR.
Stanley E. Jacot Jr.	Director	April 13, 2023

/s/ ALBERT B. BOLLES
Albert D. Bolles	Director	April 13, 2023

/s/ KEVIN COMCOWICH
Kevin Comcowich	Director	April 13, 2023
/s/ LILIAN SHACKELFORD MURRAY
Lilian Shackelford Murray	Director	April 13, 2023

/s/ GREGORY D. WALLER
Gregory D. Waller	Director	April 13, 2023

/s/ AMY YODER
Amy Yoder	Director	April 13, 2023

/s/ DEBORAH D. CAROSELLA
Deborah D. Carosella	Director	April 13, 2023