Form 10-Q
period 2023-09-30
Arcadia Biosciences, Inc.
filed 2023-11-09
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 1,110,337 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,611	$20,644
Short-term investments	5,089	—
Accounts receivable and other receivables, net of allowance for doubtful accounts of $0 and $3 as of September 30, 2023 and December 31, 2022, respectively	304	1,221
Inventories, net — current	2,657	2,321
Assets held for sale	87	87
Prepaid expenses and other current assets	1,093	795
Current assets of discontinued operations	165	330
Total current assets	20,006	25,398
Property and equipment, net	468	680
Right of use asset	1,147	1,848
Inventories, net — noncurrent	1,624	767
Intangible assets, net	40	40
Other noncurrent assets	181	165
Noncurrent assets of discontinued operations	—	24
Total assets	$23,466	$28,922
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,602	$2,855
Amounts due to related parties	46	48
Operating lease liability — current	924	1,010
Other current liabilities	282	270
Current liabilities of discontinued operations	31	26
Total current liabilities	3,885	4,209
Operating lease liability — noncurrent	347	1,007
Common stock warrant and option liabilities	1,836	806
Other noncurrent liabilities	2,000	2,000
Total liabilities	8,068	8,022
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 1,110,337 and 616,079 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	65	65
Additional paid-in capital	284,371	278,827
Accumulated other comprehensive income	87	—
Accumulated deficit	(268,987)	(257,859)
Total stockholders’ equity	15,536	21,033
Non-controlling interest	(138)	(133)
Total stockholders' equity	15,398	20,900
Total liabilities and stockholders’ equity	$23,466	$28,922

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product	$1,597	$1,543	$4,150	$5,685
Royalty	—	17	—	117
License	—	10	10	872
Total revenues	1,597	1,570	4,160	6,674
Operating expenses (income):
Cost of revenues	1,102	1,128	2,630	5,201
Research and development	305	255	1,055	1,009
Gain on sale of Verdeca	—	—	—	(1,138)
Change in fair value of contingent consideration	—	—	—	(70)
Gain on sale of property and equipment	(11)	—	(36)	(386)
Selling, general and administrative	3,443	4,178	11,085	11,407
Total operating expenses	4,839	5,561	14,734	16,023
Loss from continuing operations	(3,242)	(3,991)	(10,574)	(9,349)
Interest income	133	95	538	123
Other income, net	17	43	36	13
Valuation loss on March 2023 PIPE	—	—	(6,076)	—
Change in fair value of common stock warrant and option liabilities	608	1,880	5,965	1,880
Issuance and offering costs allocated to liability classified options	—	(314)	(430)	(314)
Net loss from continuing operations before income taxes	(2,484)	(2,287)	(10,541)	(7,647)
Income tax provision	—	(1)	(1)	(1)
Net loss from continuing operations	(2,484)	(2,288)	(10,542)	(7,648)
Net loss from discontinued operations	(83)	(589)	(591)	(3,636)
Net loss	(2,567)	(2,877)	(11,133)	(11,284)
Net loss attributable to non-controlling interest	—	(10)	(5)	(152)
Net loss attributable to common stockholders	$(2,567)	$(2,867)	$(11,128)	$(11,132)
Net loss per share attributable to common stockholders:
Basic and diluted from continuing operations	$(1.83)	$(3.71)	$(8.81)	$(13.05)
Basic and diluted from discontinued operations	$(0.06)	$(0.96)	$(0.49)	$(6.33)
Net loss per basic and diluted share attributable to common stockholders	$(1.89)	$(4.67)	$(9.31)	$(19.37)
Weighted-average number of shares used in per share calculations:
Basic and diluted	1,359,511	613,814	1,195,354	574,621
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	$66	$—	$87	$—
Other comprehensive income	$66	$—	$87	$—
Comprehensive loss attributable to common stockholders	$(2,501)	$(2,867)	$(11,041)	$(11,132)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2022	616,079	$65	$278,827	$(257,859)	$—	$(133)	$20,900
Issuance of shares related to March 2023 PIPE	165,500	—	4,740	—	—	—	4,740
Modification of warrants related to March 2023 PIPE	—	—	219	—	—	—	219
Issuance of shares related to August 2022 pre-funded warrants exercise	56,813	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	88	—	5	—	—	—	5
Issuance of shares related to reverse stock split	19,092	—	—	—	—	—	—
Stock-based compensation	—	—	212	—	—	—	212
Net loss	—	—	—	(9,384)	—	—	(9,384)
Balance at March 31, 2023	857,572	$65	$284,003	$(267,243)	$—	$(133)	$16,692
Issuance of shares related to March 2023 pre-funded warrants exercise	250,834	—	—	—	—	—	—
Issuance of shares related to reverse stock split	26	—	—	—	—	—	—
Stock-based compensation	—	—	199	—	—	—	199
Unrealized gains on available-for-sale securities	—	—	—	—	21	—	21
Net income	—	—	—	823	—	(5)	818
Balance at June 30, 2023	1,108,432	$65	$284,202	$(266,420)	$21	$(138)	$17,730
Issuance of shares related to employee stock purchase plan	1,905	—	7	—	—	—	7
Stock-based compensation	—	—	162	—	—	—	162
Unrealized gains on available-for-sale securities	—	—	—	—	66	—	66
Net loss	—	—	—	(2,567)	—	—	(2,567)
Balance at September 30, 2023	1,110,337	$65	$284,371	$(268,987)	$87	$(138)	$15,398

	Common Stock		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2021	554,609	$63	$257,515	$(226,485)	$103	$31,196
Reclassification upon adoption of ASU 2020-06	—	—	19,390	(15,998)	—	3,392
Issuance of shares related to employee stock purchase plan	118	—	4	—	—	4
Stock-based compensation	—	—	260	—	—	260
Net loss	—	—	—	(4,488)	(122)	(4,610)
Balance at March 31, 2022	554,727	$63	$277,169	$(246,971)	$(19)	$30,242
Stock-based compensation	—	—	323	—	—	323
Net loss	—	—	—	(3,777)	(20)	(3,797)
Balance at June 30, 2022	554,727	$63	$277,492	$(250,748)	$(39)	$26,768
Issuance of shares related to August 2022 Offering	61,250	2	1,174	—	—	1,176
Offering costs related to August 2022 Offering	—	—	(365)	—	—	(365)
Issuance of shares related to employee stock purchase plan	102	—	3	—	—	3
Stock-based compensation	—	—	314	—	—	314
Net loss	—	—	—	(2,867)	(10)	(2,877)
Balance at September 30, 2022	616,079	$65	$278,618	$(253,615)	$(49)	$25,019

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,133)	$(11,284)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(5,965)	(1,880)
Change in fair value of contingent consideration	—	(70)
Issuance and offering costs allocated to liability classified options	430	314
Valuation loss on March 2023 PIPE	6,076	—
Depreciation	227	354
Amortization of intangible assets	—	39
Lease amortization	535	686
Impairment of intangible assets	—	72
Gain on disposal of property and equipment	(36)	(386)
Stock-based compensation	573	897
Bad debt expense	—	32
Gain on sale of Verdeca	—	(1,138)
Write-down of inventories	444	1,530
Impairment of property and equipment	—	370
Changes in operating assets and liabilities:
Accounts receivable and other receivables	249	(534)
Inventories	(1,388)	1,071
Prepaid expenses and other current assets	(284)	(90)
Other noncurrent assets	(13)	15
Accounts payable and accrued expenses	(300)	(890)
Amounts due to related parties	(2)	(17)
Other current liabilities	11	6
Operating lease liabilities	(573)	(718)
Net cash used in operating activities	(11,149)	(11,621)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	42	897
Proceeds from sale of Verdeca — earn-out received	569	285
Purchases of property and equipment	(5)	(46)
Purchases of investments	(5,002)	—
Net cash (used in) provided by investing activities	(4,396)	1,136
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, pre-funded warrants and preferred investment options from March 2023 PIPE	5,997	—
Payments of offering costs relating to March 2023 PIPE	(497)	—
Proceeds from issuance of common stock, pre-funded warrants and preferred investment options from August 2022 Offering	—	5,000
Payments of offering costs relating to August 2022 Offering	—	(488)
Proceeds from ESPP purchases	12	7
Net cash provided by financing activities	5,512	4,519
Net decrease in cash and cash equivalents	(10,033)	(5,966)
Cash and cash equivalents — beginning of period	20,644	28,685
Cash and cash equivalents — end of period	$10,611	$22,719
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock warrant liabilities reclassified to equity upon adoption of ASU 2020-06	$—	$3,392
Common stock options issued to placement agent and included in offering costs related to August 2022 RDO securities purchase agreement	$—	$191
Common stock options issued to placement agent and included in offering costs related to March 2023 PIPE	$212	$—
Right of use assets obtained in exchange for new operating lease liabilities	$—	$114
Proceeds from sale of Verdeca in accounts receivable and other receivables	$—	$854
Warrant and option modifications included in Valuation loss on March 2023 PIPE	$404	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Organization

Arcadia Biosciences, Inc. (the "Company," "Arcadia" or "management"), was incorporated in Arizona in 2002 and maintains its headquarters in Dallas, Texas, with additional office space in Davis and Sacramento, California, and additional facilities in American Falls, Idaho. The Company was reincorporated in Delaware in March 2015.

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

In May 2021, the Company’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”) acquired the businesses of Eko, Lief, and Zola. The acquisition included consumer CBD brands like Soul Spring™, a CBD-infused botanical therapy brand in the natural category, Saavy Naturals™, a line of natural body care products and ProVault™, a CBD-infused sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively "body care brands"). Also included in the purchase was Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand.

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

In February 2012, the Company formed Verdeca, which was equally owned with Bioceres. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies. In November 2020, Arcadia sold its membership interest in Verdeca to Bioceres in a transaction in which Arcadia received cash, shares of Bioceres stock and a royalty stream of up to $10.0 million on sales of Haab 4 soybeans (“HB4”). An additional $2.0 million in cash is to be paid upon achievement by Verdeca of reaching commercial plantings of at least 200,000 hectares of HB4 or China approving the HB4 soybean trait for “food and feed”. During 2022, Bioceres received China's approval of the HB4 soybean trait and as a result, Arcadia recorded license revenue of $862,000 and a gain on sale of Verdeca of $1.1 million on the condensed consolidated statements of operations and comprehensive loss. The Company received the full payment of $2.0 million as of September 30, 2023.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $10,000 and $152,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the three and nine months ended September 30, 2022, respectively. There was minimal activity during the three and nine months ended September 30, 2023. The non-controlling partner’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets.

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

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current year presentation. For a discussion of the reclassification of the financial presentation of our former body care brands reported as discontinued operations, see “Discontinued Operations” section below. Unless otherwise noted, amounts and disclosures throughout these notes to condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of September 30, 2023, the Company had an accumulated deficit of $269.0 million, cash and cash equivalents of $10.6 million and short-term investments of $5.1 million. For the nine months ended September 30, 2023, the Company had net losses of $11.1 million and net cash used in operations of $11.1 million. For the twelve months ended December 31, 2022, the Company had net losses of $15.6 million and net cash used in operations of $14.0 million.

With cash and cash equivalents of $10.6 million and short-term investments of $5.1 million as of September 30, 2023, the Company believes that its existing cash, cash equivalents and short-term investments will not be sufficient to meet its anticipated cash requirements for at least the next 12-18 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Discontinued Operations

In July 2023, management made the decision to exit its body care brands as a result of continued pressure on the CBD market due to regulatory uncertainty. This decision will streamline the business and allow the Company to focus on growth of the its other “core” brands, which consist of the GoodWheat portfolio and Zola. Body care operations ceased as of September 30, 2023. In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the condensed consolidated balance sheets and the results of the discontinued operations as a separate component of income on the condensed consolidated statements of operations and comprehensive loss for all periods presented.

Major classes of line items constituting the balance sheet of discontinued operations:

(In thousands)	September 30, 2023	December 31, 2022
Assets
Accounts receivable and other receivables	$165	$66
Inventories, net — current	—	250
Prepaid expenses and other current assets	—	14
Property and equipment, net	—	24
Total assets	$165	$354

Liabilities
Accounts payable and accrued expenses	$31	$26
Total liabilities	$31	$26

Major classes of line items constituting net loss from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)
Product revenue	$37	$308	$373	$2,282
Cost of revenues	(34)	(214)	(313)	(3,046)
Impairment of intangible assets	—	—	—	(72)
Impairment of property and equipment	—	(24)	—	(370)
Selling, general and administrative	(86)	(659)	(651)	(2,430)
Net loss from discontinued operations	$(83)	$(589)	$(591)	$(3,636)

The following table presents significant non-cash items of discontinued operations:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Depreciation	$24	$83
Impairment of intangible assets	$—	$72
Write-down of inventories	$—	$806
Impairment of property and equipment	$—	$370
Accounts receivable and other receivables	$(99)	$517
Inventories	$250	$(247)
Prepaid expenses and other current assets	$14	$125
Accounts payable and accrued expenses	$5	$(396)

There were no other significant operating or investing non-cash items for the nine months ended September 30, 2023 and 2022.

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

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded inventory write-downs of $252,000 and $444,000 related to packaging materials, hemp seed and GoodWheat during the three and nine months ended September 30, 2023. The Company recorded write-downs of CBD oil of $15,000 during the three months ended September 30, 2022 and of wheat, hemp seed, CBD oil and body care inventories of $1.5 million during the nine months ended September 30, 2022. Of inventory write-downs during the nine months ended September 30, 2022, $394,000 was related to the Radiance Beauty licensing agreement. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$530	$610
Goods in process	133	—
Finished goods	3,618	2,478
Inventories	$4,281	$3,088

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$513	$679
Software and computer equipment	377	383
Machinery and equipment	440	450
Furniture and fixtures	48	83
Vehicles	302	306
Leasehold improvements	1,590	1,590
Property and equipment, gross	3,270	3,491
Less: accumulated depreciation and amortization	(2,802)	(2,811)
Property and equipment, net	$468	$680

Depreciation expense was $89,000 and $227,000 for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $77,000 and $354,000 for the three and nine months ended September 30, 2022, respectively.

As of December 31, 2022, there was $10,000 of construction in progress included in property and equipment that had not been placed into service and was not subject to depreciation. As of September 30, 2023, there was no construction in progress included in property and equipment.

Property and equipment are considered assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property and equipment held for sale prior to the sale date is separately presented, within current assets, on the condensed consolidated balance sheet as assets held for sale.

During the three and nine months ended September 30, 2023, management sold property and equipment and realized a gain on sale of $11,000 and $36,000, respectively, recorded on the condensed consolidated statements of operations and comprehensive loss, with proceeds of $5,000 and $42,000, respectively. During the three and nine months ended September 30, 2022, management initiated the sale of property and equipment related to the Davis laboratory and Archipelago, respectively. The Company completed the sale of a portion of such property and equipment with a gain on sale of property and equipment in the amount of $0 and $386,000 recorded on the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022, respectively. The proceeds related to the sale of property and equipment during the three and nine months ended September 30, 2022 were $5,000 and $897,000, respectively.

Property and equipment related to Archipelago, in the amount of $87,000, have been classified as assets held for sale, and are recorded at fair value as of September 30, 2023 and December 31, 2022. The fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used. In October 2023, the Company sold some of these assets for total proceeds of $65,000.

5. Investments and Fair Value Instruments

Available-for-Sale Investments

The Company classified short-term investments as “available-for-sale.” These short-term investments are free of trading restrictions. The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses are included in accumulated other comprehensive loss, which is reflected as a separate component of stockholder’s equity in the condensed consolidated balance sheets. Gains and losses are recognized when realized in the condensed consolidated statements of operations and comprehensive loss.

The following tables summarize the amortized cost and fair value of the investment securities portfolio at September 30, 2023 and December 31, 2022 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2023
Cash equivalents:
Money market funds	$8,672	$—	$—	$8,672
Short-term investments:
Treasury bills	5,002	87	—	5,089
Total Assets at Fair Value	$13,674	$87	$—	$13,761

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2022
Cash equivalents:
Money market funds	$18,620	$—	$—	$18,620
Total Assets at Fair Value	$18,620	$—	$—	$18,620

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of September 30, 2023.

Fair Value Measurement

The fair value of the investment securities at September 30, 2023 were as follows:

	Fair Value Measurements at September 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$8,672	$—	$—	$8,672
Short-term investments:
Treasury bills	5,089	—	—	5,089
Total Assets at Fair Value	$13,761	$—	$—	$13,761

The fair value of the investment securities at December 31, 2022 were as follows:

	Fair Value Measurements at December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$18,620	$—	$—	$18,620
Total Assets at Fair Value	$18,620	$—	$—	$18,620

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2023 or 2022. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities. For short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2023 and December 31, 2022 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah, Inc. ("Anawah") acquisition as described in Note 13, as well as preferred investment options related to the March 2023 Private Placement and August 2022 Registered Direct offerings described in Note 9.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of September 30, 2023 and December 31, 2022, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions as of September 30, 2023 and December 31, 2022:

	March 2023 Options - Series A & March 2023 Placement Agent Options		March 2023 Options - Series B		August 2022 Options & August 2022 Placement Agent Options
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Remaining term (in years)	4.42	—	0.86	—	3.92	4.67
Expected volatility	106.3%	—	89.9%	—	92.2%	106.2%
Risk-free interest rate	4.7%	—	5.5%	—	4.7%	4.0%
Expected dividend yield	0%	—	0%	—	0%	0%

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

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	March 2023 Options - Series A	March 2023 Options - Series B	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Contingent Liabilities	Total
Balance as of December 31, 2022	$—	$—	$—	$767	$39	$2,000	$2,806
Initial recognition	4,324	2,274	212	—	—	—	6,810
Change in fair value and other adjustments	(2,934)	(2,090)	(146)	(575)	(35)	—	(5,780)
Balance as of September 30, 2023	$1,390	$184	$66	$192	$4	$2,000	$3,836

Assets classified as held for sale are recorded at fair value as of September 30, 2023. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy as the fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of September 30, 2023, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3.1 million and $3.0 million, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the condensed consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $10,000 and $152,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the three and nine months ended September 30, 2022, respectively. There was minimal activity during the three and nine months ended September 30, 2023. Legacy’s equity interests are presented as non-controlling interests on the condensed consolidated balance sheets. Refer to Note 1 for basis of presentation.

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

8. Leases

Operating Leases

As of September 30, 2023, the Company leases office space in Dallas, TX, Davis and Sacramento, CA, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases the Davis office to third parties. In 2022, the Company terminated its lease for office space in Chesterfield, MO effective September 30, 2022. The original lease term was scheduled to expire in May 2024. As a result, the Company paid $47,000 in early termination fees. In addition, the Company subleased the facility in Chatsworth, CA to Radiance Beauty as part of the licensing agreement beginning November 1, 2022 for the remainder of the lease term. During 2022, the Company entered into an agreement to lease office space in Dallas, TX. The lease commenced in July 2022.

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

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Right of use asset	$1,147	$1,848
Total leased assets		$1,147	$1,848
Liabilities
Current - Operating	Operating lease liability- current	$924	$1,010
Noncurrent - Operating	Operating lease liability- noncurrent	347	1,007
Total leased liabilities		$1,271	$2,017

Lease Cost	Classification	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease cost	SG&A and R&D Expenses	$191	$271	$572	$815
Short term lease cost	R&D Expenses	3	(7)	10	4
Sublease income (1)	SG&A and R&D Expenses	(111)	(99)	(329)	(276)
Net lease cost		$83	$165	$253	$543

(1)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	1.9	2.4
Weighted-average discount rate	6.4%	6.0%

9. Equity Financing

March 2023 Private Placement

In March 2023, the Company issued in a private placement offering (the “March 2023 Private Placement”) pursuant to a securities purchase agreement (“March 2023 Purchase Agreement”) (i) 165,500 shares of its common stock, (ii) pre-funded common stock purchase warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to 500,834 shares of common stock, at an exercise price of $0.0001 per share, (iii) Series A preferred investment options (the “March 2023 Options - Series A") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and (iv) Series B preferred investment options (the “March 2023 Options - Series B”, and together with the March 2023 Options - Series A, the "March 2023 Options") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and raised total gross proceeds of $6.0 million. The March 2023 Private Placement closed on March 6, 2023. The March 2023 Pre-Funded Warrants became exercisable upon issuance and are exercisable until exercised in full. The March 2023 Options - Series A are exercisable at any time at the option of the holder and expire 5 years from the date of issuance. The March 2023 Options - Series B are exercisable at any time at the option of the holder and expire 1.5 years from the date of issuance. During the nine months ended September 30, 2023, 250,834 Pre-Funded Warrants were exercised.

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

The March 2023 Options and March 2023 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model on March 6, 2023 with the following assumptions for the Series A Investment Options: volatility of 128.55%, stock price of $7.61 and risk-free rate of 4.27%. The following assumptions were utilized for the Series B Investment Options: volatility of 103.33%, stock price of $7.61 and risk-free rate of 4.97%. The estimated fair value of the liability classified March 2023 Options issued was $6.6 million. The estimated fair value of the common stock option liabilities was subsequently remeasured at September 30, 2023 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

In August 2022, the Company entered into a securities purchase agreement (the “August 2022 Purchase Agreement”) pursuant to which it sold (i) 61,250 registered shares of its common stock, pursuant to the 2022 Shelf Registration Statement, (ii) pre-funded common stock purchase warrants (the “August 2022 Pre-Funded Warrants”) to purchase up to 56,813 shares of common stock, at an exercise price of $0.004 per share, which the August 2022 Pre-Funded Warrants were registered under the 2022 Shelf Registration Statement, and (iii) unregistered preferred investment options (the "August 2022 Options") to purchase up to 118,063 shares of common stock, at an exercise price of $37.35 per share, for total gross proceeds of $5.0 million (the “August 2022 Registered Direct Offering”). The August 2022 Registered Direct Offering closed on August 16, 2022. The August 2022 Pre-Funded Warrants became exercisable upon issuance and were fully exercised during the nine months ended September 30, 2023. The August 2022 Options became exercisable upon issuance and expire 5 years after the date of issuance. In connection with the August 2022 Registered Direct Offering, the Company granted to a placement agent preferred investment options ("August 2022 Placement Agent Options") to purchase a total of 5,904 shares of common stock that have an exercise price per share equal to $52.80 and a term of five years.

The August 2022 Options and August 2022 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model on August 16, 2022 with the following assumptions: volatility of 128.46%, stock price of $37.60, risk-free rate of 2.97% and a term of 5 years. The estimated fair value of the common stock option liabilities was subsequently remeasured at September 30, 2023 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

10. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of September 30, 2023 and December 31, 2022, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2022	Outstanding at December 31, 2022	Exercised during the Nine Months Ended September 30, 2023	Outstanding at September 30, 2023
March 2023 Pre-Funded Warrants	March 2023	perpetual	$—	—	—	(250,834)	250,000
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	—	1,000	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	—	1,000	—	1,000
August 2022 Pre-Funded Warrants	August 2022	perpetual	$—	—	56,813	(56,813)	—
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	—	9,846	—	9,846
January 2021 Service and Performance Warrants (1)(3)	January 2021	2 years	$123.20	—	188	—	—
December 2020 Warrants (4)	December 2020	5.5 years	$9.00	—	16,367	—	16,367
December 2020 Warrants	December 2020	5.5 years	$120.00	—	49,100	—	49,100
December 2020 Placement Agent Warrants	December 2020	5 years	$152.80	—	3,274	—	3,274
July 2020 Warrants (4)	July 2020	5.5 years	$9.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	—	802	—	802
May 2020 Warrants (4)	May 2020	5 years	$9.00	—	9,946	—	9,946
May 2020 Warrants	May 2020	5 years	$191.20	—	24,863	—	24,863
May 2020 Placement Agent Warrants	May 2020	5 years	$245.20	—	1,741	—	1,741
March 2020 Service and Performance Warrants (1)(3)	March 2020	3 years	$100.00	—	459	—	—
September 2019 Placement Agent Warrants	September 2019	5 years	$379.20	—	1,649	—	1,649
June 2019 Placement Agent Warrants	June 2019	5 years	$251.60	—	1,862	—	1,862
April 2019 Service and Performance Warrants (1)	April 2019	5 years	$247.20	—	3,629	—	3,629
June 2018 Placement Agent Warrants (3)	June 2018	5 years	$502.80	—	1,741	—	—
March 2018 Placement Agent Warrants (3)	March 2018	5 years	$1,662.40	—	376	—	—
January 2021 Warrants (2)(4)	January 2021	5.5 years	$9.00	—	7,831	—	7,831
January 2021 Warrants (2)	January 2021	5.5 years	$125.20	—	90,629	—	90,629
September 2019 Warrants (2)(4)	September 2019	5.5 years	$9.00	—	9,892	—	9,892
September 2019 Warrants (2)	September 2019	5.5 years	$300.80	—	6,594	—	6,594
June 2019 Warrants (2)	June 2019	5.5 years	$200.00	—	10,896	—	10,896
March 2018 Warrants (2)(3)	March 2018	5 years	$429.20	—	16,036	—	—
Total				—	342,570	(307,647)	516,957

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

(3) These warrants expired in the during the nine months ended September 30, 2023.

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

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2022	Outstanding at December 31, 2022	Exercised during the Nine Months Ended September 30, 2023	Outstanding at September 30, 2023
March 2023 Options - Series A	March 2023	5 years	$9.00	—	—	—	666,334
March 2023 Options - Series B	March 2023	1.5 years	$9.00	—	—	—	666,334
March 2023 Placement Agent Options	March 2023	5 years	$11.25	—	—	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	—	118,063	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	5,904	—	5,904
Total				—	123,967	—	1,489,952

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

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 3,000 shares. On February 2, 2022, Stanley Jacot, Jr. was hired as the new president and chief executive officer of the Company. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company has filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants have been issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of September 30, 2023, a total of 86,834 shares of common stock were reserved for issuance under the 2015 Plan, of which 11,357 shares of common stock are available for future grant. As of September 30, 2023, a total of 103 and 75,477 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2022, a total of 103 and 51,421 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 8,477 inducement options were outstanding as of September 30, 2023 and December 31, 2022.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2022	60,002	$114.80	$—
Options granted	26,021	6.38	—
Options exercised	—	—	—
Options forfeited	(1,755)	32.02	39,062
Options expired	(210)	118.35	—
Outstanding — Balance at September 30, 2023	84,058	$82.71	$—
Vested and expected to vest — September 30, 2023	76,998	$87.65	$—
Exercisable — September 30, 2023	35,364	$143.59	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of September 30, 2023, there was $833,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.0 years.

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (years)	—	5.69	7.06	6.41
Expected volatility	—	122%	124%	122%
Risk-free interest rate	—	2.99%	3.61%	2.59%
Dividend yield	—	—	—	—

There were no option grants during the three months ended September 30, 2023.

The Company recognized $162,000 and $573,000 of compensation expense for stock options awards during the three and nine months ended September 30, 2023, respectively. The Company recognized $314,000 and $897,000 of compensation expense for stock options awards for the three and nine months ended September 30, 2022, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of September 30, 2023, the number of shares of common stock reserved for future issuance under the ESPP is 7,265. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of September 30, 2023, 3,468 shares had been issued under the ESPP. The Company recorded $7,000 and $12,000 of ESPP related compensation expense during the three and nine months ended September 30, 2023, respectively. The Company recorded $1,000 and $3,000 of ESPP related compensation expense for the three and nine months ended September 30, 2022, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three and nine months ended September 30, 2023 and 2022. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

During the nine months ended September 30, 2023, there were no material changes to the Company’s uncertain tax positions.

In February 2023, the Company received notification from the Internal Revenue Service that our Archipelago joint venture was selected for audit for the 2021 tax year. The Opening Conference was held on April 24, 2023. Management received the IRS agent’s Initial Document Request in April 2023 and has provided the documents requested. The Company is currently not under audit for state purposes.

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

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. During 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As of September 30, 2023, the Company continues to pursue or are otherwise liable for a total of two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the condensed consolidated balance sheet as an other noncurrent liability.

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

14. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. Dilutive securities are not included in the computation of net loss per share when the impact would be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	For the Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	84,058	60,044
Warrants to purchase common stock	266,957	283,751
Preferred investment options	1,489,952	123,966
Total	1,840,967	467,761

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $46,000 and $48,000 as of September 30, 2023 and December 31, 2022, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

16. Subsequent Events

Management has evaluated subsequent events through November 9, 2023, the date that the financial statements were available to be issued.

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

Arcadia Wellness, LLC

In May 2021, our wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”), acquired the businesses of Eko, Lief, and Zola. The acquisition included consumer CBD brands like Soul Spring™, a CBD-infused botanical therapy brand in the natural category, Saavy Naturals™, a line of natural body care products and ProVault™, a CBD-infused sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively "body care brands"). Also included in the purchase is Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand.

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

Discontinued Operations

In July 2023, management made the decision to exit its body care brands as a result of continued pressure on the CBD market due to regulatory uncertainty. This decision will streamline the business and allow the Company to focus on growth of the its other “core” brands, which consist of the GoodWheat portfolio and Zola. Body care operations ceased as of September 30, 2023. In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the condensed consolidated balance sheets and the results of the discontinued operations as a separate component of income on the condensed consolidated statements of operations and comprehensive loss for all periods presented. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

Components of Our Statements of Operations Data

Revenues

The Company derive our revenues from product sales, royalties and license fees.

Product revenues

Product revenues consist primarily of sales of GoodWheat, Zola and GLA products. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. Revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

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

Operating Expenses

Cost of revenues

Cost of revenues relates to the sale of GoodWheat, Zola and GLA products and consists of the cost of raw materials, including internal and third-party services costs related to procuring, processing, formulating, packaging and shipping our products, as well as in-licensing and royalty fees, any adjustments or write-downs to inventory or prepaid production costs.

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

Other income, net

Other income, net consists of miscellaneous income.

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

Income tax provision

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2023 and December 31, 2022. We consider all available evidence, both positive and negative, including but not limited to: earnings history, projected future outcomes, industry and market trends, and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Net loss from discontinued operations

Net loss from discontinued operations represent results of operations related to the discontinued body care brands. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
	(In thousands except percentage)
Revenues:
Product	$1,597	$1,543	$54	3%
Royalty	—	17	(17)	(100)%
License	—	10	(10)	(100)%
Total revenues	1,597	1,570	27	2%
Operating expenses (income):
Cost of revenues	1,102	1,128	(26)	(2)%
Research and development	305	255	50	20%
Gain on sale of property and equipment	(11)	—	(11)	(100)%
Selling, general and administrative	3,443	4,178	(735)	(18)%
Total operating expenses	4,839	5,561	(722)	(13)%
Loss from continuing operations	(3,242)	(3,991)	749	19%
Interest income	133	95	38	40%
Other income, net	17	43	(26)	(60)%
Change in fair value of common stock warrant and option liabilities	608	1,880	(1,272)	(68)%
Issuance and offering costs allocated to liability classified options	—	(314)	314	(100)%
Net loss from continuing operations before income taxes	(2,484)	(2,287)	(197)	9%
Income tax provision	—	(1)	1	(100)%
Net loss from continuing operations	(2,484)	(2,288)	(196)	9%
Net loss from discontinued operations	(83)	(589)	506	(86)%
Net loss	(2,567)	(2,877)	310	(11)%
Net loss attributable to non-controlling interest	—	(10)	10	(100)%
Net loss attributable to common stockholders	$(2,567)	$(2,867)	$300	(10)%

Revenues

Product revenues accounted for 100% and 98% of total revenues during the three months ended September 30, 2023 and 2022, respectively. Product revenues increased $54,000, or 3%, during the three months ended September 30, 2023 compared to the same period in 2022 driven by an increase in GoodWheat product sales offset by a decrease in Zola sales.

Royalty revenues accounted for 0% and 1% of our total revenues during the three months ended September 30, 2023 and 2022, respectively.

License revenue accounted for 0% and 1% of our total revenues during the three months ended September 30, 2023 and 2022, respectively.

Cost of revenues

Cost of revenues decreased by $26,000, or 2%, during the three months ended September 30, 2023 compared to the same period in 2022. Gross profit, calculated as total revenues less cost of revenues, was $495,000 and $442,000 during the three months ended September 30, 2023 and 2022, respectively.

Research and development

Research and development expenses increased by $50,000, or 20%, during the three months ended September 30, 2023 compared to the same period in 2022 primarily related to the launch of GoodWheat pancake and waffle mixes in the third quarter of 2023.

Gain on sale of property and equipment

During the three months ended September 30, 2023, the Company sold property and equipment for net proceeds exceeding book value by $11,000. There was no such sale of property and equipment during the three months ended September 30, 2022.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $735,000, or 18%, during the three months ended September 30, 2023 compared to the same period in 2022 primarily driven by a decrease in employee compensation.

Interest income

During the three months ended September 30, 2023, the Company recognized interest income of $133,000 from investments as compared to $95,000 during the same period in 2022.

Other income, net

During the three months ended September 30, 2023, the Company recognized other income of $17,000 as compared to $43,000 during the same period in 2022.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities was $608,000 during the three months ended September 30, 2023 related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions. The change in the estimated fair value of common stock warrant and option liabilities was $1.9 million during the three months ended September 30, 2022 related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the August 2022 Registered Direct Offering financing transaction.

Issuance and offering costs

Issuance and offering costs were $314,000 during the three months ended September 30, 2022 related to the August 2022 Registered Direct Offering financing transaction.

Net loss from discontinued operations

Net loss from discontinued operations was $83,000 and $589,000 during the three months ended September 30, 2023 and 2022, respectively. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
	(In thousands except percentage)
Revenues:
Product	$4,150	$5,685	$(1,535)	(27)%
Royalty	—	117	(117)	(100)%
License	10	872	(862)	(99)%
Total revenues	4,160	6,674	(2,514)	(38)%
Operating expenses (income):
Cost of revenues	2,630	5,201	(2,571)	(49)%
Research and development	1,055	1,009	46	5%
Gain on sale of Verdeca	—	(1,138)	1,138	(100)%
Change in fair value of contingent consideration	—	(70)	70	(100)%
Gain on sale of property and equipment	(36)	(386)	350	(91)%
Selling, general and administrative	11,085	11,407	(322)	(3)%
Total operating expenses	14,734	16,023	(1,289)	(8)%
Loss from continuing operations	(10,574)	(9,349)	(1,225)	13%
Interest income	538	123	415	337%
Other income, net	36	13	23	177%
Valuation loss on March 2023 PIPE	(6,076)	—	(6,076)	(100)%
Change in fair value of common stock warrant and option liabilities	5,965	1,880	4,085	217%
Issuance and offering costs allocated to liability classified options	(430)	(314)	(116)	37%
Net loss from continuing operations before income taxes	(10,541)	(7,647)	(2,894)	38%
Income tax provision	(1)	(1)	0	0%
Net loss from continuing operations	(10,542)	(7,648)	(2,894)	38%
Net loss from discontinued operations	(591)	(3,636)	3,045	(84)%
Net loss	(11,133)	(11,284)	151	(1)%
Net loss attributable to non-controlling interest	(5)	(152)	147	(97)%
Net loss attributable to common stockholders	$(11,128)	$(11,132)	$4	0%

Revenues

Product revenues accounted for 100% and 85% of our total revenues during the nine months ended September 30, 2023 and 2022, respectively. The $1.5 million, or 27%, decrease in product revenues during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily driven by 2022 GoodWheat grain sales.

Royalty revenues accounted for 0% and 2% of our total revenues during the nine months ended September 30, 2023 and 2022, respectively. The $117,000 of royalty revenues for the nine months ended September 30, 2022 represents the proportionate share of contracted minimum annual royalty fees that expired in 2022.

License revenue accounted for 0% and 13% of our total revenue during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2022, the Company recognized one-time license revenue of $862,000 related to the Verdeca-Bioceres licensing agreement discussed below.

Cost of revenues

Cost of revenues decreased by $2.6 million, or 49%, during the nine months ended September 30, 2023 compared to the same period in 2022. Cost of revenues during the nine months ended September 30, 2022 included GoodWheat grain sold at cost and higher inventory write-downs. Gross profit, calculated as total revenues less cost of revenues, was $1.5 million during each of the nine months ended September 30, 2023 and 2022.

Research and development

Research and development expenses increased by $46,000, or 5%, during the nine months ended September 30, 2023 compared to the same period in 2022 primarily related to the launch of GoodWheat pancake and waffle mixes in the third quarter of 2023.

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

Change in fair value of contingent consideration

The change in fair value of contingent consideration during the nine months ended September 30, 2022 was related to the Industrial Seed Innovations ("ISI") contingent consideration remeasurement that resulted in a decrease of the liability in the amount of $70,000. See Note 13 to the condensed consolidated financial statements. There was no such change recorded during the nine months ended September 30, 2023.

Gain on sale of property and equipment

During the nine months ended September 30, 2023 and 2022, the Company sold property and equipment for net proceeds exceeding book value by $36,000 and $386,000, respectively.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $322,000, or 3%, during the nine months ended September 30, 2023 compared to the same period in 2022 primarily driven by a decrease in employee compensation.

Interest income

During the nine months ended September 30, 2023, the Company recognized interest income of $538,000 from investments as compared to $123,000 during the same period in 2022.

Other income, net

During the nine months ended September 30, 2023, the Company recognized other income of $36,000 as compared to $13,000 during the same period in 2022.

Valuation loss on March 2023 PIPE

During the nine months ended September 30, 2023, the Company recognized a $6.1 million valuation loss related to the March 2023 PIPE financing transaction. The valuation loss includes the fair value in excess of gross proceeds and the increase in fair value related to the re-pricing of existing warrants.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities was $6.0 million during the nine months ended September 30, 2023 related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions. The change in the estimated fair value of common stock warrant and option liabilities was $1.9 million during the nine months ended September 30, 2022 related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the August 2022 Registered Direct Offering financing transaction.

Issuance and offering costs allocated to liability classified options

Issuance and offering costs were $430,000 during the nine months ended September 30, 2023 and were related to the liability classified options issued in the March 2023 PIPE financing transaction. Issuance and offering costs were $314,000 during the nine months ended September 30, 2022 related to the August 2022 Registered Direct Offering financing transaction.

Net loss from discontinued operations

Net loss from discontinued operations was $591,000 and $3.6 million during the nine months ended September 30, 2023 and 2022, respectively. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

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

Liquidity & Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities and debt, as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases for facilities, land and equipment. As of September 30, 2023, we had cash and cash equivalents of $10.6 million and short-term investments of $5.1 million. For the nine months ended September 30, 2023, the Company had net losses of $11.1 million and net cash used in operations of $11.1 million. For the twelve months ended December 31, 2022, the Company had net losses of $15.6 million and net cash used in operations of $14.0 million.

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

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Current assets	$20,006	$25,398
Current liabilities	3,885	4,209
Working capital surplus	$16,121	$21,189

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(11,149)	$(11,621)
Investing activities	(4,396)	1,136
Financing activities	5,512	4,519
Net decrease in cash	$(10,033)	$(5,966)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2023, was $11.1 million. With respect to our net loss of $11.1 million, non-cash charges, including $430,000 of issuance and offering costs, $6.1 million of valuation loss recognized for the March 2023 PIPE, $573,000 of stock-based compensation, $535,000 of lease amortization, $227,000 of depreciation and $444,000 of write-downs of inventory, were offset by the change in fair value of common stock warrant and option liabilities of $6.0 million, adjustments in our working capital accounts of $1.7 million, a gain on disposal of property and equipment of $36,000, and operating lease payments of $573,000.

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

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2023 consisted of proceeds of $42,000 from the sale of property and equipment as well as proceeds of $569,000 from the sale of Verdeca, offset by $5,000 of purchases of property and equipment and $5.0 million of purchases of investments.

Cash provided by investing activities for the nine months ended September 30, 2022 consisted of $897,000 of proceeds from sales of property and equipment, $285,000 proceeds from sale of Verdeca, partially offset by $46,000 of purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2023 consisted of gross proceeds of $6.0 million from the March 2023 PIPE financing transaction and proceeds from the purchase of ESPP shares of $12,000, which were offset by payments of transaction costs related to the March 2023 PIPE financing transaction of $497,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL (and contained in Exhibit 101)					X

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

Arcadia Biosciences, Inc.

November 9, 2023	By:	/s/ STANLEY E. JACOT, JR.
Stanley E. Jacot, Jr.
President and Chief Executive Officer

November 9, 2023	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
Chief Financial Officer