Form 10-K
period 2023-12-31
Arcadia Biosciences, Inc.
filed 2024-03-28
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $4,169,072 (based on the closing price of $3.88 on June 30, 2023 on the NASDAQ Capital Market).

As of March 21, 2024, the registrant had 1,362,840 shares of common stock outstanding, $0.001 par value per share.

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

Our Growth Strategy

We believe there are significant opportunities to grow our business by executing the following elements of our strategy:

•
Accelerate the monetization of our GoodWheat™ wheat trait portfolio. Our proprietary intellectual property ("IP") with multiple non-GMO wheat traits have clear functional benefits, and we will continue to build partnerships across the wheat value chain. We have launched GoodWheat into multiple categories where our wheat provides a compelling point-of-difference and we will continue to evaluate ways to extract value throughout the supply chain.
•
Evaluate scale M&A opportunities. We intend to evaluate potential mergers, acquisitions, and other strategic opportunities that will allow us to scale the GoodWheat value proposition more quickly. We believe there is a significant opportunity to integrate our wheat IP and GoodWheat brand into larger businesses and drive shareholder value.
•
Scale Zola through retail expansion. Based on our research, consumers prefer the clean, crisp taste of Zola to that of other leading coconut water brands. As a result, we plan to continue to invest in trial-driving activities and expand distribution of our Zola coconut water brand through mass market retailers and grocery store chains.

Arcadia Wellness, LLC

In May 2021, our wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”), acquired the businesses of Eko, Lief, and Zola. The acquisition included Saavy Naturals™, a line of natural body care products, Soul Spring™, a CBD-infused botanical therapy brand in the natural category, and ProVault™, a THC-free CBD sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively "body care brands"). Also included in the purchase is Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand.

On July 8, 2022, the Company entered into an agreement to license Saavy Naturals to Radiance Beauty and Wellness, Inc. ("Radiance Beauty").

In July 2023, management made the decision to exit the remaining body care brands, Soul Spring and ProVault, as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased as of September 30, 2023.

Our Product Portfolio

Most Americans suffer from a significant fiber deficiency. The recommended daily value of fiber is 25g for women and children, and 38g for men according to the May 2021 Food and Health Survey by the International Food Information Council. However, less than 10 percent of women and less than 3 percent of men get enough fiber in their daily diets.

Our GoodWheat portfolio of better-for-you products addresses these needs as they are naturally higher in fiber and protein than traditional wheat without sacrificing on taste or texture.

GoodWheat™ Pasta

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

GoodWheat™ Pancakes and Waffle Mixes

In August 2023, we launched our GoodWheat into the breakfast category with new, better-for-you pancake and waffle mixes as well as single-serve Quikcakes™. Our new mixes are made with simple ingredients and Arcadia’s proprietary wheat grain, which is naturally higher in fiber and protein than traditional wheat. GoodWheat pancake and waffle mixes are sold in resealable, multi-serve pouches, with each serving delivering 8 times the fiber of traditional pancake mix and 5 grams of protein. Our multi-serve mixes will be available in 3 classic varieties, including Buttermilk, Chocolate Chocolate Chip and Apple Cinnamon. GoodWheat Quikcakes are an innovative, single-serve instant pancake that is a great option for busy mornings – you simply pour one packet into a bowl, add water and microwave for 90 seconds. Quikcakes have 11 times the fiber of traditional single-serve pancake mixes and contain 7 grams of protein per serving. Quikcakes are available in 3 flavors, including Buttermilk, Chocolate Chocolate Chip and Confetti.

GoodWheat™ Mac and Cheese

In November 2023, we announced the third GoodWheat category, Mac and Cheese. Our Mac and Cheese is made with real cheese and contains no artificial flavors, dyes or preservatives and are available in three varieties: Classic Cheddar, White Cheddar and Three Cheese. GoodWheat Mac and Cheese packs in the most fiber of any brand in the category, 4 times more than the leading brand. In fact, one serving of GoodWheat Mac and Cheese has the same fiber as two servings of oatmeal, or two and a half servings of broccoli! And, just like our pasta and pancake mixes, GoodWheat Mac and Cheese is higher in protein than the leading brand, with 12 grams of protein per serving.

Zola Coconut Water

Zola is a pure, natural, 100% coconut water with a crisp, clean taste that’s lightly sweet and refreshing. Naturally hydrating and never from concentrate, Zola is Non-GMO Project Verified and only contains 60 calories per serving. In taste tests, Zola beats competitors 2 to 1 and is the best-tasting way to rehydrate, reset and reenergize.

GoodWheat™ Wheat Traits

Enhanced Quality Grains

The GoodWheat brand also encompasses our current and future non-GMO wheat portfolio of high fiber Resistant Starch ("RS"), Reduced Gluten ("RG") wheat varieties, and extended shelf life wheat, as well as future wheat innovations. We now hold 24 global patents on our high fiber RS wheat, protecting both bread wheat and durum (pasta) wheat. Claims granted recently strengthen our IP for our RS portfolio of products.

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

Product Development

With our food and beverage products now entering the market, we are firmly in the commercialization phase of our corporate lifecycle. We are de-emphasizing new trait discovery research and development (“R&D”) and are increasing our focus on food-science innovation to fully leverage the value in our existing superior wheat genetics. We are evolving our organizational capabilities to match this strategy progression to include in-house food formulation and CPG supply chain expertise.

Food Formulation Innovation. We will expand the application of our innovation platform to build on our pipeline of products focused on health and wellness. Our innovation team is focused on using science-based solutions to leverage our wheat varieties to develop an array of food products and wellness ingredients. Because we are innovating directly from our own well-established plant technology traits, we expect this extension of our involvement will provide more meaningful improvements.

Field Trials and Breeder & Foundation Seed Production. Our trait evaluation and development staff conducts field operations for both trials and production in American Falls, Idaho, and oversee production in other areas of the country, as needed. Similarly, regulatory trials may be needed to develop data for use in submissions for regulatory review and may involve plant varieties developed by our collaborators or our own grain quality programs.

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

As of December 31, 2023, we owned or exclusively controlled 73 issued patents, 38 pending patent applications worldwide, and 6 plant variety protection certificates. These totals reflect the following: (i) with respect to the U.S. territory, we owned 24 and exclusively in-licensed 2 U.S. issued patents, and we owned 6 U.S. patent applications and 6 plant variety protection certificates relating to our plants, trait technologies, and business methods; and (ii) in connection with foreign territories, we owned 29 and exclusively in-licensed 18 foreign issued patents, and owned 32 pending foreign patent applications. As of December 31, 2023, our GoodWheat® portfolio included 15 U.S. issued patents, 6 U.S. patent applications, 1 plant variety certificate, 27 foreign issued patents and 26 foreign patent applications. With respect to all of the foregoing patent and plant protection assets, our exclusive licenses afford us control over the prosecution and maintenance of the licensed patents and patent applications. These numbers do not include in-licensed patents for which we either do not have exclusive rights (such as certain enabling technology licenses), or for which we have exclusive rights only in a limited field of use or do not control prosecution and maintenance of the licensed patents.

As of December 31, 2023, Arcadia Biosciences, Inc. and Arcadia Wellness, LLC each had 12 registered trademarks in the United States. Arcadia Biosciences, Inc. also had nine registered trademarks in various other countries.

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

In general, we believe that our competitors generally fall into the following categories:

•
Companies Selling Consumer Products in Similar Categories: As we enter retail markets with our GoodWheat products, we believe we face significant competition from a variety of consumer-packaged goods companies. Our competitors in the pasta market range from companies like Banza and Ancient Harvest who offer high-nutrition pasta alternatives to large, traditional pasta producers including Barilla and De Cecco. In pancakes, competitors include Kodiak, Birch Benders, and Pearl Milling Company. Finally, in mac and cheese, we face competition from brands such as Kraft, Annie’s and Goodles.
•
Specialty health and nutrition ingredient companies: In response to the growing consumer demand for healthier food alternatives, a number of agricultural and food-based companies are augmenting their product and market strategies to bring new quality food ingredients to market. Cibus, Inc. is an agriculture biotechnology company that has a similar strategy to ours to create healthier specialty food ingredients and agriculturally advantageous food crops.
•
Coconut water: The beverage industry is competitive. Competitors in this market compete for brand recognition, ingredient sourcing, product shelf space, and e-commerce page rankings. Our competitors have similar distribution channels and retailers to deliver and sell their products. Competitors in this space include Vita Coco, ZICO, C20 and Harmless Harvest.

Employees

As of December 31, 2023, we had 21 employees with 14 in management, operations, accounting/finance, legal and administration. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

Diversity and Inclusion

At Arcadia, we recognize the immense benefits that a diverse team brings to our organization, including delivering better business outcomes. Our talented people leverage their diverse backgrounds and skills toward a common goal: meeting the needs of the present without compromising the ability of future generations to do the same. This spirit of inclusive collaboration can be felt throughout our Company. Our commitment to diversity begins at the highest levels of our organization, as evidenced by the fact that 43% of our Board of Directors are women. From a management perspective, 50% of our CEO's direct reports are women, racially or ethnically diverse, which we believe sets the right tone and expectation for diversity and inclusion within the Company. More broadly, 52% of our employees are women.

Facilities

Our corporate headquarters are located in Dallas, Texas with additional office space in Davis and Sacramento, California and additional facilities in American Falls, Idaho. We believe that our leased facilities are adequate to meet our current needs and that, if needed, suitable additional or alternative space will be available to accommodate our operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. Outbreaks of epidemic, pandemic, or contagious diseases, such as the COVID-19 pandemic, could disrupt our business resulting in a loss of productivity from our employees working remotely. In addition, the US financial markets have been negatively impacted by the rise of inflation and interest rates, increasing the potential for a local and/or global economic recession that could disrupt our business. A political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

We have incurred significant net losses since our formation in 2002 and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $14.0 million and $15.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $271.8 million. Net cash used in operations was $15.3 million and $14.0 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur losses. In addition, we may find our development and commercialization efforts are more expensive than we anticipate or that they do not generate revenues in the amounts or in the time period we anticipate, which would further increase our losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of our traits, our business, financial condition, operating results, and prospects will suffer.

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

Our gross profit margins on our consumer products may be impacted by a variety of factors, including but not limited to variations in raw materials and packaging, freight costs, pricing, customer requirements, market acceptance rate and promotional support costs.

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

We face significant competition in the markets in which we operate. The markets for pasta, pancake mix, mac and cheese, and coconut water products are intensely competitive and rapidly changing. In most segments of the seed and agricultural biotechnology market, the number of products available to consumers is steadily increasing as new products are introduced. At the same time, the expiration of patents covering existing products reduces the barriers to entry for competitors. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our traits. In addition, several of our competitors have substantially greater financial, marketing, sales, distribution, research and development, and technical resources than us, and some of our collaborators have more experience in research and development, regulatory matters, manufacturing, and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technologies may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our traits being developed.

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

Our crops are vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are common but difficult to predict. In addition, the crops are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality. Weather conditions, disease or pest infestation could damage the crop in spite of precautions we would normally take to avoid such losses. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and computer data. However, a natural disaster, such as a fire, flood, or earthquake, could cause substantial delays in our operations, damage or destroy our equipment, inventory, or development projects, and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case.

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

We are subject to product liability claims with respect to our products. Product liability claims against us or our collaborators selling our products could damage our reputation, harm our relationships with our collaborators, and materially and adversely affect our business, results of operations, financial condition, and prospects. Furthermore, while our collaboration agreements typically require that our collaborators indemnify us for the cost of product liability claims brought against us as a result of our collaborator’s misconduct, such indemnification provisions may not always be enforced, and we may receive no indemnification if our own misconduct contributed to the claims.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. A significant portion of our existing NOLs are limited due to known ownership changes under IRC Section 382 that we experienced as a result of the common stock we issued in connection with equity financings in December 2020 and January 2021. Changes in our stock ownership since 2021 or in the future, which could be outside of our control, could result in an ownership change under Section 382 of the Code. If we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we experience profitability.

Risks Related to Ownership of Our Common Stock

Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

Future sales in the public market of our common stock, or shares issued upon exercise of our outstanding stock options or warrants, or the perception by the market that these issuances or sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon the sale of their shares. As of December 31, 2023, we had 1,285,337 shares of common stock outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares. As of December 31, 2023, we had 41,735 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $139.82 per share and we had outstanding warrants and preferred investment options to purchase 1,831,909 shares of common stock at a weighted-average exercise price of $24.63 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options and warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these options and warrants.

Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has been and may continue to be volatile. After making adjustments for the impact of reverse stock splits, since shares of our common stock were sold in our initial public offering in May 2015 at a price of $6,400.00 per share, our stock price has ranged from $2.65 to $6,984.00, through December 31, 2023. The market price of our common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond our control and may not be related to our operating performance, including:

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
•
the impact of seasonality in agricultural operations on our sales of products;
•
adjustments to inventory due to excess or slow-moving;
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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We recognize the importance of identifying, assessing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT controls, governance, risk and compliance reviews.

We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our results of operations and financial condition, under the heading "Our business is subject to the risks of earthquakes, fire, flood, crop losses, epidemics, and other catastrophic natural events, and security breaches, including cybersecurity incidents." in Item 1A, “Risk Factors” of Part I of this report.

Our Audit Committee is responsible for overseeing cybersecurity risks and updates our Board of Directors on cybersecurity matters as needed. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified as promptly as practicable of significant new cybersecurity threats or incidents.

Management is responsible for the operational oversight of the company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

Item 2. Properties.

Our corporate headquarters are located in Dallas, Texas with additional office space in Davis and Sacramento, California and additional facilities in American Falls, Idaho. We believe that our leased facilities are adequate to meet our current needs and that, if needed, suitable additional or alternative space will be available to accommodate our operations.

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

Holders of Record

As of March 21, 2024, we had 38 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during the year ended December 31, 2023, has previously been reported in Current Reports on Form 8-K that we filed during that year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2023.

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

Our Growth Strategy

We believe there are significant opportunities to grow our business by executing the following elements of our strategy:

•
Accelerate the monetization of our GoodWheat™ wheat trait portfolio. Our proprietary intellectual property ("IP") with multiple non-GMO wheat traits have clear functional benefits, and we will continue to build partnerships across the wheat value chain. We have launched GoodWheat into multiple categories where our wheat provides a compelling point-of-difference and we will continue to evaluate ways to extract value throughout the supply chain.
•
Evaluate scale M&A opportunities. We intend to evaluate potential mergers, acquisitions and other strategic opportunities that will allow us to scale the GoodWheat value proposition more quickly. We believe there is a significant opportunity to integrate our wheat IP and GoodWheat brand into larger businesses and drive shareholder value.
•
Scale Zola through retail expansion. Based on our research, consumers prefer the clean, crisp taste of Zola to that of other leading coconut water brands. As a result, we plan to continue to invest in trial-driving activities and expand distribution of our Zola coconut water brand through mass market retailers and grocery store chains.

Arcadia Wellness, LLC

In May 2021, our wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”), acquired the businesses of Eko, Lief, and Zola. The acquisition included Saavy Naturals™, a line of natural body care products, Soul Spring™, a CBD-infused botanical therapy brand in the natural category, and ProVault™, a THC-free CBD sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively "body care brands"). Also included in the purchase is Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand.

On July 8, 2022, the Company entered into an agreement to license Saavy Naturals to Radiance Beauty and Wellness, Inc. ("Radiance Beauty").

In July 2023, management made the decision to exit the remaining body care brands, Soul Spring and ProVault, as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased as of September 30, 2023.

Our Product Portfolio

Most Americans suffer from a significant fiber deficiency. The recommended daily value of fiber is 25g for women and children, and 38g for men according to the May 2021 Food and Health Survey by the International Food Information Council. However, less than 10 percent of women and less than 3 percent of men get enough fiber in their daily diets.

Our GoodWheat portfolio of better-for-you products addresses these needs as they are naturally higher in fiber and protein than traditional wheat without sacrificing on taste or texture.

GoodWheat™ Pasta

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

GoodWheat™ Pancakes and Waffle Mixes

In August 2023, we launched our GoodWheat into the breakfast category with new, better-for-you pancake and waffle mixes as well as single-serve Quikcakes™. Our new mixes are made with simple ingredients and Arcadia’s proprietary wheat grain, which is naturally higher in fiber and protein than traditional wheat. GoodWheat pancake and waffle mixes are sold in resealable, multi-serve pouches, with each serving delivering 8 times the fiber of traditional pancake mix and 5 grams of protein. Our multi-serve mixes will be available in 3 classic varieties, including Buttermilk, Chocolate Chocolate Chip and Apple Cinnamon. GoodWheat Quikcakes are an innovative, single-serve instant pancake that is a great option for busy mornings – you simply pour one packet into a bowl, add water and microwave for 90 seconds. Quikcakes have 11 times the fiber of traditional single-serve pancake mixes and contain 7 grams of protein per serving. Quikcakes are available in 3 flavors, including Buttermilk, Chocolate Chocolate Chip and Confetti.

GoodWheat™ Mac and Cheese

In November 2023, we announced the third GoodWheat category, Mac and Cheese. Our Mac and Cheese is made with real cheese and contains no artificial flavors, dyes or preservatives and are available in three varieties: Classic Cheddar, White Cheddar and Three Cheese. GoodWheat Mac and Cheese packs in the most fiber of any brand in the category, 4 times more than the leading brand. In fact, one serving of GoodWheat Mac and Cheese has the same fiber as two servings of oatmeal, or two and a half servings of broccoli! And, just like our pasta and pancake mixes, GoodWheat Mac and Cheese is higher in protein than the leading brand, with 12 grams of protein per serving.

Zola Coconut Water

Zola is a pure, natural, 100% coconut water with a crisp, clean taste that’s lightly sweet and refreshing. Naturally hydrating and never from concentrate, Zola is Non-GMO Project Verified and only contains 60 calories per serving. In taste tests, Zola beats competitors 2 to 1 and is the best-tasting way to rehydrate, reset and reenergize.

Discontinued Operations

As mentioned above, the Company exited the body care brands and ceased its operations as of September 30, 2023. In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets and the results of the discontinued operations as a separate component of loss on the consolidated statements of operations and comprehensive loss for all periods presented. See Note 1 to the consolidated financial statements for further information on discontinued operations.

Components of Our Statements of Operations Data

Revenues

We derive our revenues from product sales, royalties and license fees.

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

Operating Expenses

Cost of revenues

Cost of revenues primarily relates to the sale of GoodWheat and Zola products and consists of the cost of raw materials, including internal and third-party services costs related to procuring, processing, formulating, packaging and shipping our products, as well as in-licensing and royalty fees, any adjustments or write-downs to inventory or prepaid production costs.

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

Gain on sale of Verdeca

The gain on sale of Verdeca is the gain recognized for the sale of the Company's membership interests in the Verdeca joint venture to our partner Bioceres in November 2020.

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

Impairment of property and equipment

Impairment of property and equipment, net includes losses from tangible assets due to impairment or recoverability test charges to write down fixed assets to their fair value or recoverability value.

Impairment of right-of-use ("ROU") assets

Impairment of ROU assets includes losses from right-of-use assets due to impairment or recoverability test charges to write down the ROU asset to their fair value or recoverability value.

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

Interest income

Interest income consists of interest income on our cash and cash equivalents and investments.

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

Income tax expense

Our income tax provision has not been historically significant, as we have incurred losses since our inception. The provision for income taxes consists of state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2023 and 2022. We consider all available evidence, both positive and negative, including but not limited to: earnings history, projected future outcomes, industry and market trends, and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Net loss from discontinued operations

Net loss from discontinued operations represents results of operations related to the discontinued body care brands. See Note 1 to the consolidated financial statements for further information on discontinued operations.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Revenues:
Product	$5,313	$6,422	$(1,109)	-17%
License	17	879	(862)	-98%
Royalty	—	117	(117)	-100%
Total revenues	5,330	7,418	(2,088)	-28%
Operating expenses (income):
Cost of revenues	3,300	6,101	(2,801)	-46%
Research and development	1,387	1,509	(122)	-8%
Gain on sale of Verdeca	—	(1,138)	1,138	100%
Impairment of intangible assets	—	141	(141)	-100%
Change in fair value of contingent consideration	—	(70)	70	-100%
Gain on sale of property and equipment	(40)	(314)	274	-87%
Impairment of property and equipment	—	160	(160)	-100%
Impairment of ROU asset	113	—	113	100%
Selling, general and administrative	14,508	15,036	(528)	-4%
Total operating expenses	19,268	21,425	(2,157)	-10%
Loss from operations	(13,938)	(14,007)	69	0%
Interest income	695	289	406	140%
Other income, net	48	9	39	433%
Valuation loss on March 2023 PIPE	(6,076)	—	(6,076)	-100%
Change in fair value of common stock warrant and option liabilities	6,544	3,209	3,335	104%
Issuance and offering costs allocated to liability classified options	(430)	(314)	(116)	37%
Net loss from continuing operations before income taxes	(13,157)	(10,814)	(2,343)	22%
Income tax expense	(8)	(14)	6	-43%
Net loss from continuing operations	(13,165)	(10,828)	(2,337)	22%
Net loss from discontinued operations	(821)	(4,784)	3,963	-83%
Net loss	(13,986)	(15,612)	1,626	-10%
Net loss attributable to non-controlling interest	(5)	(236)	231	-98%
Net loss attributable to common stockholders	$(13,981)	$(15,376)	$1,395	-9%

Revenues

Product revenues accounted for 100% and 87% of our total revenues in 2023 and 2022, respectively. The $1.1 million, or 17%, decrease in product revenues in 2023 compared to 2022 was primarily driven by 2022 GoodWheat grain sales.

License revenues accounted for 0% and 12% of our total revenues in 2023 and 2022, respectively. During the year ended December 31, 2022, the Company recognized one-time license revenue of $862,000 related to the Verdeca-Bioceres licensing agreement discussed below.

Royalty revenues accounted for 0% and 2% of our total revenues in 2023 and 2022, respectively. The $117,000 of royalty revenues for the year ended December 31, 2022 represents the proportionate share of contracted minimum annual royalty fees that expired in 2022.

Operating expenses (income)

Cost of revenues

Cost of revenues decreased by $2.8 million, or 46%, in 2023 compared to 2022. Cost of revenues during the year ended December 31, 2022 included GoodWheat grain sold at cost and higher inventory write-downs. Gross profit, calculated as total revenues less cost of revenues, was $2.0 million and $1.3 million during the years ended December 31, 2023 and 2022, respectively. The increase in gross profit in 2023 is primarily due to the absence of sales of GoodWheat grain sold at cost in 2022.

Research and development

Research and development expenses decreased by $0.1 million, or 8%, in 2023 compared to 2022. The decrease was primarily driven by the Company's continued focus on commercialization, which has led to lower employee-related expenses and related activity costs.

Gain on sale of Verdeca

In February 2012, the Company partnered with Bioceres to form Verdeca, which we equally owned. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies. In November 2020, Arcadia sold its membership interest in Verdeca to Bioceres in a transaction in which Arcadia received cash, shares of Bioceres stock and a royalty stream of up to $10.0 million on sales of Haab 4 ("HB4") soybean. An additional $2.0 million in cash is to be paid to Arcadia upon Verdeca achieving commercial plantings of at least 200,000 hectares of HB4 or China approving the HB4 soybean trait for “food and feed”. During the year ended December 31, 2022, the Company recognized a gain on sale of Verdeca of $1.1 million related to the regulatory approval of the Haab 4 soybeans.

Impairment of intangible assets

During the year ended December 31, 2022, the Company recognized impairments of intangible assets of $141,000 related to the Industrial Seed Innovations ("ISI") intangible assets. See Note 13 to the consolidated financial statements. There was no such impairment of intangible assets recognized during the year ended December 31, 2023.

Change in fair value of contingent consideration

During the year ended December 31, 2022, the Company recognized a decrease in the fair value of the ISI contingent consideration liability due to its remeasurement. See Note 13 to the consolidated financial statements. There was no such change in fair value recognized during the year ended December 31, 2023.

Gain on sale of property and equipment

During the years ended December 31, 2023 and 2022, the Company sold property and equipment for net proceeds exceeding book value by $40,000 and $314,000, respectively.

Impairment of property and equipment, net

During the year ended December 31, 2022, the Company recognized $160,000 of impairments of property and equipment related to Archipelago. There was no impairment of property and equipment recognized during the year ended December 31, 2023.

Impairment of ROU assets

During the year ended December 31, 2023, the Company recognized $113,000 of impairment related to ROU assets. There was no impairment of ROU assets recognized during the year ended December 31, 2022.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $0.5 million, or 4%, in 2023 compared to 2022 primarily driven by a decrease in employee compensation.

Interest income

During the year ended December 31, 2023, the Company recognized interest income of $695,000 from investments as compared to $289,000 in 2022.

Other income, net

During the year ended December 31, 2023, the Company recognized other income of $48,000 as compared to $9,000 in 2022.

Valuation loss on March 2023 PIPE

During the year ended December 31, 2023, the Company recognized a $6.1 million valuation loss related to the March 2023 PIPE financing transaction. The valuation loss includes the fair value in excess of gross proceeds and the increase in fair value related to the re-pricing of existing warrants.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities was $6.5 million during the year ended December 31, 2023 related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions. The change in the estimated fair value of common stock warrant and option liabilities was $3.2 million during the year ended December 31, 2022 related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the August 2022 Registered Direct Offering financing transaction.

Issuance and offering costs

Issuance and offering costs were $430,000 during the year ended December 31, 2023 and were related to the liability classified options issued in the March 2023 PIPE financing transaction. Issuance and offering costs were $314,000 during the year ended December 31, 2022 related to the August 2022 Registered Direct Offering financing transaction.

Income tax expense

The income tax provision resulted in an expense of $8,000 and $14,000 during the years ended December 31, 2023 and 2022, respectively.

Net loss from discontinued operations

Net loss from discontinued operations was $821,000 and $4.8 million during the years ended December 31, 2023 and 2022, respectively. See Note 1 to the consolidated financial statements for further information on discontinued operations.

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

Liquidity and Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities and debt, as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases for facilities, land and equipment. Refer to Note 14 to the consolidated financial statements for details of our leasing arrangements. As of December 31, 2023, we had cash and cash equivalents of $6.5 million and short-term investments of $5.1 million. For the years ended December 31, 2023 and 2022, the Company had net losses of $14.0 million and $15.6 million, respectively, and net cash used in operations of $15.3 million and $14.0 million, respectively.

Going Concern

We believe that our existing cash and cash equivalents and short-term investments will not be sufficient to meet our anticipated cash requirements for at least the next 12 months from the issuance date of our 2023 financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of December 31,
	2023	2022
Current assets	$14,972	$25,398
Current liabilities	3,590	4,209
Working capital surplus	$11,382	$21,189

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(15,294)	$(13,977)
Investing activities	(4,344)	1,417
Financing activities	5,512	4,519
Net decrease in cash and cash equivalents	$(14,126)	$(8,041)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2023 was $15.3 million. With respect to our net loss of $14.0 million, non-cash charges, including $430,000 of issuance and offering costs, $6.1 million of valuation loss recognized for the March 2023 PIPE, $717,000 of stock-based compensation, $697,000 of lease amortization, $287,000 of depreciation, $444,000 of write-downs of inventory and $113,000 of impairment of ROU assets, were offset by the change in fair value of common stock warrant and option liabilities of $6.5 million, adjustments in our working capital accounts of $2.7 million, a gain on disposal of property and equipment of $40,000, and operating lease payments of $764,000.

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

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2023 consisted of proceeds of $115,000 from the sale of property and equipment, proceeds of $569,000 from the sale of Verdeca, and proceeds of $2.5 million from the sale of investments, offset by $5,000 of purchases of property and equipment and $7.5 million of purchases of investments.

Cash provided by investing activities for the year ended December 31, 2022 of $1.4 million primarily consisted of $920,000 of proceeds from sales of property and equipment, $569,000 proceeds from sale of Verdeca, partially offset by $72,000 of purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2023 consisted of gross proceeds of $6.0 million from the March 2023 PIPE financing transaction and proceeds from the purchase of ESPP shares of $12,000, which were offset by payments of transaction costs related to the March 2023 PIPE financing transaction of $497,000.

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

Net realizable value of inventory

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcadia Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tempe, Arizona

March 28, 2024

We have served as the Company's auditor since 2007.

Arcadia Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,518	$20,644
Short-term investments	5,124	—
Accounts receivable and other receivables, net of allowance for doubtful accounts of $0 and $3 as of December 31, 2023 and 2022, respectively	514	1,221
Inventories, net — current	1,958	2,321
Assets held for sale	51	87
Prepaid expenses and other current assets	807	795
Current assets of discontinued operations	—	330
Total current assets	14,972	25,398
Property and equipment, net	384	680
Right of use assets	792	1,848
Inventories, net — noncurrent	3,354	767
Intangible assets, net	39	40
Other noncurrent assets	164	165
Noncurrent assets of discontinued operations	—	24
Total assets	$19,705	$28,922
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,410	$2,855
Amounts due to related parties	58	48
Operating lease liability — current	852	1,010
Other current liabilities	270	270
Current liabilities of discontinued operations	—	26
Total current liabilities	3,590	4,209
Operating lease liability — noncurrent	155	1,007
Common stock warrant and option liabilities	1,257	806
Other noncurrent liabilities	2,000	2,000
Total liabilities	7,002	8,022
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 1,285,337 and 616,079 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	65	65
Additional paid-in capital	284,515	278,827
Accumulated other comprehensive income	101	—
Accumulated deficit	(271,840)	(257,859)
Total Arcadia Biosciences stockholders’ equity	12,841	21,033
Non-controlling interest	(138)	(133)
Total stockholders' equity	12,703	20,900
Total liabilities and stockholders’ equity	$19,705	$28,922

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and share data)

	Year Ended December 31,
	2023	2022
Revenues:
Product	$5,313	$6,422
License	17	879
Royalty	—	117
Total revenues	5,330	7,418
Operating expenses (income):
Cost of revenues	3,300	6,101
Research and development	1,387	1,509
Gain on sale of Verdeca	—	(1,138)
Impairment of intangible assets	—	141
Change in fair value of contingent consideration	—	(70)
Gain on sale of property and equipment	(40)	(314)
Impairment of property and equipment	—	160
Impairment of ROU asset	113	—
Selling, general and administrative	14,508	15,036
Total operating expenses	19,268	21,425
Loss from operations	(13,938)	(14,007)
Interest income	695	289
Other income, net	48	9
Valuation loss on March 2023 PIPE	(6,076)	—
Change in fair value of common stock warrant and option liabilities	6,544	3,209
Issuance and offering costs allocated to liability classified options	(430)	(314)
Net loss from continuing operations before income taxes	(13,157)	(10,814)
Income tax expense	(8)	(14)
Net loss from continuing operations	(13,165)	(10,828)
Net loss from discontinued operations	(821)	(4,784)
Net loss	(13,986)	(15,612)
Net loss attributable to non-controlling interest	(5)	(236)
Net loss attributable to common stockholders	$(13,981)	$(15,376)
Net loss per share attributable to common stockholders:
Basic and diluted from continuing operations	$(10.64)	$(17.67)
Basic and diluted from discontinued operations	$(0.66)	$(7.98)
Weighted-average number of shares used in per share calculations:
Basic and diluted	1,236,934	599,389
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	$101	$—
Other comprehensive income	$101	$—
Comprehensive loss attributable to common stockholders	$(13,880)	$(15,376)

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	554,609	$63	$257,515	$(226,485)	$—	$103	$31,196
Reclassification upon adoption of ASU 2020-06	—	—	19,390	(15,998)	—	—	3,392
Issuance of shares related to August 2022 Offering	61,250	2	1,174	—	—	—	1,176
Offering costs related to August 2022 Offering	—	—	(365)	—	—	—	(365)
Issuance of shares related to employee stock purchase plan	220	—	7	—	—	—	7
Stock-based compensation	—	—	1,106	—	—	—	1,106
Net loss	—	—	—	(15,376)	—	(236)	(15,612)
Balance at December 31, 2022	616,079	$65	$278,827	$(257,859)	$—	$(133)	$20,900
Issuance of shares related to March 2023 PIPE	165,500	—	4,740	—	—	—	4,740
Modification of warrants related to March 2023 PIPE	—	—	219	—	—	—	219
Issuance of shares related to August 2022 pre-funded warrants exercise	56,813	—	—	—	—	—	—
Issuance of shares related to March 2023 pre-funded warrants exercise	425,834	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	1,993	—	12	—	—	—	12
Issuance of shares related to reverse stock split	19,118	—	—	—	—	—	—
Stock-based compensation	—	—	717	—	—	—	717
Unrealized gains on available-for-sale securities	—	—	—	—	101	—	101
Net loss	—	—	—	(13,981)	—	(5)	(13,986)
Balance at December 31, 2023	1,285,337	$65	$284,515	$(271,840)	$101	$(138)	$12,703

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,986)	$(15,612)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(6,544)	(3,209)
Change in fair value of contingent consideration	—	(70)
Issuance and offering costs allocated to liability classified options	430	314
Valuation loss on March 2023 PIPE	6,076	—
Depreciation	287	439
Amortization of intangible assets	—	40
Lease amortization	697	884
Impairment of intangible assets	—	404
Gain on disposal of equipment	(40)	(314)
Stock-based compensation	717	1,106
Bad debt expense	20	60
Gain on sale of Verdeca	—	(1,138)
Write-down of inventories	444	2,471
Impairment of property and equipment	—	530
Impairment of ROU asset	113	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	184	592
Inventories	(2,419)	1,118
Prepaid expenses and other current assets	1	91
Other noncurrent assets	2	16
Accounts payable and accrued expenses	(522)	(757)
Amounts due to related parties	10	(16)
Other current liabilities	—	6
Operating lease payments	(764)	(932)
Net cash used in operating activities	(15,294)	(13,977)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	115	920
Proceeds from sale of Verdeca — earn-out received	569	569
Proceeds from sale of investments	2,502	—
Purchases of property and equipment	(5)	(72)
Purchases of investments	(7,525)	—
Net cash (used in) provided by investing activities	(4,344)	1,417
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, pre-funded warrants and preferred investment options from March 2023 PIPE	5,997	—
Payments of offering costs relating to March 2023 PIPE	(497)	—
Proceeds from issuance of common stock, pre-funded warrants and preferred investment options from August 2022 Offering	—	5,000
Payments of offering costs relating to August 2022 Offering	—	(488)
Proceeds from ESPP purchases	12	7
Net cash provided by financing activities	5,512	4,519
Net decrease in cash and cash equivalents	(14,126)	(8,041)
Cash and cash equivalents — beginning of period	20,644	28,685
Cash and cash equivalents — end of period	$6,518	$20,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
NONCASH TRANSACTIONS:
Common stock warrant liabilities reclassified to equity upon adoption of ASU 2020-06	$—	$3,392
Common stock options issued to placement agent and included in offering costs related to August 2022 RDO securities purchase agreement	$—	$191
Common stock options issued to placement agent and included in offering costs related to March 2023 PIPE	$212	$—
Right of use assets obtained in exchange for new operating lease liabilities	$—	$114
Proceeds from sale of property and equipment in accounts receivable and other receivables	$8	$19
Proceeds from sale of Verdeca in accounts receivable and other receivables	$—	$569
Warrant and option modifications included in Valuation loss on March 2023 PIPE	$404	$—

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

In May 2021, the Company's wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”), acquired the businesses of Eko, Lief, and Zola. The acquisition included Saavy Naturals™, a line of natural body care products, Soul Spring™, a CBD-infused botanical therapy brand in the natural category, and ProVault™, a THC-free CBD sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively "body care brands"). Also included in the purchase is Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand.

On July 8, 2022, the Company entered into an agreement to license Saavy Naturals to Radiance Beauty and Wellness, Inc. ("Radiance Beauty").

In July 2023, management made the decision to exit the remaining body care brands, Soul Spring and ProVault, as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased as of September 30, 2023.

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

In February 2012, the Company formed Verdeca, which was equally owned with Bioceres. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies. In November 2020, Arcadia sold its membership interest in Verdeca to Bioceres in a transaction in which Arcadia received cash, shares of Bioceres stock and a royalty stream of up to $10.0 million on sales of Haab 4 soybeans (“HB4”). An additional $2.0 million in cash is to be paid to Arcadia upon Verdeca of achieving commercial plantings of at least 200,000 hectares of HB4 or China approving the HB4 soybean trait for “food and feed”. During 2022, Bioceres received China's approval of the HB4 soybean trait and as a result, Arcadia recorded license revenue of $862,000 and a gain on sale of Verdeca of $1.1 million on the consolidated statements of operations and comprehensive loss. The Company received the full payment of $2.0 million as of December 31, 2023.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Reverse Stock Split

In February 2023, the Company’s board of directors approved a reverse split of 40:1 on the Company’s issued and outstanding common stock. On February 15, 2023, the Company’s stockholders approved the certificate of amendment to the Company’s certificate of incorporation, which the Company filed on February 27, 2023 with the Secretary of State of Delaware to effect the reverse split on March 1, 2023. As a result of the reverse stock split, 19,118 additional shares of common stock were issued in lieu of fractional shares. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Liquidity, Capital Resources, and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of December 31, 2023, the Company had an accumulated deficit of $271.8 million, cash and cash equivalents of $6.5 million and short-term investments of $5.1 million. For the years ended December 31, 2023 and 2022, the Company had net losses of $14.0 million and $15.6 million, respectively, and net cash used in operations of $15.3 million and $14.0 million, respectively. The Company believes that its existing cash and cash equivalents and short-term investments will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Discontinued Operations

In July 2023, management made the decision to exit its body care brands as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased as of September 30, 2023. In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets and the results of the discontinued operations as a separate component of loss on the consolidated statements of operations and comprehensive loss for all periods presented.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Major classes of line items constituting the balance sheet of discontinued operations:

(In thousands)	December 31, 2023	December 31, 2022
Assets
Accounts receivable and other receivables	$—	$66
Inventories, net — current	—	250
Prepaid expenses and other current assets	—	14
Property and equipment, net	—	24
Total assets	$—	$354

Liabilities
Accounts payable and accrued expenses	$—	$26
Total liabilities	$—	$26

Major classes of line items constituting net loss from discontinued operations:

	Year Ended December 31,
	2023	2022
(In thousands)
Product revenue	$357	$2,537
Cost of revenues	(314)	(3,700)
Impairment of intangible assets	—	(263)
Impairment of property and equipment	—	(371)
Selling, general and administrative	(864)	(3,011)
Other income, net	—	24
Net loss from discontinued operations	$(821)	$(4,784)

The following table presents significant non-cash items of discontinued operations:

	Year Ended December 31,
(In thousands)	2023	2022
Depreciation	$24	$88
Impairment of intangible assets	$—	$263
Write-down of inventories	$—	$1,369
Impairment of property and equipment	$—	$371
Accounts receivable and other receivables	$66	$588
Inventories	$250	$(251)
Prepaid expenses and other current assets	$14	$132
Accounts payable and accrued expenses	$(26)	$(415)

There were no other significant operating or investing non-cash items for the years ended December 31, 2023 and 2022.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Archipelago. All intercompany balances and transactions have been eliminated in consolidation. The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP (“GAAP”), and with the rules of the Securities and Exchange Commission.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates Archipelago in the consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $5,000 and $236,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the years ended December 31, 2023 and 2022, respectively. The non-controlling partner’s equity interests are presented as non-controlling interests on the consolidated balance sheets as of December 31, 2023 and 2022.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current year presentation. For a discussion of the reclassification of the financial presentation of our former body care brands reported as discontinued operations, see “Discontinued Operations” section above. Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate solely to continuing operations and exclude all discontinued operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto. Significant estimates and assumptions made by management included the determination of revenue recognition, the provision for income taxes, net realizable value of inventory, and fair value of the preferred investment option and contingent liabilities. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Investments in debt and equity securities

Investments in debt and equity securities are carried at fair value and classified as short-term investments. Unrealized gains and losses are included in accumulated other comprehensive income, which is reflected as a separate component of stockholder’s equity in the consolidated balance sheets. Gains and losses are recognized when realized in the consolidated statements of operations and comprehensive loss. Investment securities are reported as cash and cash equivalent, short-term investments or long-term investments in the consolidated balance sheets based on the nature of the investments and maturity period. Short-term investments have maturities of less than a year and long-term investments have maturities of a year and greater from the balance sheet date.

Other-than-temporary impairments on investments

The Company regularly reviews each of its investments for impairment by determining if the investment has sustained an other-than-temporary decline in its value, in which case the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the investment in relation to its cost basis, (ii) the financial condition of the investment, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery of the market value of the investment. As of December 31, 2023 and 2022, there was no impairment of the Company’s investments.

Accounts receivable and other receivables

Accounts receivable represents amounts owed to the Company from product sales, licenses, and royalties. Other receivables represent amounts owed to the Company for miscellaneous non-trade activities including the sale of property and equipment. The carrying value of the Company’s receivables represents estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is recorded accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company had $0 and $3,000 amounts reserved for doubtful accounts at December 31, 2023 and 2022, respectively, and the allowance activity during each of the years ended December 31, 2023 and 2022, was immaterial.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The inventories—current line item on the balance sheet represents inventory forecasted to be sold or used in production in the next 12 months, as of the balance sheet date, and consists primarily of the cost of GoodWheat products and Zola Coconut water. The inventories—noncurrent line item on the balance sheet represents inventory expected to be used in production or sold beyond the next 12 months, as of the balance sheet date, and consists primarily of GoodWheat products, seed and grain.

Raw materials inventories consist primarily of GoodWheat seeds and in-transit Zola Coconut Water. Finished goods inventories consist primarily of GoodWheat products and Zola Coconut Water that are available for sale, as well as GoodWheat grain.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of December 31,
	2023	2022
Customer A	—	57
Customer B	19	—

Customers representing greater than 10% of total revenues were as follows (in percentages):

	For Year Ended December 31,
	2023	2022
Customer B	10	—
Customer C	—	13
Customer D	15	—

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

	Year Ended December 31,
	2023	2022
Research and development	$3	$75
Selling, general and administrative	714	1,031
Total stock-based compensation	$717	$1,106

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

Product revenues

Product revenues consist primarily of GoodWheat, Zola and GLA products. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. The Company's revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

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

Cost of revenues

Cost of revenues primarily relates to the sale of GoodWheat and Zola products and consists of the cost of raw materials, including internal and third-party services costs related to procuring, processing, formulating, packaging and shipping our products, as well as in-licensing and royalty fees, any adjustments or write-downs to inventory or prepaid production costs.

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

Change in the estimated fair value of common stock warrant and option liabilities

Change in the estimated fair value of common stock warrant and option liabilities is comprised of the fair value remeasurement of liability classified common stock warrants and options. See Note 10.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this update on our segment disclosures in Note 17.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The amendments in this update require additional income tax disclosures primarily related to the rate reconciliation and income taxes paid. The new guidance is effective either prospectively or retrospectively, for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this update on our income tax disclosures.

Note 4. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded inventory write-downs of $444,000 related to packaging materials, hemp seed and GoodWheat during the year ended December 31, 2023. The Company recorded write-downs of wheat, hemp seed and CBD oil inventories, as well as body care products of $2.5 million for the year ended December 31, 2022. Of inventory write-downs during the year ended December 31, 2022, $394,000 was related to the Radiance Beauty licensing agreement. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$484	$610
Goods in process	55	—
Finished goods	4,773	2,478
Inventories	$5,312	$3,088

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Laboratory equipment	$273	$679
Software and computer equipment	349	383
Machinery and equipment	440	450
Furniture and fixtures	39	83
Vehicles	202	306
Leasehold improvements	1,590	1,590
Property and equipment, gross	2,893	3,491
Less accumulated depreciation and amortization	(2,509)	(2,811)
Property and equipment, net	$384	$680

Depreciation expense was $287,000 and $439,000 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2022, there was $10,000 of construction in progress included in property and equipment that had not been placed into service and was not subject to depreciation. As of December 31, 2023, there was no construction in progress included in property and equipment.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Property and equipment are considered assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property and equipment held for sale prior to the sale date is separately presented, within current assets, on the consolidated balance sheet as assets held for sale.

Property and equipment related to Archipelago, in the amount of $51,000 and $87,000 have been classified as assets held for sale, and are recorded at fair value as of December 31, 2023 and 2022, respectively. The fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

During the year ended December 31, 2023, the Company sold property and equipment and realized a gain on sale of $40,000 recorded on the consolidated statements of operations and comprehensive loss, with proceeds of $115,000. During the year ended December 31, 2022, management initiated the sale of property and equipment related to the Davis laboratory, Archipelago and Body Care. The Company completed the sale of such property and equipment with a net gain on sale of property and equipment in the amount of $314,000 recorded on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2022. The proceeds related to the sale of property and equipment during the year ended December 31, 2022 were $920,000.

During the year ended December 31, 2022, the Company recorded write-downs of property and equipment of $530,000, of which $320,000 was related to the Radiance Beauty licensing agreement. There were no such write-downs of property and equipment during the year ended December 31, 2023.

Note 6. Investments and Fair Value Instruments

Investments

The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses are included in accumulated other comprehensive income, which is reflected as a separate component of stockholder’s equity in the consolidated balance sheets. Gains and losses are recognized when realized in the consolidated statements of operations and comprehensive loss.

The following tables summarize the amortized cost and fair value of the investment securities portfolio at December 31, 2023 and 2022:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2023
Cash equivalents:
Money market funds	$4,925	$—	$—	$4,925
Short-term investments:
Treasury bills	5,023	101	—	5,124
Total Assets at Fair Value	$9,948	$101	$—	$10,049

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2022
Cash equivalents:
Money market funds	$18,620	$—	$—	$18,620
Total Assets at Fair Value	$18,620	$—	$—	$18,620

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of December 31, 2023 and 2022.

Fair Value Measurement

The fair value of the investment securities at December 31, 2023 were as follows:

	Fair Value Measurements at December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$4,925	$—	$—	$4,925
Short-term investments:
Treasury bills	5,124	—	—	5,124
Total Assets at Fair Value	$10,049	$—	$—	$10,049

The fair value of the investment securities at December 31, 2022 were as follows:

	Fair Value Measurements at December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$18,620	$—	$—	$18,620
Total Assets at Fair Value	$18,620	$—	$—	$18,620

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2023 or 2022. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities. For short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2023 and December 31, 2022 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah, Inc. ("Anawah") acquisition as described in Note 13, as well as preferred investment options related to the March 2023 Private Placement and August 2022 Registered Direct offerings discussed in Note 10.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of December 31, 2023 and 2022, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions at December 31, 2023 and 2022:

	March 2023 Options - Series A & March 2023 Placement Agent Options		March 2023 Options - Series B		August 2022 Options & August 2022 Placement Agent Options
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Remaining term (in years)	4.16	—	0.61	—	3.67	4.67
Expected volatility	91.7%	—	78.7%	—	90.5%	106.2%
Risk-free interest rate	3.9%	—	5.2%	—	4.0%	4.0%
Expected dividend yield	0%	—	0%	—	0%	0%

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	March 2023 Options - Series A	March 2023 Options - Series B	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Contingent Liabilities	Total
Balance as of December 31, 2022	$—	$—	$—	$767	$39	$2,000	$2,806
Initial recognition	4,324	2,274	212	—	—	—	6,810
Change in fair value and other adjustments	(3,316)	(2,233)	(166)	(608)	(36)	—	(6,359)
Balance as of December 31, 2023	$1,008	$41	$46	$159	$3	$2,000	$3,257

Assets classified as held for sale are recorded at fair value as of December 31, 2023 and 2022. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy as the fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 7. Consolidated Joint Venture

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of December 31, 2023, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3.1 million and $3.0 million, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $5,000 and $236,000 was recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the years ended December 31, 2023 and 2022, respectively. Legacy’s equity interests are presented as non-controlling interests on the consolidated balance sheets. Refer to Note 2 for basis of presentation.

In October 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to regulatory challenges and a saturated hemp market.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accounts payable - trade	$801	$905
Payroll and benefits	1,303	1,373
Inventory	—	69
Royalty fees due to unrelated parties	4	6
Consulting	—	8
Rent and utilities	—	28
Audit and tax fees	218	99
Legal	40	69
Other	44	298
Total accounts payable and accrued expenses	$2,410	$2,855

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 10. Equity Financing

March 2023 Private Placement

In March 2023, the Company issued in a private placement offering (the “March 2023 Private Placement”) pursuant to a securities purchase agreement (“March 2023 Purchase Agreement”) (i) 165,500 shares of its common stock, (ii) pre-funded common stock purchase warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to 500,834 shares of common stock, at an exercise price of $0.0001 per share, (iii) Series A preferred investment options (the “March 2023 Options - Series A") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and (iv) Series B preferred investment options (the “March 2023 Options - Series B”, and together with the March 2023 Options - Series A, the "March 2023 Options") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and raised total gross proceeds of $6.0 million. The March 2023 Private Placement closed on March 6, 2023. The March 2023 Pre-Funded Warrants became exercisable upon issuance and are exercisable until exercised in full. The March 2023 Options - Series A are exercisable at any time at the option of the holder and expire 5 years from the date of issuance. The March 2023 Options - Series B are exercisable at any time at the option of the holder and expire 1.5 years from the date of issuance. During the year ended December 31, 2023, 425,834 Pre-Funded Warrants were exercised.

In connection with the March 2023 Private Placement, the Company entered into preferred investment option amendment agreements (the “Option Amendment Agreements”) with certain investors. Under the Option Amendment Agreements, the Company agreed to amend certain existing warrants and preferred investment options to purchase up to a total of 178,132 shares of common stock that were previously issued to the investors in September 2019, May 2020, July 2020, December 2020, January 2021 and August 2022, with exercise prices of $300.80, $191.00, $154.00, $120.00, $125.20 and $37.35 per share, respectively (the “Existing Warrants”). Under the Option Amendment Agreements, the Company agreed to lower the exercise price of the Existing Warrants to $9.00 per share. In addition, the Company granted to a placement agent preferred investment options to purchase a total of 33,317 shares of Common Stock (the “March 2023 Placement Agent Options”) that have an exercise price per share equal to $11.25 and a term of 5 years from the date of issuance. The re-pricing of the Existing Warrants resulted in an increase in fair value of $404,000, of which $185,000 of the increase in fair value was related to the August 2022 liability classified options. The increase in fair value related to the re-pricing of Existing Warrants was recognized in Valuation Loss on March 2023 PIPE on the consolidated statements of operations and comprehensive loss.

The March 2023 Options and March 2023 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model on March 6, 2023 with the following assumptions for the Series A Investment Options: volatility of 128.55%, stock price of $7.61 and risk-free rate of 4.27%. The following assumptions were utilized for the Series B Investment Options: volatility of 103.33%, stock price of $7.61 and risk-free rate of 4.97%. The estimated fair value of the liability classified March 2023 Options issued was $6.6 million. The estimated fair value of the common stock option liabilities was subsequently remeasured at December 31, 2023 with the changes recorded on the Company’s consolidated statements of operations and comprehensive loss.

The estimated fair value of the common stock issued and March 2023 Pre-Funded Warrants was $5.1 million. The total estimated fair value of the common stock issued, March 2023 Pre-Funded Warrants and March 2023 Options as of March 6, 2023 exceeded the gross proceeds of the March 2023 Private Placement by $5.7 million and this amount was recognized in Valuation Loss on March 2023 PIPE on the consolidated statements of operations and comprehensive loss.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

In August 2022, the Company entered into a securities purchase agreement (the “August 2022 Purchase Agreement”) pursuant to which it sold (i) 61,250 registered shares of its common stock, pursuant to the 2022 Shelf Registration Statement, (ii) pre-funded common stock purchase warrants (the “August 2022 Pre-Funded Warrants”) to purchase up to 56,813 shares of common stock, at an exercise price of $0.004 per share, which the August 2022 Pre-Funded Warrants were registered under the 2022 Shelf Registration Statement, and (iii) unregistered preferred investment options (the "August 2022 Options") to purchase up to 118,063 shares of common stock, at an exercise price of $37.35 per share, for total gross proceeds of $5.0 million (the “August 2022 Registered Direct Offering”). The August 2022 Registered Direct Offering closed on August 16, 2022. The August 2022 Pre-Funded Warrants became exercisable upon issuance and were fully exercised during the year ended December 31, 2023. The August 2022 Options became exercisable upon issuance and expire 5 years after the date of issuance. In connection with the August 2022 Registered Direct Offering, the Company granted to a placement agent preferred investment options ("August 2022 Placement Agent Options") to purchase a total of 5,904 shares of common stock that have an exercise price per share equal to $52.80 and a term of five years.

The August 2022 Options and August 2022 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model on August 16, 2022 with the following assumptions: volatility of 128.46%, stock price of $37.60, risk-free rate of 2.97% and a term of 5 years. The estimated fair value of the common stock option liabilities was subsequently remeasured at December 31, 2023 with the changes recorded on the Company’s consolidated statements of operations and comprehensive loss.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 11. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of December 31, 2023 and 2022, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2022	Outstanding at December 31, 2022	Exercised during the Year Ended December 31, 2023	Outstanding at December 31, 2023
March 2023 Pre-Funded Warrants	March 2023	perpetual	$—	—	—	(425,834)	75,000
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	—	1,000	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	—	1,000	—	1,000
August 2022 Pre-Funded Warrants	August 2022	perpetual	$—	—	56,813	(56,813)	—
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	—	9,846	—	9,846
January 2021 Service and Performance Warrants (1)(3)	January 2021	2 years	$123.20	—	188	—	—
December 2020 Warrants (4)	December 2020	5.5 years	$9.00	—	16,367	—	16,367
December 2020 Warrants	December 2020	5.5 years	$120.00	—	49,100	—	49,100
December 2020 Placement Agent Warrants	December 2020	5 years	$152.80	—	3,274	—	3,274
July 2020 Warrants (4)	July 2020	5.5 years	$9.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	—	802	—	802
May 2020 Warrants (4)	May 2020	5 years	$9.00	—	9,946	—	9,946
May 2020 Warrants	May 2020	5 years	$191.20	—	24,863	—	24,863
May 2020 Placement Agent Warrants	May 2020	5 years	$245.20	—	1,741	—	1,741
March 2020 Service and Performance Warrants (1)(3)	March 2020	3 years	$100.00	—	459	—	—
September 2019 Placement Agent Warrants	September 2019	5 years	$379.20	—	1,649	—	1,649
June 2019 Placement Agent Warrants	June 2019	5 years	$251.60	—	1,862	—	1,862
April 2019 Service and Performance Warrants (1)	April 2019	5 years	$247.20	—	3,629	—	3,629
June 2018 Placement Agent Warrants (3)	June 2018	5 years	$502.80	—	1,741	—	—
March 2018 Placement Agent Warrants (3)	March 2018	5 years	$1,662.40	—	376	—	—
January 2021 Warrants (2)(4)	January 2021	5.5 years	$9.00	—	7,831	—	7,831
January 2021 Warrants (2)	January 2021	5.5 years	$125.20	—	90,629	—	90,629
September 2019 Warrants (2)(4)	September 2019	5.5 years	$9.00	—	9,892	—	9,892
September 2019 Warrants (2)	September 2019	5.5 years	$300.80	—	6,594	—	6,594
June 2019 Warrants (2)	June 2019	5.5 years	$200.00	—	10,896	—	10,896
March 2018 Warrants (2)(3)	March 2018	5 years	$429.20	—	16,036	—	—
Total				—	342,570	(482,647)	341,957

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

(3) These warrants expired in the during the year ended December 31, 2023.

(4) These warrants were repriced as part of the March 2023 Private Placement offering.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2022	Outstanding at December 31, 2022	Exercised during the Year Ended December 31, 2023	Outstanding at December 31, 2023
March 2023 Options - Series A	March 2023	5 years	$9.00	—	—	—	666,334
March 2023 Options - Series B	March 2023	1.5 years	$9.00	—	—	—	666,334
March 2023 Placement Agent Options	March 2023	5 years	$11.25	—	—	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	—	118,063	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	5,904	—	5,904
Total				—	123,967	—	1,489,952

See Note 6 for the Black-Scholes option-pricing model and weighted-average assumptions used to estimate the fair value of the preferred investment options liabilities.

Note 12. Stock-Based Compensation and Employee Stock Purchase Program

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

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 3,000 shares. On February 2, 2022, Stanley Jacot, Jr. was hired as the new president and chief executive officer of the Company. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company has filed a registration statement on Form S-8 to register the

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

issuance of shares upon exercise of this inducement stock option. The inducement options grants have been issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of December 31, 2023, a total of 86,835 shares of common stock were reserved for issuance under the 2015 Plan, of which 15,226 shares of common stock are available for future grant. As of December 31, 2023, a total of 102 and 71,609 options were outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2022, a total of 103 and 51,421 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 8,366 and 8,477 inducement options were outstanding as of December 31, 2023 and 2022, respectively.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2021	35,554	$211.20	$—
Options granted	33,408	44.00	11,880
Options exercised	—	—	—
Options forfeited	(6,658)	91.60	—
Options expired	(2,302)	644.80	—
Outstanding — Balance at December 31, 2022	60,002	114.80	—
Options granted	26,021	6.38	—
Options exercised	—	—	—
Options forfeited	(5,644)	29.58	39,062
Options expired	(301)	121.05	—
Outstanding — Balance at December 31, 2023	80,078	85.30	—
Vested and expected to vest — December 31, 2023	74,608	89.85	—
Exercisable —December 31, 2023	41,735	$139.82	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of December 31, 2023, there was $623,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 2.1 years.

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

	Year Ended December 31,
Assumptions	2023	2022
Expected term (years)	7.06	6.40
Expected volatility	124%	122%
Risk-free interest rate	3.61%	2.61%
Expected dividend yield	—	—

The weighted-average, estimated grant date fair value of employee stock options granted during the years ended December 31, 2023 and 2022 was $5.72 and $38.50, respectively. The Company recognized $717,000 and $1.1 million of compensation expense for stock options awards for the years ended December 31, 2023 and 2022, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2023, the number of shares of common stock reserved for future issuance under the ESPP were 7,265. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of December 31, 2023, 3,468 shares had been issued under the ESPP. The Company recorded $6,000 and $4,000 of ESPP related compensation expense for the years ended December 31, 2023 and 2022, respectively.

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

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. During 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As of December 31, 2023, the Company continues to pursue or are otherwise liable for a total of two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the consolidated balance sheet as an other noncurrent liability.

Contingent Liability Related to the ISI Acquisition

In August 2020, the Company acquired by merger ISI. A portion of the purchase price consideration for the acquisition in the amount of $280,000 was to be recognized in two annual installments, each of up to 3,316 shares of the Company’s common stock, subject to the achievement of revenue milestones in 2021 and 2022. The contingent consideration was measured and recorded at fair value. The contingent consideration liability was remeasured quarterly with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. During 2022, the contingent consideration liability was fully written down as the probability of achievement of the 2022 revenue milestone was remote.

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

Note 14. Leases

Operating Leases

As of December 31, 2023, the Company leases office space in Dallas, Texas, Davis and Sacramento, California, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases the Davis office to third parties. In 2022, the Company terminated its lease for office space in Chesterfield, MO effective September 30, 2022. The original lease term was scheduled to expire in May 2024. As a result, the Company paid $47,000 in early termination fees. In addition, the Company subleased the facility in Chatsworth, CA to Radiance Beauty as part of the licensing agreement beginning November 1, 2022 for the remainder of the lease term. During 2022, the Company entered into an agreement to lease office space in Dallas, Texas. The new lease commenced in July 2022.

Some leases (the Dallas and Davis offices and a warehouse) include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The exercise of lease renewal options is at the Company’s sole discretion.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Right of use asset	$792	$1,848
Total leased assets		$792	$1,848
Liabilities
Current - Operating	Operating lease liability - current	$852	$1,010
Noncurrent - Operating	Operating lease liability - noncurrent	155	1,007
Total leased liabilities		$1,007	$2,017

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Lease Cost	Classification	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Operating lease cost	SG&A and R&D Expenses	$763	$1,028
Short term lease cost	SG&A and R&D Expenses	13	6
Sublease income (1)	SG&A and R&D Expenses	(450)	(384)
Net lease cost		$326	$650

(1) Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	2.3	2.4
Weighted-average discount rate	6%	6%

The maturities of the operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Years Ending December 31,	Amounts
2024	$886
2025	156
Total operating lease payments	$1,042
Less: imputed interest	35
Total current and noncurrent operating lease liabilities	$1,007

Note 15. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(13,978)	$(15,598)
Foreign	—	—
Loss before income taxes	$(13,978)	$(15,598)

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The total income tax provision for the years ended December 31, 2023 and 2022 was expense of $8,000 and $14,000, respectively, and is comprised of current state taxes and foreign taxes withheld by governmental agencies outside of the United States, as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	(7)	(13)
Foreign	(1)	(1)
Total current tax (expense)	(8)	(14)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax (expense)	—	—
Total tax (expense)	$(8)	$(14)

The Company operates in only one federal jurisdiction, the United States. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Expected income tax provision at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefits	5.0%	16.0%
Change in valuation allowance	(26.6)%	(40.9)%
Derivative liability	9.8%	4.1%
PIPE Transactions	(9.8)%	—
Contingent Consideration Release	—	0.1%
Non-controlling interest	—	(0.3)%
Other	0.5%	(0.1)%
Income tax provision	(0.1)%	(0.1)%

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net operating loss carryforwards (“NOLs”) and other tax credits. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$23,160	$19,654
Stock-based compensation	4,654	4,541
Accrued payroll and benefits	342	296
Research and development credits	16	16
Fixed asset basis difference	87	54
Inventory reserve	102	445
Charitable contributions	3	2
Income from partnerships	231	97
Lease liability	261	531
Other accounts receivable reserve	147	65
Amortized intangibles	755	819
Goodwill	358	393
Section 174 Capitalization	583	340
Total deferred tax assets	30,699	27,253
Deferred tax liabilities:
Right of use asset	(205)	(486)
Total deferred tax liabilities	(205)	(486)
Less valuation allowance	(30,494)	(26,767)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The net valuation allowance increased by $3.7 million and $6.3 million during the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company had federal and state NOLs aggregating approximately $94.1 million and $60.4 million, respectively. At December 31, 2023, the utilization of a portion of the federal NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code (IRC). Of the $230.5 million of federal NOLs available, approximately $136.4 million are expected to expire unutilized due to ownership changes as defined in IRC Section 382. If not utilized, the federal and state NOLs will begin to expire in 2024. IRC Section 382 may also limit NOLs generated after 2022 and in future years.

The Company evaluates deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Such evaluation is based on consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the length of statutory carryforward periods; the Company’s experience with operating losses; and tax-planning alternatives. The significant piece of objective negative evidence evaluated was the cumulative loss incurred through the year ended December 31, 2023. Given this evidence and the expectation to incur operating losses in the foreseeable future, a full valuation allowance has been recorded against the net deferred tax asset. The Company will continue to maintain a full valuation allowance against the entire amount of its net deferred tax asset, until such time as the Company has determined that the weight of the objectively verifiable positive evidence exceeds that of the negative evidence. Although the Company has established a full valuation allowance on its net deferred tax asset, for Federal tax losses before 2018 and for all state tax losses, it has not forfeited the right to carryforward tax losses up to 20 years and apply such tax losses against taxable income in such years, thereby reducing its future tax obligations. Federal tax losses generated in 2018 and later do not expire. The Company is

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

subject to taxation in the United States and various state jurisdictions. As of December 31, 2023, the Company’s tax years for 2004 through 2022 are generally subject to examination by the tax authorities. The years are open back to 2004 to the extent the NOLs being carried forward were generated then.

The Company had the following unrecognized tax benefits (in thousands), none of which, if recognized, would impact the Company’s effective tax rate:

	Year Ended December 31,
	2023	2022
Unrecognized tax benefit beginning balance	$16	$17
Increases for tax positions taken in prior years	—	—
Decreases for tax positions taken in prior years	—	(1)
Increases for tax positions taken in current years	—	—
Settlements	—	—
Unrecognized tax benefit ending balance	$16	$16

The Company does not anticipate its total unrecognized tax benefits as of December 31, 2023 will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2023, the Company has not recognized any interest and penalties related to uncertain tax positions.

In February 2023, the Company received notification from the Internal Revenue Service that our Archipelago joint venture was selected for audit for the 2021 tax year. The Company received a preliminary summary of examination changes during November 2023, is currently awaiting the Notice of Proposed Partnership Adjustment, and plans to accept the adjustments. Accordingly, the Company has adjusted the tax disclosures to capture the anticipated impact of the proposed adjustments.

The Company is currently not under audit for state purposes.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 16. Retirement Benefits

The Company has a 401(k) retirement plan (the “Plan”) available for participation by all regular full-time employees who have completed three months of service with the Company. The Company established the Plan in 2008. The Plan provides for a discretionary matching contribution equal to 50% of the amount of the employee’s salary deduction, not to exceed 3% of the salary per employee. Highly compensated employees are excluded from receiving any discretionary matching contribution. Employees’ rights to employer contributions vest on the one-year anniversary of their date of employment. The Company has the option to make discretionary matching contributions. The Company did not make discretionary matching contributions during the years ended December 31, 2023 and 2022.

Note 17. Segment and Geographic Information

Management has determined that it has one business activity and operates in one segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.

Revenues based on the location of the customers, are as follows (in thousands):

	Year Ended December 31,
	2023	2022
United States	$5,032	$6,298
Argentina	—	862
India	7	7
Canada	291	194
Germany	—	57
Total	$5,330	$7,418

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

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Year Ended December 31,
	2023	2022
Options to purchase common stock	80,078	60,002
Warrants to purchase common stock	266,957	285,757
Preferred investment options	1,489,952	123,967
Total	1,836,987	469,726

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 19. Related Party Transactions

The Company’s related parties include Moral Compass Corporation (“MCC”) and the John Sperling Foundation (“JSF”). The rights to the intellectual property owned by Blue Horse Labs, Inc. (“BHL”) were assigned to its sole shareholder, the John Sperling Revocable Trust (“JSRT”) due to BHL’s dissolution and then subsequently to the JSF. The JSF is deemed a related party of the Company because MCC, one of the Company’s largest stockholders, and the JSF share common officers and directors.

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $58,000 and $48,000 as of December 31, 2023 and December 31, 2022, respectively, and are included in the consolidated balance sheets as amounts due to related parties.

Note 20. Subsequent Events

Management has evaluated subsequent events through March 28, 2024, the date that the financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, Arcadia’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were evaluated, with the participation of Arcadia’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Arcadia in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Stanley E. Jacot Jr., Arcadia’s principal executive officer, and Thomas J. Schaefer, Arcadia’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Arcadia’s management, including Stanley E. Jacot Jr., its principal executive officer, and Thomas J. Schaefer, its principal financial officer, evaluated the effectiveness of Arcadia’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Arcadia’s internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information.

No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	2/28/2023

3.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-37383	3.1	12/8/2022

3.4	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	12/8/2022

4.1	Form of Registrant’s common stock certificate.	S-3	333-224061	4.1	3/30/2018

4.2	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	3/23/2018

4.3	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	6/14/2019

4.4	Form of Placement Agent Warrant.	8-K	001-37383	4.2	6/14/2019

4.5	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	9/9/2019

4.6	Form of Placement Agent Warrant.	8-K	001-37383	4.2	9/9/2019

4.7	Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.					X

4.8	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	5/18/2020

4.9	Form of Placement Agent Warrant.	8-K	001-37383	4.2	5/18/2020

4.10	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	7/8/2020

4.11	Form of Placement Agent Warrant.	8-K	001-37383	4.2	7/8/2020

4.12	Form of Investor Warrant.	8-K	001-37383	4.1	12/22/2020

4.13	Form of Placement Agent Warrant.	8-K	001-37383	4.2	12/22/2020

4.14	Form of Investor Warrant.	8-K	001-37383	4.1	1/29/2021

4.15	Form of Placement Agent Warrant.	8-K	001-37383	4.2	1/29/2021

4.16	Form of Investor Pre-Funded Warrant.	8-K	001-37383	4.1	8/16/2022

4.17	Form of Investor Preferred Investment Option.	8-K	001-37383	4.2	8/16/2022

4.18	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.3	8/16/2022

4.19	Form of Pre-Funded Warrant.	8-K	001-37383	4.1	3/3/2023

4.20	Form of Series A Preferred Investment Option.	8-K	001-37383	4.2	3/3/2023

4.21	Form of Series B Preferred Investment Option.	8-K	001-37383	4.3	3/3/2023

4.22	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.4	3/3/2023

10.1*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015

10.2*	2006 Stock Plan, as amended and restated, and form of agreement thereunder.	S-1	333-202124	10.8	2/17/2015

10.3*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	S-1	333-232858	10.9	7/26/2019

10.4*	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202124	10.10	5/11/2015

10.5*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015

10.6*	Amended and Restated Director Compensation Policy.	10-Q	001-37383	10.14	5/10/2016

10.7*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015

10.8	Base Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP, including Amendments 1-7.	S-1	333-229047	10.16	12/27/2018

10.9	Amendment No. 8 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.8	5/13/2020

10.10	Amendment No. 9 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.2	8/13/2020

10.11*	Employment Letter for Stanley E. Jacot Jr., Chief Executive Officer.	10-Q	001-37383	10.1	5/12/2022

10.12*	Severance and Change in Control Agreement for Stanley E. Jacot, Jr.	10-Q	001-37383	10.1	5/12/2022

10.13*	Inducement Option Grant for Stanley E. Jacot, Jr.	10-Q	001-37383	10.2	5/12/2022

10.14*	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer.	8-K/A	001-37383	10.1	1/5/2023

10.15+	Limited Liability Company Operating Agreement for Archipelago Ventures Hawaii, LLC, dated as of August 9, 2019.	8-K	001-37383	10.1	8/9/2019

10.16	Securities Purchase Agreement dated as of March 19, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	3/23/2018

10.17	Form of Registration Rights Agreement.	8-K	001-37383	10.2	3/23/2018

10.18	Form of Securities Purchase Agreement dated as of June 11, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2018

10.19	Form of Securities Purchase Agreement dated as of June 12, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2019

10.20	Form of Securities Purchase Agreement dated as of September 5, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	9/9/2019

10.21	Form of Letter Agreement, dated as of May 14, 2020.	8-K	001-37383	10.1	5/18/2020

10.22	Form of Letter Agreement, dated as of July 6, 2020.	8-K	001-37383	10.1	7/8/2020

10.23	Form of Securities Purchase Agreement dated as of December 18, 2020, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	12/22/2020

10.24	Form of Securities Purchase Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	1/29/2021

10.25	Form of Registration Rights Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	1/29/2021

10.26	Form of Securities Purchase Agreement, dated as of August 12, 2022, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	8/16/2022

10.27	Form of Securities Purchase Agreement dated as of March 2, 2023, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	3/3/2023

10.28	Form of Registration Rights Agreement dated as of March 2, 2023, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	3/3/2023

10.29	Form of Investment Option Amendment, dated as of March 2, 2023.	8-K	001-37383	10.3	3/3/2023

10.30+	Master Transaction Agreement.	8-K	001-37383	10.2	12/22/2020

10.31+	Asset Purchase Agreement dated May 17, 2021, by and among Arcadia, Buyer, Seller, Eko, Lief, Zola and Parent.	8-K	001-37383	10.1	5/21/2021

21.1	List of subsidiaries of the Registrant.	S-1	333-262407	21.1	1/28/2022

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of attorney (included in the signature page to this filing).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934,					X

as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Dodd-Frank Clawback Policy.	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).	X

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

ARCADIA BIOSCIENCES, INC.

Date: March 28, 2024	By:	/s/ STANLEY E. JACOT JR.
Stanley E. Jacot Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2024	By:	/s/ THOMAS J. SCHAEFER
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

Name	Title	Date

/s/ STANLEY E. JACOT JR.
Stanley E. Jacot Jr.	Director	March 28, 2024

/s/ ALBERT B. BOLLES
Albert D. Bolles	Director	March 28, 2024

/s/ KEVIN COMCOWICH
Kevin Comcowich	Director	March 28, 2024
/s/ LILIAN SHACKELFORD MURRAY
Lilian Shackelford Murray	Director	March 28, 2024

/s/ GREGORY D. WALLER
Gregory D. Waller	Director	March 28, 2024

/s/ AMY YODER
Amy Yoder	Director	March 28, 2024

/s/ DEBORAH D. CAROSELLA
Deborah D. Carosella	Director	March 28, 2024