Form 10-K/A
period 2023-12-31
Arcadia Biosciences, Inc.
filed 2024-04-29
CIK 1469443

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

As of April 23, 2024, the registrant had 1,362,840 shares of common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 28, 2024 (Original Filing), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2024 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

FORM 10-K/A

Amendment No. 1

i

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors (ages as of March 31, 2024):

Name	Age	Position
Stanley E. Jacot, Jr.	54	President and Chief Executive Officer
Thomas J. Schaefer	48	Chief Financial Officer
Kevin Comcowich	55	Chair of the Board of Directors
Albert D. Bolles, Ph.D.	66	Director
Deborah Carosella	67	Director
Lilian Shackelford Murray	65	Director
Amy Yoder	57	Director
Gregory D. Waller	74	Director

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

Albert D. Bolles, Ph.D. joined our Board of Directors in May 2018. Dr. Bolles currently advises multiple companies in the consumer products sector in a broad range of business initiatives. He most recently completed his tenure as the Chief Executive Officer of Landec Corporation from June 2019 to August 2022. In this role, he successfully led profitability, operating, innovation and quality improvements enabling divestiture of the Curation Foods businesses, as well as transitioning the Lifecore Biomedical business from Landec to a stand-alone corporation. Prior to his appointment at Landec, Dr. Bolles served as Executive Vice President, Chief Technology and Operations Officer of ConAgra Foods, a leading consumer products food company with net sales exceeding $16 billion. Preceding that role, Dr. Bolles was Executive Vice President, Research, Quality and Innovation for ConAgra, championing the development and execution of multiple new and improved products, realizing incremental growth for ConAgra Foods and a multiyear pipeline to sustain and advance growth further. Before joining ConAgra in 2006, Dr. Bolles served as Vice President of worldwide research and development for PepsiCo Beverages and Foods and Quaker Foods, including product process, package and sensory R&D, Nutrition, Quality and Scientific & Regulatory Affairs. Dr. Bolles holds several patents and has won numerous awards for his contributions to the world of food science. He is a graduate of Michigan State University, where he earned Ph.D. and M.S. degrees in food science and a bachelor’s degree in microbiology. He currently serves as a director of SunOpta, a publicly traded company, where he is also on the Nominating and Governance Committee, and has served as a director of Landec Corporation. We believe Dr. Bolles is qualified to serve on our Board of Directors because of his more than 30 years of experience in the consumer food industry in the areas of research and development, innovation, quality and end-to-end supply chain.

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

Amy Yoder joined the Board in June 2017. Since January 2023, Ms. Yoder has served as the CEO of QC Supply, a company focused on providing retail services and distribution for the agricultural protein segment. From June 2015 to December 2022, she was the President and CEO of Anuvia Plant Nutrients, a company that creates enhanced plant nutrition products from recycled organic waste sources. From 2012 to 2015, Ms. Yoder was the President and CEO of Arysta Life Science, a publicly-held agricultural solutions company. Ms. Yoder has also held a variety of senior sales, marketing and executive positions with companies throughout the agricultural and related industries, including Spectrum Brands, BioLab and United Agri Products. Ms. Yoder received a bachelor’s degree in agricultural technology and systems management from Michigan State University, with an emphasis in crop and soil science. She has served on boards of various agricultural associations and universities and as a director of Compass Minerals International, a publicly traded company. We believe Ms. Yoder is qualified to serve on our Board of Directors due to her extensive experience across various agriculture sectors, deep knowledge of the capital markets and public board governance expertise.

Deborah Carosella joined our Board of Directors in February 2021. Ms. Carosella has served as a director on the board of Landec Corporation where she was the chair of the compensation committee. Ms. Carosella has over 30 years of experience in the consumer products goods industry, with both large corporations and smaller, entrepreneurial, high growth companies. Ms. Carosella has extensive experience in the natural and organic foods industry, and particular expertise in general management, customer and consumer strategy, strategic marketing, brand and new product development, and innovation. She has served as a strategic consultant for various natural and organic food companies and as an advisor to select private equity firms since 2017. Previously, Ms. Carosella was CEO of Madhava Natural Sweeteners, a Boulder, Colorado-based natural and organic sweetener company until December 2016. Prior to Madhava, Ms. Carosella was Senior Vice President of Innovation and a member of the Executive Leadership Team at WhiteWave/Dean Foods. She joined WhiteWave/Dean Foods from ConAgra Foods, Inc. where she held various roles including Vice President, General Manager and Vice President, Strategic Marketing and Innovation and Executive Vice President New Platforms while serving on the Executive Leadership Team with business unit- specific and enterprise-wide responsibilities. Ms. Carosella began her career in the advertising, branding and innovation agency business, serving as President of her own agency after working for several years with large, multi-national agencies. We believe Ms. Carosella is qualified to serve on our Board of Directors because of her more than 30 years of experience in consumer products and specifically in the areas of strategic marketing, branding and new product innovation.

Gregory D. Waller has served as a director of the Company since June 2017. He has also served as a board member of Nuwellis, Inc. since August 2011, a publicly traded company. From October 2011 to October 2015, Mr. Waller was Chief Financial Officer of Ulthera Corporation, a privately-held company providing ultrasound technology for aesthetic and medical applications, which was sold to Merz North America in July 2014. From March 2006 until April 2011, Mr. Waller was Chief Financial Officer of Universal Building Products, a manufacturer of concrete construction accessories. Mr. Waller served as Vice President-Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc., a manufacturer and marketer of consumable dental products, from August 1993 until May 2005 and was formerly the Vice President and Treasurer of Kerr, Ormco Corporation, and Metrex. Mr. Waller’s prior board experience includes service as a director for the following publicly-traded companies: Endologix Corporation, from November 2003 to October 2020; Cardiogenesis Corporation, from April 2007 until its acquisition by Cryolife in 2011; Clarient, Inc., from December 2006 until its acquisition by General Electric Company in December 2010; Biolase Technology, Inc., from October 2009 to August 2010; SenoRx, Inc., from May 2006 until its acquisition by C.R. Bard, Inc. in July 2010; and Alsius Corporation, from June 2007 until its acquisition by Zoll Medical Corporation in September 2009. Mr. Waller has a Master of Business Administration with a concentration in accounting from California State University, Fullerton. We believe Mr. Waller is qualified to serve as a member of our Board of Directors because of his 45 years of financial and management experience, as well as his familiarity with public company board functions from his service on the Boards of other public companies.

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

Audit Committee

Our audit committee is currently comprised of Mr. Waller and Mses. Shackelford Murray and Yoder, with Mr. Waller serving as audit committee chair. Our Board of Directors has determined that each of the members of our audit committee satisfies the requirements for independence and financial literacy under the current listing standards of The Nasdaq Stock Market and SEC rules and regulations, including Rule 10A-3. Our Board of Directors also has determined that Ms. Shackelford Murray and Mr. Waller are audit committee financial experts within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The responsibilities of our audit committee include, among other things:

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our definitive proxy statement for our 2023 annual meeting of stockholders that was filed with the SEC on April 25, 2023.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers, and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available in the Investors section of our website at http://ir.arcadiabio.com under “Corporate Governance.” If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2023.

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

2023 Summary Compensation Table

The following table provides information regarding the compensation during the fiscal years ended December 31, 2023 and 2022 of (i) each person who served as our chief executive officer during fiscal 2023; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2023 and whose total compensation for such year exceeded $100,000; and (iii) up to two additional individuals for whom disclosures would have been provided in this table under part (ii) of this sentence, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2023 (sometimes referred to collectively as the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Stanley E. Jacot, Jr.	2023	$350,000	—	—	$10,021	$165,156	—	525,177
President and Chief Executive Officer	2022	$320,485	—	—	$249,506	$192,938	—	$762,929
Thomas J. Schaefer	2023	$260,000	—	—	$22,388	$98,150	—	380,538
Chief Financial Officer	2022	—	—	—	—	—	—	—
Laura Pitlik	2023	$250,000	—	—	$10,021	$86,250	—	346,271
Former Chief Marketing Officer (3)	2022	$250,000	$17,500	—	$78,915	$106,500	—	$452,915

(1) Amounts do not reflect compensation actually received by the officer. Instead, the amounts represent aggregate grant date fair value of options granted during 2023 computed in accordance with ASC Topic 718 Stock Compensation. The valuation assumptions used in determining such amounts are consistent with those described in Note 12 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

(2) The amounts shown for 2023 represent amounts earned pursuant to our Executive Incentive Bonus Plan for services in 2023, which were paid in 2024. The amounts shown for 2022 represent amounts earned pursuant to our Executive Incentive Bonus Plan for services in 2022, which were paid in 2023. The amounts for 2023 and 2022 were determined based on a weighting of the achievement of Financial and Individual Goals.

(3) Ms. Pitlik resigned as our Chief Marketing Officer, effective as of March 1, 2024.

Named Executive Officer Employment Arrangements

Stanley E. Jacot, Jr. (President and Chief Executive Officer)

Mr. Jacot's starting compensation when appointed to the position of President and Chief Executive Officer in February 2022, included an annual base salary of $350,000 and a target bonus opportunity of 50% of his annual base salary. Additionally, Mr. Jacot was granted an inducement stock option on February 2, 2022 to purchase 7,902 shares of the Company’s common stock with an exercise price of $36.40 per share. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to his continued service through the applicable vesting dates. In April 2023, Mr. Jacot was granted options to purchase 1,500 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. Mr. Jacot is eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

Thomas J. Schaefer (Chief Financial Officer)

In connection with the appointment of Mr. Schaefer to the position of Chief Financial Officer in January 2023, Mr. Schaefer's annual base salary was increased to $260,000 and his target bonus opportunity was established at 40%. Additionally, Mr. Schaefer was granted options to purchase 1,250 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. In April 2023, Mr. Schaefer was granted options to purchase 1,500 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. Mr. Schaefer is eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

Laura Pitlik (Former Chief Marketing Officer)

Ms. Pitlik’s starting compensation when hired in July 2021 included a base salary of $250,000, a signing bonus of $50,000, an annual incentive cash bonus targeted at 40% of base salary, and the grant of stock options to purchase 1,874 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. In April 2022, Ms. Pitlik was granted options to purchase 1,350 shares of common stock of the Company. The stock option vests over 4 years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to her continued service. In August 2022, Ms. Pitlik was granted options to purchase 575 shares of the common stock of the Company. Ms. Pitlik's right to exercise the option vests over 3 years (1/3 per year), subject to her continued service. In April 2023, Ms. Pitlik was granted options to purchase 1,500 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. Ms. Pitlik is eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

On February 9, 2024, Ms. Pitlik provided notice to Arcadia of her resignation as Arcadia’s chief marketing officer, effective as of March 1, 2024. On February 13, 2024, Arcadia and Ms. Pitlik entered into a Separation Agreement, pursuant to which Arcadia paid Ms. Pitlik a cash severance payment equal to $62,500 and Mr. Pitlik signed a general release of claims.

Severance and Change in Control Agreements

In February 2015, our Board approved the form of severance and change in control agreements (the “CIC Agreements”) for each of our executive officers. The specific terms of the CIC Agreements for our current executive officers are discussed below. Other than for Mr. Jacot’s CIC Agreement, each of the CIC Agreements expires by its terms on the third anniversary of the effective date of such agreement.

Pursuant to the CIC Agreements, if we terminate an executive’s employment with us for a reason other than cause (as defined in the CIC Agreements) or the executive’s death or disability (as defined in the CIC Agreements) at any time other than during the twelve-month period immediately following a change of control (as defined in the CIC Agreements), then such executive will receive the following severance benefits from the Company: (i) severance in the form of base salary continuation for a period of six months (nine months for Mr. Jacot); (ii) reimbursement for premiums paid for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, for the executive and the executive’s eligible dependents for up to six months (nine months for Mr. Jacot); (iii) a pro-rated portion of the termination year bonus based on the percentage of the year that executive was employed by the Company in the year of termination and; and (iv) for Mr. Jacot, vesting shall accelerate as to those outstanding equity awards that would vest in the twelve months following the date of termination under normal vesting during that period as if Mr. Jacot were employed for all of that twelve month period. In addition, if Mr. Jacot resigns from employment with us for good reason (as defined in his CIC Agreement) other than during the twelve-month period immediately following a change of control, Mr. Jacot will receive the same severance benefits from the Company that Mr. Jacot would have received if he were terminated without cause.

If during the twelve-month period immediately following a change of control (as defined in the CIC Agreements), (x) we terminate an executive’s employment with us for a reason other than cause (as defined in the CIC Agreements) or the executive’s death or disability (as defined in the CIC Agreements), or (y) an executive resigns from such employment for good reason (as defined in the CIC Agreements), then, in lieu of the above described severance benefits, such executive shall receive the following severance benefits from the Company: (i) severance in the form of base salary continuation for a period of twelve months; (ii) reimbursement for premiums paid for coverage pursuant to COBRA, for the executive and the executive’s eligible dependents for up to twelve months; (iii) vesting shall accelerate as to 100% of all of the executive’s outstanding equity awards; and (iv) a pro-rated portion of the termination year bonus based on the percentage of the year that executive was employed by the Company in the year of termination. In addition, if other than during the twelve-month period immediately following a change of control, Mr. Jacot’s employment with the Company is terminated due to Mr. Jacot’s death or disability, then Jr. Jacot shall receive the following severance benefits: (i) vesting shall accelerate as to those outstanding equity awards that would vest in the twelve months following the date of termination under normal vesting during that period as if Mr. Jacot were employed for all of that twelve month period and (ii) a pro-rated portion of the termination year bonus based on the percentage of the year that Mr. Jacot was employed by the Company in the year of termination.

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

On February 8, 2024, our Board approved retention bonuses of $87,500 for Mr. Jacot and $65,000 for Mr. Schaefer. In order for either of these executive officers to be eligible for a retention bonus, such executive officer must remain employed by Arcadia in good standing until the earlier to occur of (i) a change of control (as defined in the CIC Agreements) and (ii) December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our 2023 named executive officers as of December 31, 2023.

	Option Awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable(1)	Number of securities underlying unexercised options (#) unexercisable(1)		Option Exercise Price ($)	Option Expiration Date
Stanley E. Jacot Jr.	3,786	4,116	(2)	$36.40	2/2/2032
President and Chief Executive Officer	—	1,500	(3)	$7.55	4/4/2033
Thomas J. Schaefer	170	30	(4)	$146.80	7/27/2030
Chief Financial Officer	72	28	(5)	$122.00	1/21/2031
	270	230	(6)	$83.60	10/1/2031
	287	288	(7)	$50.80	4/11/2032
	338	437	(8)	$50.80	4/11/2032
	287	288	(9)	$37.60	8/16/2032
	—	1,250	(10)	$11.20	1/3/2033
	—	1,500	(3)	$7.55	4/4/2033
Laura Pitlik	1,171	704	(11)	$112.00	7/12/2031
Former Chief Marketing Officer	287	288	(7)	$50.80	4/11/2032
	338	437	(8)	$50.80	4/11/2032
	287	288	(9)	$37.60	8/16/2032
	—	1,500	(3)	$7.55	4/4/2033

(1) Stock options granted to Mr. Jacot, Mr. Schaefer and Ms. Pitlik to purchase our common stock were granted pursuant to our 2015 Omnibus Equity Incentive Plan except for options granted to Mr. Jacot with expiration date February 2, 2032. These options were granted as inducement grants in connection with his initial employment with us and were not granted pursuant to our 2015 Omnibus Equity Incentive Plan.

(2) The stock options vested as to 25% of the shares on February 2, 2023, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on January 31, 2026, subject to the executive officer’s continued service through each vesting date.

(3) The stock options vested as to 25% of the shares on April 4, 2024, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on March 31, 2027, subject to the executive officer’s continued service through each vesting date.

(4) The stock options vested as to 25% of the shares on July 27, 2021, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on July 1, 2024, subject to the executive officer’s continued service through each vesting date.

(5) The stock options vested as to 25% of the shares on January 21, 2022, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on January 31, 2025, subject to the executive officer’s continued service through each vesting date.

(6) The stock options vest in 48 equal installments beginning November 1, 2021, and ending October 1, 2025, subject to the executive officer’s continued service through each vesting date.

(7) The stock options vested as to 50% of the shares on April 11, 2023, with the remaining 50% of shares vested on April 11, 2024.

(8) The stock options will vest as to 25% of the shares on April 11, 2023, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on March 31, 2026, subject to the executive officer’s continued service through each vesting date.

(9) The stock options vest in three equal annual installments beginning August 16, 2023, and ending August 31, 2026, subject to the executive officer’s continued service through each vesting date.

(10) The stock options vested as to 25% of the shares on January 3, 2024, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on December 31, 2026, subject to the executive officer’s continued service through each vesting date.

(11) The stock options vested as to 25% of the shares on July 12, 2022, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on June 30, 2025, subject to the executive officer’s continued service through each vesting date.

Non-Employee Director Compensation

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Kevin Comcowich	$89,000	$10,089	$99,089
Albert D. Bolles, Ph.D.	$46,000	$4,324	$50,324
Deborah Carosella	$53,158	$4,324	$57,482
Gregory Waller	$64,000	$4,324	$68,324
Lilian Shackelford Murray	$64,000	$4,324	$68,324
Amy Yoder	$60,500	$4,324	$64,824

(1) Represents the cash annual retainer and the meeting attendance fees earned by the non-employee directors. Also includes $4,500 paid to each of Mr. Comcowich, Ms. Shackelford Murray and Ms. Yoder and $2,658 paid to Ms. Carosella for serving on a special committee of the Board in connection with the Company’s strategic review process.

(2) Amounts do not reflect compensation actually received by the non-employee director. Instead, the amounts represent aggregate grant date fair value of options granted during 2023 computed in accordance with ASC Topic 718 Stock Compensation. The valuation assumptions used in determining such amounts are consistent with those described in Note 12 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Mr. Comcowich, as the continuing non-employee chairman, received a grant of 2,186 stock options, which vest as described below. Dr. Bolles, Mr. Waller, Ms. Yoder, Ms. Shackelford Murray and Ms. Carosella, as continuing non-employee directors, each received a grant of 937 stock options, which vest as described below.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2023.

Director Name	Option Grant Date	Number of Options Outstanding		Option Exercise Price Per Share ($)(1)	Option Expiration Date
Kevin Comcowich	10/30/2016	59	(2)	$1,376.00	10/30/2026
	6/7/2017	75	(2)	$584.00	6/7/2027
	6/6/2018	186	(2)	$432.00	6/6/2028
	6/3/2019	403	(2)	$201.60	6/3/2029
	6/1/2020	533	(2)	$147.60	6/1/2030
	7/8/2020	131	(2)	$149.20	7/8/2030
	6/2/2021	637	(2)	$115.60	6/2/2031
	6/1/2022	1,377	(2)	$53.60	6/1/2032
	6/6/2023	2,186	(3)	$4.80	6/6/2033
Albert D. Bolles, Ph.D.	5/12/2018	205	(2)	$366.40	5/12/2028
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(3)	$4.80	6/6/2033
Deborah Carosella	2/22/2021	546	(4)	$130.00	2/22/2031
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(3)	$4.80	6/6/2033
Lilian Shackelford Murray	6/6/2018	160	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	7/8/2020	18	(2)	$149.20	7/8/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(3)	$4.80	6/6/2033
Gregory D. Waller	6/7/2017	149	(2)	$584.00	6/7/2027
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(3)	$4.80	6/6/2033
Amy Yoder	8/7/2017	253	(2)	$344.00	8/7/2027
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(3)	$4.80	6/6/2033

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

In 2023, the non-employee directors received only 14% of their scheduled stock option awards. These directors voluntarily reduced their 2023 awards because the authorized number of shares under the Company’s 2015 Omnibus Equity Incentive Plan was insufficient to allow the non-employee directors to receive their usual grants under the Company’s Director Compensation Policy.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2024 by:

1.
each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
2.
each of our named executive officers;
3.
each of our directors; and
4.
all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on March 31, 2024.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2024. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 1,362,840 shares of our common stock outstanding as of March 31, 2024.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Arcadia Biosciences, Inc., 5950 Sherry Lane, Suite 215, Dallas, TX 75225.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Named Executive Officers, Directors and Director Nominees:
Stanley E. Jacot, Jr. (1)	10,046	*
Thomas J. Schaeffer (2)	3,475	*
Laura Pitlik (3)	3,084	*
Kevin Comcowich (4)	3,901	*
Dr. Albert Bolles (5)	1,548	*
Lilian Shackelford Murray (6)	1,655	*
Gregory D. Waller (7)	1,492	*
Amy Yoder (8)	1,596	*
Deborah Carosella (9)	1,409	*
All current executive officers and directors as a group (8 persons) (10)	25,122	1.8%
5% Stockholders:
Sabby Volatility Warrant Master Fund, Ltd. (11)	533,812	4.9%
Armistice Capital Master Fund Ltd. (12)	810,989	4.9%
Altium Growth Fund Ltd. (13)	166,000	4.9%

*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1) Mr. Jacot is our current Chief Executive Officer. His beneficial ownership consists of (i) 5,000 shares of common stock and (ii) 5,046 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2024.

(2) Mr. Schaefer is our current Chief Financial Officer. His beneficial ownership consists of (i) 719 shares of common stock and (ii) 2,756 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2024.

(3) Ms. Pitlik is our former Chief Marketing Officer. Her beneficial ownership consists of 3,084 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2024.

(4) Mr. Comcowich is the current chair of our Board of Directors. His beneficial ownership consists of (i) 500 shares of common stock and (ii) 3,401 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2024.

(5) Dr. Bolles serves as a member of our Board of Directors. His beneficial ownership consists of 1,548 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2024.

(6) Ms. Murray serves as a member of our Board of Directors. Her beneficial ownership consists of (i) 214 shares of common stock and (ii) 1,441 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2024.

(7) Mr. Waller serves as a member of our Board of Directors. His beneficial ownership consists of 1,492 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2024.

(8) Ms. Yoder serves as a member of our Board of Directors. Her beneficial ownership consists of 1,596 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2024.

(9) Ms. Carosella serves as a member of our Board of Directors. Her beneficial ownership consists of 1,409 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2024.

(10) Beneficial ownership consists of (i) 6,433 shares of common stock and (ii) 18,689 shares of common stock subject to options exercisable within 60 days of March 31, 2024, in each case beneficially owned by our current executive officers and directors.

(11) Includes 533,812 shares of common stock issuable upon exercise of warrants and preferred investment options. Under the terms of these warrants and preferred investment options, the holder may not exercise these instruments to the extent such exercise would cause such holder to beneficially own a number of shares of common stock that would exceed 4.99% of our then outstanding common stock following such exercise. The number of shares listed in the second column above does not reflect this limitation. Sabby Management, LLC is the investment manager of Sabby Volatility Warrant Master Fund, Ltd. and shares voting and investment power with respect to these shares in this capacity. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of Sabby Volatility Warrant Master Fund, Ltd. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities listed except to the extent of their pecuniary interest therein. The beneficial owner's address is c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.

(12) Includes 810,989 shares of common stock issuable upon exercise of warrants and preferred investment options. Under the terms of these warrants and preferred investment options, the holder may not exercise these instruments to the extent such exercise would cause such holder to beneficially own a number of shares of common stock that would exceed 4.99% of our then outstanding common stock following such exercise. The number of shares listed in the second column above does not reflect this limitation. These securities are directly held by (i) Armistice Capital Master Fund, Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The beneficial owner’s address is c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor, New York, NY 10022.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2023, we maintained three equity compensation plans, all of which were approved by the Board of Directors and our stockholders prior to our initial public offering in May 2015. The following table provides the information shown as of December 31, 2023 for each of the three plans and for certain warrants granted to entities.

Plan	Shares issuable upon exercise of outstanding plan options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Shares remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	75,133	(2)	$81.10	22,491	(3)
Equity compensation plans not approved by security holders	71,940	(4)	$3.09	—
Total	147,073		$42.94	22,491

S

(1) Includes the following plans: 2006 Stock Plan, 2015 Omnibus Equity Incentive Plan (“2015 Plan”), and 2015 Employee Stock Purchase Plan (“ESPP”). Only option grants were made under the 2006 Stock Plan and 2015 Plan.

(2) As of December 31, 2023, there were 71,665 outstanding options or other equity grants under the 2015 and 2006 Plans, and there had been purchases pursuant to the ESPP of 3,468 shares.

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

(4) Consists of the following warrants to purchase shares of our common stock that were outstanding as of December 31, 2023: (i) 1,129 warrants issued on April 15, 2019 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the fifth anniversary of the issue date and have an exercise price of $247.20 per share, (ii) 2,500 warrants issued on April 15, 2019 to a consulting entity which vested in August 2019 upon the achievement of qualifying milestones, expire on the fifth anniversary of the issue date and have an exercise price of $247.20 per share, (iii) 1,863 warrants issued on June 14, 2019 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $251.75 per share, (iv) 1,651 warrants issued on September 10, 2019 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $379.12 per share, (v) 1,743 warrants issued on May 18, 2020 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $245 per share, (vi) 805 warrants issued on July 8, 2020 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $198.75 per share, (vii) 3,276 warrants issued on December 22, 2020 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $152.75 per share, (viii) 9,848 warrants issued on January 28, 2021 to a placement agent in an equity financing that expire on the fifth and one-half anniversary of the issue date and that have an exercise price of $159.60 per share, (ix) 5,906 preferred investment options issued on August 16, 2022 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $52.94 per share, (x) 1,000 warrants issued on October 18, 2022 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the fifth anniversary of the issue date and that have an exercise price of $16 per share, (xi) 1,000 warrants issued on December 21, 2022 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the fifth anniversary of the issue date and that have an exercise price of $11.20 per share, (xii) 33,317 preferred investment options issued on March 6, 2023 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $11.25 per share, and (xiii) 7,902 inducement options issued on February

2, 2022 to Stanley E. Jacot, Jr., President and Chief Executive Officer, that vested as to 25% of the shares on February 2, 2023, with the remaining 75% vesting in 36 equal monthly installments thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to director and executive officer compensation arrangements discussed above under “Executive Compensation,” since January 1, 2022, we have not been a party to any transactions in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two fiscal years, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest, other than as described below.

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

Policies and Procedures for Related Party Transactions

Our audit committee charter states that our audit committee is responsible for reviewing and approving in advance any related party transaction, which is a transaction between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two fiscal years in any calendar year. Our audit committee has adopted policies and procedures for review of, and standards for approval of, such a related party transaction. For purposes of these policies and procedures, a related person is defined as an executive officer, director, or nominee for director, including his or her immediate family members, or a beneficial owner of greater than 5% our common stock, in each case since the beginning of the most recently completed year.

It is our intention to ensure that all future transactions between us and our officers, directors, and principal stockholders and their affiliates are approved by the audit committee of our Board of Directors and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tempe, AZ, United States

The following table sets forth all fees accrued or paid to Deloitte & Touche LLP for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit Fees (1)	$509,107	$608,420
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	$1,895	$1,895
Total	$511,002	$610,315

(1) Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. Audit Fees in 2023 consisted of professional services rendered in connection with our 2023 financing transaction and the related Registration Statement on Form S-3, as well as the Registration Statement Form S-8. Audit Fees in 2022 consisted of professional services rendered in connection with our 2022 financing transaction and the related Registration Statements on Form S-1, as well as the Registration Statement on Form S-3 and S-8.

(2) All Other Fees consist of licensing fees for Deloitte & Touche LLP’s accounting research software.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2023 and 2022, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed by Deloitte & Touche LLP were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2023, there were no other professional services provided by Deloitte & Touche LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	2/28/2023

3.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-37383	3.1	12/8/2022

3.4	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	12/8/2022

4.1	Form of Registrant’s common stock certificate.	S-3	333-224061	4.1	3/30/2018

4.2	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	3/23/2018

4.3	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	6/14/2019

4.4	Form of Placement Agent Warrant.	8-K	001-37383	4.2	6/14/2019

4.5	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	9/9/2019

4.6	Form of Placement Agent Warrant.	8-K	001-37383	4.2	9/9/2019

4.7	Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-37383	4.7	3/28/2024

4.8	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	5/18/2020

4.9	Form of Placement Agent Warrant.	8-K	001-37383	4.2	5/18/2020

4.10	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	7/8/2020

4.11	Form of Placement Agent Warrant.	8-K	001-37383	4.2	7/8/2020

4.12	Form of Investor Warrant.	8-K	001-37383	4.1	12/22/2020

4.13	Form of Placement Agent Warrant.	8-K	001-37383	4.2	12/22/2020

4.14	Form of Investor Warrant.	8-K	001-37383	4.1	1/29/2021

4.15	Form of Placement Agent Warrant.	8-K	001-37383	4.2	1/29/2021

4.16	Form of Investor Pre-Funded Warrant.	8-K	001-37383	4.1	8/16/2022

4.17	Form of Investor Preferred Investment Option.	8-K	001-37383	4.2	8/16/2022

4.18	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.3	8/16/2022

4.19	Form of Pre-Funded Warrant.	8-K	001-37383	4.1	3/3/2023

4.20	Form of Series A Preferred Investment Option.	8-K	001-37383	4.2	3/3/2023

4.21	Form of Series B Preferred Investment Option.	8-K	001-37383	4.3	3/3/2023

4.22	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.4	3/3/2023

10.1*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015

10.2*	2006 Stock Plan, as amended and restated, and form of agreement thereunder.	S-1	333-202124	10.8	2/17/2015

10.3*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	S-1	333-232858	10.9	7/26/2019

10.4*	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202124	10.10	5/11/2015

10.5*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015

10.6*	Amended and Restated Director Compensation Policy.	10-Q	001-37383	10.14	5/10/2016

10.7*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015

10.8	Base Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP, including Amendments 1-7.	S-1	333-229047	10.16	12/27/2018

10.9	Amendment No. 8 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.8	5/13/2020

10.10	Amendment No. 9 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.2	8/13/2020

10.11*	Employment Letter for Stanley E. Jacot Jr., Chief Executive Officer	10-Q	001-37383	10.1	5/12/2022

10.12*	Severance and Change in Control Agreement for Stanley E. Jacot, Jr.	10-Q	001-37383	10.1	5/12/2022

10.13*	Inducement Option Grant for Stanley E. Jacot, Jr.	10-Q	001-37383	10.2	5/12/2022

10.14*	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer.	8-K/A	001-37383	10.1	1/5/2023

10.15+	Limited Liability Company Operating Agreement for Archipelago Ventures Hawaii, LLC, dated as of August 9, 2019.	8-K	001-37383	10.1	8/9/2019

10.16	Securities Purchase Agreement dated as of March 19, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	3/23/2018

10.17	Form of Registration Rights Agreement.	8-K	001-37383	10.2	3/23/2018

10.18	Form of Securities Purchase Agreement dated as of June 11, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2018

10.19	Form of Securities Purchase Agreement dated as of June 12, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2019

10.20	Form of Securities Purchase Agreement dated as of September 5, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	9/9/2019

10.21	Form of Letter Agreement, dated as of May 14, 2020.	8-K	001-37383	10.1	5/18/2020

10.22	Form of Letter Agreement, dated as of July 6, 2020.	8-K	001-37383	10.1	7/8/2020

10.23	Form of Securities Purchase Agreement dated as of December 18, 2020, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	12/22/2020

10.24	Form of Securities Purchase Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	1/29/2021

10.25	Form of Registration Rights Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	1/29/2021

10.26	Form of Securities Purchase Agreement, dated as of August 12, 2022, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	8/16/2022

10.27	Form of Securities Purchase Agreement dated as of March 2, 2023, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	3/3/2023

10.28	Form of Registration Rights Agreement dated as of March 2, 2023, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	3/3/2023

10.29	Form of Investment Option Amendment, dated as of March 2, 2023.	8-K	001-37383	10.3	3/3/2023

10.30+	Master Transaction Agreement.	8-K	001-37383	10.2	12/22/2020

10.31+	Asset Purchase Agreement dated May 17, 2021, by and among Arcadia, Buyer, Seller, Eko, Lief, Zola and Parent.	8-K	001-37383	10.1	5/21/2021

21.1	List of subsidiaries of the Registrant.	S-1	333-262407	21.1	1/28/2022

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	10-K	001-37383	23.1	3/28/2024

24.1	Power of attorney (included in the signature page to 2023 10-K filing).	10-K	001-37383	24.1	3/28/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37383	32.1	3/28/2024

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37383	32.2	3/28/2024

97.1	Dodd-Frank Clawback Policy.	10-K	001-37383	97.1	3/28/2024

101.INS	Inline XBRL Instance Document.					X^

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.					X^

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).					X^

* Indicates a management contract or compensatory plan or arrangement.

+ Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^ Previously filed on March 28, 2024 as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIA BIOSCIENCES, INC.

Date: April 29, 2024	By:	/s/ STANLEY E. JACOT JR.
Stanley E. Jacot Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2024	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ STANLEY E. JACOT JR.
Stanley E. Jacot Jr.	Director	April 29, 2024

/s/ ALBERT B. BOLLES
Albert D. Bolles	Director	April 29, 2024

/s/ KEVIN COMCOWICH
Kevin Comcowich	Director	April 29, 2024
/s/ LILIAN SHACKELFORD MURRAY
Lilian Shackelford Murray	Director	April 29, 2024

/s/ GREGORY D. WALLER
Gregory D. Waller	Director	April 29, 2024

/s/ AMY YODER
Amy Yoder	Director	April 29, 2024

/s/ DEBORAH D. CAROSELLA
Deborah D. Carosella	Director	April 29, 2024