Form 10-Q
period 2024-03-31
Arcadia Biosciences, Inc.
filed 2024-05-13
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 1,362,840 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,317	$6,518
Short-term investments	5,184	5,124
Accounts receivable and other receivables, net of allowance for doubtful accounts of $0 as of March 31, 2024 and December 31, 2023	760	514
Inventories — current	1,831	1,958
Assets held for sale	15	51
Prepaid expenses and other current assets	535	807
Total current assets	11,642	14,972
Property and equipment, net	328	384
Right of use asset	695	792
Inventories — noncurrent	3,178	3,354
Intangible assets, net	39	39
Other noncurrent assets	164	164
Total assets	$16,046	$19,705
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,732	$2,410
Amounts due to related parties	75	58
Operating lease liability — current	801	852
Other current liabilities	270	270
Total current liabilities	2,878	3,590
Operating lease liability — noncurrent	21	155
Common stock warrant and option liabilities	664	1,257
Other noncurrent liabilities	2,000	2,000
Total liabilities	5,563	7,002
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 1,362,840 and 1,285,337 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	65	65
Additional paid-in capital	284,658	284,515
Accumulated other comprehensive income	161	101
Accumulated deficit	(274,263)	(271,840)
Total stockholders’ equity	10,621	12,841
Non-controlling interest	(138)	(138)
Total stockholders' equity	10,483	12,703
Total liabilities and stockholders’ equity	$16,046	$19,705

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product	$1,255	$1,232
Total revenues	1,255	1,232
Operating expenses (income):
Cost of revenues	820	688
Research and development	272	359
Loss (Gain) on sale of property and equipment	2	(19)
Impairment of property and equipment	36	—
Selling, general and administrative	3,189	4,071
Total operating expenses	4,319	5,099
Loss from continuing operations	(3,064)	(3,867)
Interest income	45	198
Other income, net	3	32
Valuation loss on March 2023 PIPE	—	(6,076)
Change in fair value of common stock warrant and option liabilities	593	940
Issuance and offering costs allocated to liability classified options	—	(430)
Net loss from continuing operations	(2,423)	(9,203)
Net loss from discontinued operations	—	(181)
Net loss attributable to common stockholders	$(2,423)	$(9,384)
Net loss per share attributable to common stockholders:
Basic and diluted from continuing operations	$(1.78)	$(10.65)
Basic and diluted from discontinued operations	$—	$(0.21)
Net loss per basic and diluted share attributable to common stockholders	$(1.78)	$(10.86)
Weighted-average number of shares used in per share calculations:
Basic and diluted	1,361,657	864,391
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	$60	$—
Other comprehensive income	$60	$—
Comprehensive loss attributable to common stockholders	$(2,363)	$(9,384)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2023	1,285,337	$65	$284,515	$(271,840)	$101	$(138)	$12,703
Issuance of shares related to March 2023 pre-funded warrants exercise	75,000	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	2,503	—	5	—	—	—	5
Stock-based compensation	—	—	138	—	—	—	138
Unrealized gains on available-for-sale securities	—	—	—	—	60	—	60
Net loss	—	—	—	(2,423)	—	—	(2,423)
Balance at March 31, 2024	1,362,840	$65	$284,658	$(274,263)	$161	$(138)	$10,483

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2022	616,079	$65	$278,827	$(257,859)	$—	$(133)	$20,900
Issuance of shares related to March 2023 PIPE	165,500	—	4,740	—	—	—	4,740
Modification of warrants related to March 2023 PIPE	—	—	219	—	—	—	219
Issuance of shares related to August 2022 pre-funded warrants exercise	56,813	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	88	—	5	—	—	—	5
Issuance of shares related to reverse stock split	19,092	—	—	—	—	—	—
Stock-based compensation	—	—	212	—	—	—	212
Net loss	—	—	—	(9,384)	—	—	(9,384)
Balance at March 31, 2023	857,572	$65	$284,003	$(267,243)	$—	$(133)	$16,692

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,423)	$(9,384)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(593)	(940)
Issuance and offering costs allocated to liability classified options	—	430
Valuation loss on March 2023 PIPE	—	6,076
Depreciation	51	71
Lease amortization	177	180
Loss (Gain) on disposal of property and equipment	2	(19)
Stock-based compensation	138	212
Write-down of inventories	—	23
Impairment of property and equipment	36	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(246)	80
Inventories	303	(37)
Prepaid expenses and other current assets	275	203
Accounts payable and accrued expenses	(678)	(149)
Amounts due to related parties	17	(33)
Other current liabilities	—	12
Operating lease liabilities	(269)	(191)
Net cash used in operating activities	(3,210)	(3,466)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	17	30
Purchases of property and equipment	(13)	—
Proceeds from sale of Verdeca — earn-out received	—	285
Net cash provided by investing activities	4	315
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, pre-funded warrants and preferred investment options from March 2023 PIPE	—	5,997
Payments of offering costs relating to March 2023 PIPE	—	(497)
Proceeds from ESPP purchases	5	5
Net cash provided by financing activities	5	5,505
Net (decrease) increase in cash and cash equivalents	(3,201)	2,354
Cash and cash equivalents — beginning of period	6,518	20,644
Cash and cash equivalents — end of period	$3,317	$22,998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued legal and accounting fees included in offering costs related to March 2023 PIPE	$—	$51
Common stock options issued to placement agent and included in offering costs related to March 2023 PIPE	$—	$212
Proceeds from sale of property and equipment in accounts receivable and other receivables	$12	$—
Purchases of property and equipment in accounts payable and accrued expenses	$13	$—
Warrant and option modifications included in Valuation loss on March 2023 PIPE	$—	$404
Right of use assets obtained in exchange for new operating lease liabilities	$86	$—
Proceeds from sale of Verdeca in accounts receivable and other receivables	$—	$285

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

In May 2021, the Company’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”) acquired the businesses of Eko, Lief, and Zola. The acquisition included Saavy Naturals™, a line of natural body care products, Soul Spring™, a CBD-infused botanical therapy brand in the natural category, and ProVault™, a THC-free CBD sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively, "body care brands"). Also included in the purchase was Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand.

On July 8, 2022, the Company entered into an agreement to license Saavy Naturals to Radiance Beauty and Wellness, Inc. ("Radiance Beauty").

In July 2023, management made the decision to exit the remaining body care brands, Soul Spring and ProVault, as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased during the third quarter of 2023.

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

In February 2012, the Company formed Verdeca, which was equally owned with Bioceres. Verdeca was formed to develop and deregulate soybean varieties using both partners’ agricultural technologies. In November 2020, Arcadia sold its membership interest in Verdeca to Bioceres in a transaction in which Arcadia received cash, shares of Bioceres stock and a royalty stream of up to $10.0 million on sales of Haab 4 soybeans (“HB4”). An additional $2.0 million in cash was to be paid to Arcadia upon Verdeca achieving commercial plantings of at least 200,000 hectares of HB4 or China approving the HB4 soybean trait for “food and feed”. During 2022, Bioceres received China's approval of the HB4 soybean trait and as a result, Arcadia recorded license revenue of $862,000 and a gain on sale of Verdeca of $1.1 million on the condensed consolidated statements of operations and comprehensive loss. The Company received the full payment of $2.0 million as of December 31, 2023.

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

The information included in these condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2024.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of March 31, 2024, the Company had an accumulated deficit of $274.3 million, cash and cash equivalents of $3.3 million and short-term investments of $5.2 million. For the three months ended March 31, 2024, the Company had net losses of $2.4 million and net cash used in operations of $3.2 million. For the twelve months ended December 31, 2023, the Company had net losses of $14.0 million and net cash used in operations of $15.3 million.

With cash and cash equivalents of $3.3 million and short-term investments of $5.2 million as of March 31, 2024, the Company believes that its existing cash, cash equivalents and short-term investments will not be sufficient to meet its anticipated cash requirements for at least the next 12-18 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Discontinued Operations

In July 2023, management made the decision to exit its body care brands as a result of continued pressure on the CBD market due to regulatory uncertainty. This decision will streamline the business and allow the Company to focus on growth of the its other “core” brands, which consist of the GoodWheat portfolio and Zola. Body care operations ceased during the third quarter of 2023. In accordance with the provisions of ASC 205-20, the Company has separately reported the results of the discontinued operations as a separate component of income on the condensed consolidated statements of operations and comprehensive loss for all periods presented. The discontinued operations had no assets or liabilities as of March 31, 2024 and December 31, 2023.

Major classes of line items constituting net loss from discontinued operations:

	Three Months Ended March 31,
	2024	2023
(In thousands)
Product revenue	$—	$278
Cost of revenues	—	(137)
Selling, general and administrative	—	(322)
Net loss from discontinued operations	$—	$(181)

The following table presents significant non-cash items of discontinued operations:

	Three Months Ended March 31,
(In thousands)	2024	2023
Depreciation	$—	$3
Accounts receivable and other receivables	$—	$40
Inventories	$—	$114
Prepaid expenses and other current assets	$—	$6
Accounts payable and accrued expenses	$—	$(46)

There were no other operating or investing non-cash items for the three months ended March 31, 2024 and 2023.

2. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this update on our segment disclosures.

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

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded a write-down of $23,000 related to packaging materials during the three months ended March 31, 2023. There was no such write-down of inventory during the three months ended March 31, 2024. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$502	$484
Goods in process	44	55
Finished goods	4,463	4,773
Inventories	$5,009	$5,312

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$234	$273
Software and computer equipment	311	349
Machinery and equipment	420	440
Furniture and fixtures	39	39
Vehicles	202	202
Leasehold improvements	1,584	1,590
Property and equipment, gross	2,790	2,893
Less: accumulated depreciation and amortization	(2,462)	(2,509)
Property and equipment, net	$328	$384

Depreciation expense was $51,000 and $71,000 for the three months ended March 31, 2024 and 2023, respectively

There was $0 and $10,000 of construction in progress included in property and equipment as of March 31, 2024 and 2023, respectively.

Property and equipment are considered assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property and equipment held for sale prior to the sale date is separately presented, within current assets, on the condensed consolidated balance sheet as assets held for sale.

During the three months ended March 31, 2024, management sold property and equipment and realized a loss on sale of $2,000, which is recorded on the condensed consolidated statements of operations and comprehensive loss, with proceeds of $17,000. During the three months ended March 31, 2023, management sold property and equipment and realized a gain on sale of $19,000, which was recorded on the condensed consolidated statements of operations and comprehensive loss, with proceeds of $30,000.

Property and equipment related to Archipelago of $51,000 were classified as assets held for sale as of December 31, 2023. During the three months ended March 31, 2024, the Company recorded an impairment of $36,000 related to these assets. The fair value of assets held for sale as of March 31, 2024 was $15,000. The fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

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

The following tables summarize the amortized cost and fair value of the investment securities portfolio at March 31, 2024 and December 31, 2023 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2024
Cash equivalents:
Money market funds	$1,830	$—	$—	$1,830
Short-term investments:
Treasury bills	5,023	161	—	5,184
Total Assets at Fair Value	$6,853	$161	$—	$7,014

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2023
Cash equivalents:
Money market funds	$4,925	$—	$—	$4,925
Short-term investments:
Treasury bills	5,023	101	—	$5,124
Total Assets at Fair Value	$9,948	$101	$—	$10,049

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of March 31, 2024.

Fair Value Measurement

The fair value of the investment securities at March 31, 2024 were as follows:

	Fair Value Measurements at March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$1,830	$—	$—	$1,830
Short-term investments:
Treasury bills	5,184	—	—	5,184
Total Assets at Fair Value	$7,014	$—	$—	$7,014

The fair value of the investment securities at December 31, 2023 were as follows:

	Fair Value Measurements at December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$4,925	$—	$—	$4,925
Short-term investments:
Treasury bills	5,124	—	—	5,124
Total Assets at Fair Value	$10,049	$—	$—	$10,049

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2024 or 2023. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities. For short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2024 and December 31, 2023 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah, Inc. ("Anawah") acquisition as described in Note 13, as well as preferred investment options related to the March 2023 Private Placement and August 2022 Registered Direct offerings described in Note 9.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of March 31, 2024 and December 31, 2023, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions as of March 31, 2024 and December 31, 2023:

	March 2023 Options - Series A & March 2023 Placement Agent Options		March 2023 Options - Series B		August 2022 Options & August 2022 Placement Agent Options
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Remaining term (in years)	3.91	4.16	0.36	0.61	3.42	3.67
Expected volatility	88.7%	91.7%	74.5%	78.7%	91.0%	90.5%
Risk-free interest rate	4.3%	3.9%	5.4%	5.2%	4.4%	4.0%
Expected dividend yield	0%	0%	0%	0%	0%	0%

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

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	March 2023 Options - Series A	March 2023 Options - Series B	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Contingent Liabilities	Total
Balance as of December 31, 2023	$1,008	$41	$46	$159	$3	$2,000	$3,257
Change in fair value	(459)	(40)	(22)	(70)	(2)	—	(593)
Balance as of March 31, 2024	$549	$1	$24	$89	$1	$2,000	$2,664

Assets classified as held for sale are recorded at fair value as of March 31, 2024. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy as the fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of March 31, 2024, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3.1 million and $3.0 million, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

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

8. Leases

Operating Leases

As of March 31, 2024, the Company leases office space in Dallas, TX, Davis and Sacramento, CA, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases the Davis office to third parties.

Some leases (the Dallas and Davis offices, a warehouse, and a copy machine) include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The exercise of lease renewal options is at the Company’s sole discretion. In January 2024, the Company exercised it's option to renew the facility lease in American Falls, Idaho for one year through December 31, 2024.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Right of use asset	$695	$792
Total leased assets		$695	$792
Liabilities
Current - Operating	Operating lease liability- current	$801	$852
Noncurrent - Operating	Operating lease liability- noncurrent	21	155
Total leased liabilities		$822	$1,007

Lease Cost	Classification	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	SG&A and R&D Expenses	$265	$191
Short term lease cost	SG&A Expenses	3	3
Sublease income (1)	SG&A and R&D Expenses	(121)	(108)
Net lease cost		$147	$86

(1)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	1.1	2.3
Weighted-average discount rate	6.7%	6.0%

9. Equity Financing

March 2023 Private Placement

In March 2023, the Company issued in a private placement offering (the “March 2023 Private Placement”) pursuant to a securities purchase agreement (“March 2023 Purchase Agreement”) (i) 165,500 shares of its common stock, (ii) pre-funded common stock purchase warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to 500,834 shares of common stock, at an exercise price of $0.0001 per share, (iii) Series A preferred investment options (the “March 2023 Options - Series A") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and (iv) Series B preferred investment options (the “March 2023 Options - Series B”, and together with the March 2023 Options - Series A, the "March 2023 Options") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and raised total gross proceeds of $6.0 million. The March 2023 Private Placement closed on March 6, 2023. The March 2023 Pre-Funded Warrants became exercisable upon issuance and were fully exercised as of March 31, 2024. The March 2023 Options - Series A are exercisable at any time at the option of the holder and expire 5 years from the date of issuance. The March 2023 Options - Series B are exercisable at any time at the option of the holder and expire 1.5 years from the date of issuance.

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

The March 2023 Options and March 2023 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model on March 6, 2023 with the following assumptions for the Series A Investment Options: volatility of 128.55%, stock price of $7.61 and risk-free rate of 4.27%. The following assumptions were utilized for the Series B Investment Options: volatility of 103.33%, stock price of $7.61 and risk-free rate of 4.97%. The estimated fair value of the liability classified March 2023 Options issued was $6.6 million. The estimated fair value of the common stock option liabilities was subsequently remeasured at March 31, 2024 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

10. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of March 31, 2024 and December 31, 2023, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2023	Outstanding at December 31, 2023	Exercised during the Three Months Ended March 31, 2024	Outstanding at March 31, 2024
March 2023 Pre-Funded Warrants	March 2023	perpetual	$—	(425,834)	75,000	(75,000)	—
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	—	1,000	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	—	1,000	—	1,000
August 2022 Pre-Funded Warrants	August 2022	perpetual	$—	(56,813)	—	—	—
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	—	9,846	—	9,846
December 2020 Warrants (2)	December 2020	5.5 years	$9.00	—	16,367	—	16,367
December 2020 Warrants	December 2020	5.5 years	$120.00	—	49,100	—	49,100
December 2020 Placement Agent Warrants	December 2020	5 years	$152.80	—	3,274	—	3,274
July 2020 Warrants (2)	July 2020	5.5 years	$9.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	—	802	—	802
May 2020 Warrants (2)	May 2020	5 years	$9.00	—	9,946	—	9,946
May 2020 Warrants	May 2020	5 years	$191.20	—	24,863	—	24,863
May 2020 Placement Agent Warrants	May 2020	5 years	$245.20	—	1,741	—	1,741
September 2019 Placement Agent Warrants	September 2019	5 years	$379.20	—	1,649	—	1,649
June 2019 Placement Agent Warrants	June 2019	5 years	$251.60	—	1,862	—	1,862
April 2019 Service and Performance Warrants (1)	April 2019	5 years	$247.20	—	3,629	—	3,629
January 2021 Warrants (2)	January 2021	5.5 years	$9.00	—	7,831	—	7,831
January 2021 Warrants	January 2021	5.5 years	$125.20	—	90,629	—	90,629
September 2019 Warrants (2)	September 2019	5.5 years	$9.00	—	9,892	—	9,892
September 2019 Warrants	September 2019	5.5 years	$300.80	—	6,594	—	6,594
June 2019 Warrants	June 2019	5.5 years	$200.00	—	10,896	—	10,896
Total				(482,647)	341,957	(75,000)	266,957

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) These warrants were repriced as part of the March 2023 Private Placement offering.

Liability Classified Preferred Investment Options

The preferred investment options issued in connection with the March 2023 Private Placement and August 2022 Registered Direct offerings contain certain early settlement provisions that preclude them from equity classification and therefore were accounted for as liabilities at the date of issuance and are adjusted to fair value at each balance sheet date. The change in fair value of the options liabilities is recorded as change in fair value of common stock warrant and option liabilities in the condensed consolidated statements of operations and comprehensive loss. The key terms and activity of the liability classified preferred investment options are summarized as follows:

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2023	Outstanding at December 31, 2023	Exercised during the Three Months Ended March 31, 2024	Outstanding at March 31, 2024
March 2023 Options - Series A	March 2023	5 years	$9.00	—	666,334	—	666,334
March 2023 Options - Series B	March 2023	1.5 years	$9.00	—	666,334	—	666,334
March 2023 Placement Agent Options	March 2023	5 years	$11.25	—	33,317	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	—	118,063	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	5,904	—	5,904
Total				—	1,489,952	—	1,489,952

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

In June 2019, the shareholders approved an amendment to the Company’s 2015 Plan for a one-time increase to the number of shares of common stock that may be issued under the 2015 Plan by 3,000 shares. On February 2, 2022, Stanley Jacot, Jr. was hired as the new president and chief executive officer of the Company. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company has filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants have been issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of March 31, 2024, a total of 138,248 shares of common stock were reserved for issuance under the 2015 Plan, of which 69,766 shares of common stock are available for future grant. As of March 31, 2024, a total of 102 and 68,482 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2023, a total of 102 and 71,609 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 8,145 and 8,366 inducement options were outstanding as of March 31, 2024 and December 31, 2023, respectively.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2023	80,030	$85.30	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(1,561)	15.13	—
Options expired	(1,787)	70.99	—
Outstanding — Balance at March 31, 2024	76,682	$87.06	$—
Vested and expected to vest — March 31, 2024	72,526	$90.78	$—
Exercisable — March 31, 2024	42,084	$138.73	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of March 31, 2024, there was $495,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 0.8 years.

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended March 31,
	2024	2023
Expected term (years)	—	5.85
Expected volatility	—	124%
Risk-free interest rate	—	3.79%
Dividend yield	—	—

There were no option grants during the three months ended March 31, 2024.

The Company recognized $138,000 and $212,000 of compensation expense for stock options awards during the three months ended March 31, 2024 and 2023, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of March 31, 2024, the number of shares of common stock reserved for future issuance under the ESPP is 5,309. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of March 31, 2024, 5,971 shares had been issued under the ESPP. The Company recorded $2,000 and $1,000 of ESPP related compensation expense during the three months ended March 31, 2024 and 2023, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three months ended March 31, 2024 and 2023. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

During the three months ended March 31, 2024, there were no material changes to the Company’s uncertain tax positions.

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

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. During 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As of March 31, 2024, the Company continues to pursue or are otherwise liable for a total of two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the condensed consolidated balance sheet as an other noncurrent liability.

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

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	For the Three Months Ended March 31,
	2024	2023
Options to purchase common stock	76,682	61,844
Warrants to purchase common stock	266,957	268,698
Preferred investment options	1,489,952	1,489,952
Total	1,833,591	1,820,494

15. Related-Party Transactions

The Company’s related parties include Moral Compass Corporation (“MCC”) and the John Sperling Foundation (“JSF”). The rights to the intellectual property owned by Blue Horse Labs, Inc. (“BHL”) were assigned to its sole shareholder, the John Sperling Revocable Trust (“JSRT”) due to BHL’s dissolution and then subsequently to the JSF. The JSF is deemed a related party of the Company because MCC, one of the Company’s largest stockholder, and the JSF share common officers and directors.

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $75,000 and $58,000 as of March 31, 2024 and December 31, 2023, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

16. Subsequent Events

Management has evaluated subsequent events through May 13, 2024, the date that the financial statements were available to be issued.

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

Overview

We are a producer and marketer of innovative, plant-based food and beverage products. Our history as a leader in science-based approaches to developing high value crop improvements, primarily in wheat, designed to enhance farm economics by improving the performance of crops in the field, as well as their value as food ingredients, has laid the foundation for our path forward. We have used non-genetically modified advanced breeding techniques to develop these proprietary innovations, which we have commercialized through the sales of seed and grain, food ingredients and products, trait licensing and royalty agreements. The acquisition of the assets of Live Zola, LLC ("Zola") added coconut water to our portfolio of products.

It is estimated by the U.S. Department of Agriculture (“USDA”), that approximately one-fifth of the FDA recommended calories consumed by people in the US are from wheat. Therefore, the market opportunity for nutritional improvements in wheat are significant. Considering that most people today are not getting enough fiber or protein in their daily diets, the superior nutrient density of our non-GMO GoodWheat™ (“GoodWheat”) technology can improve the dietary intake of average consumers, by increasing their fiber and protein consumption without changing the way they eat.

Our Growth Strategy

We believe there are significant opportunities to grow our business by executing the following elements of our strategy:

•
Accelerate the monetization of our wheat trait portfolio. Our proprietary intellectual property ("IP") with multiple non-GMO wheat traits have clear functional benefits, which we utilized to launch the GoodWheat brand into multiple categories. We believe our wheat provides a compelling point of difference and we will continue to evaluate ways to extract value from our proprietary technology.
•
Evaluate M&A opportunities. We intend to evaluate potential asset sales, mergers, acquisitions and other strategic opportunities. We believe there is a significant opportunity to integrate our wheat IP into larger businesses and drive shareholder value.
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

On July 8, 2022, the Company entered into an agreement to license Saavy Naturals to Radiance Beauty and Wellness, Inc. ("Radiance Beauty").

In July 2023, management made the decision to exit the remaining body care brands, Soul Spring and ProVault, as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased during the third quarter of 2023.

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

GoodWheat™ Pancakes and Waffle Mixes

In August 2023, we launched our GoodWheat into the breakfast category with new, better-for-you pancake and waffle mixes as well as single-serve Quikcakes™. Our new mixes are made with simple ingredients and Arcadia’s proprietary wheat grain, which is naturally higher in fiber and protein than traditional wheat. GoodWheat pancake and waffle mixes are sold in resealable, multi-serve pouches, with each serving delivering 8 times the fiber of traditional pancake mix and 5 grams of protein. Our multi-serve mixes are available in 3 classic varieties, including Buttermilk, Chocolate Chocolate Chip and Apple Cinnamon. GoodWheat Quikcakes are an innovative, single-serve instant pancake that is a great option for busy mornings – you simply pour one packet into a bowl, add water and microwave for 90 seconds. Quikcakes have 11 times the fiber of traditional single-serve pancake mixes and contain 7 grams of protein per serving. Quikcakes are available in 3 flavors, including Buttermilk, Chocolate Chocolate Chip and Confetti.

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

Discontinued Operations

As mentioned above, the Company exited the body care brands and ceased its operations during the third quarter of 2023. In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the condensed consolidated balance sheets and the results of the discontinued operations as a separate component of loss on the condensed consolidated statements of operations and comprehensive loss for all periods presented. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

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

Loss (Gain) on sale of property and equipment

Loss (Gain) on sale of property and equipment includes losses or gains realized from the sale of tangible assets sold below or above their net book value.

Impairment of property and equipment

Impairment of property and equipment includes losses from tangible assets due to impairment or recoverability test charges to write down fixed assets to their fair value or recoverability value.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(In thousands except percentage)
Revenues:
Product	$1,255	$1,232	$23	2%
Total revenues	1,255	1,232	23	2%
Operating expenses (income):
Cost of revenues	820	688	132	19%
Research and development	272	359	(87)	(24)%
Loss (Gain) on sale of property and equipment	2	(19)	21	(100)%
Impairment of property and equipment	36	—	36	100%
Selling, general and administrative	3,189	4,071	(882)	(22)%
Total operating expenses	4,319	5,099	(780)	(15)%
Loss from continuing operations	(3,064)	(3,867)	803	21%
Interest income	45	198	(153)	(77)%
Other income, net	3	32	(29)	(91)%
Valuation loss on March 2023 PIPE	—	(6,076)	6,076	(100)%
Change in fair value of common stock warrant and option liabilities	593	940	(347)	(37)%
Issuance and offering costs allocated to liability classified options	—	(430)	430	(100)%
Net loss from continuing operations	(2,423)	(9,203)	6,780	(74)%
Net loss from discontinued operations	—	(181)	181	(100)%
Net loss attributable to common stockholders	$(2,423)	$(9,384)	$6,961	(74)%

Revenues

Product revenues accounted for 100% of total revenues during the three months ended March 31, 2024 and 2023. Product revenues increased $23,000, or 2%, during the three months ended March 31, 2024 compared to the same period in 2023 driven by GoodWheat and Zola sales, partially offset by higher costs related to new distribution.

Cost of revenues

Cost of revenues increased by $132,000, or 19%, during the three months ended March 31, 2024 compared to the same period in 2023 primarily related to grain sales. Gross profit, calculated as total revenues less cost of revenues, was $435,000 and $544,000 during the three months ended March 31, 2024 and 2023, respectively. The decrease in gross profit is related to higher cost of revenues driven by the grain sale during the three months ended March 31, 2024.

Research and development

Research and development expenses decreased by $87,000, or 24%, during the three months ended March 31, 2024 compared to the same period in 2023 primarily related to lower consulting fees during the three months ended March 31, 2024.

Loss (Gain) on sale of property and equipment

During the three months ended March 31, 2024, the Company sold property and equipment for net proceeds below book value by $2,000. During the three months ended March 31, 2023, the Company sold property and equipment for net proceeds exceeding book value by $19,000.

Impairment of property and equipment

During the three months ended March 31, 2024, the Company recognized impairment of property and equipment held for sale of $36,000. There was no such impairment of property and equipment during the three months ended March 31, 2023.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $882,000, or 22%, during the three months ended March 31, 2024 compared to the same period in 2023 primarily driven by decreases in employee compensation and marketing expenses.

Interest income

During the three months ended March 31, 2024, the Company recognized interest income of $45,000 from investments as compared to $198,000 during the same period in 2023.

Other income, net

During the three months ended March 31, 2024, the Company recognized other income of $3,000 as compared to $32,000 during the same period in 2023.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities was $593,000 during the three months ended March 31, 2024 related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions. The change in the estimated fair value of common stock warrant and option liabilities was $940,000 during the three months ended three months ended March 31, 2023 related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Issuance and offering costs

Issuance and offering costs were $430,000 during the three months ended March 31, 2023 related to the March 2023 PIPE financing transaction.

Net loss from discontinued operations

Net loss from discontinued operations was $181,000 during the three months ended March 31, 2023. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

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

Liquidity & Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities and debt, as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases for facilities, land and equipment. As of March 31, 2024, we had cash and cash equivalents of $3.3 million and short-term investments of $5.2 million. For the three months ended March 31, 2024, the Company had net losses of $2.4 million and net cash used in operations of $3.2 million. For the twelve months ended December 31, 2023, the Company had net losses of $14.0 million and net cash used in operations of $15.3 million.

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

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Current assets	$11,642	$14,972
Current liabilities	2,878	3,590
Working capital surplus	$8,764	$11,382

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(3,210)	$(3,466)
Investing activities	4	315
Financing activities	5	5,505
Net (decrease) increase in cash	$(3,201)	$2,354

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2024, was $3.2 million. With respect to our net loss of $2.4 million, non-cash charges including $51,000 of depreciation, $138,000 of stock-based compensation, $177,000 of lease amortization, and $36,000 of impairment of property and equipment, were offset by the change in fair value of common stock warrant and option liabilities of $593,000, adjustments in our working capital accounts of $329,000, and operating lease payments of $269,000.

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

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2024 consisted of proceeds of $17,000 from the sale of property and equipment offset by $13,000 of purchases of property and equipment.

Cash provided by investing activities for the three months ended March 31, 2023 consisted of proceeds of $30,000 from sale of property and equipment as well as proceeds of $285,000 from sale of Verdeca.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2024 consisted of proceeds from the purchase of ESPP shares of $5,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1+	Separation Agreement for Laura Pitlik	8-K	001-37383	10.1	2/14/2024

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (and contained in Exhibit 101)					X

(1)
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+ Represents a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arcadia Biosciences, Inc.

May 13, 2024	By:	/s/ STANLEY E. JACOT, JR.
Stanley E. Jacot, Jr.
President and Chief Executive Officer

May 13, 2024	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
Chief Financial Officer