Form 10-Q
period 2024-06-30
Arcadia Biosciences, Inc.
filed 2024-08-13
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 1,362,840 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,504	$6,518
Short-term investments	2,604	5,124
Accounts receivable and other receivables, net of allowance for doubtful accounts of $0 as of June 30, 2024 and December 31, 2023	840	506
Inventories — current	978	837
Assets held for sale	—	51
Note receivable — current	1,759	—
Prepaid expenses and other current assets	537	807
Current assets of discontinued operations — GoodWheat	212	1,129
Total current assets	12,434	14,972
Property and equipment, net	54	70
Right of use asset	513	792
Inventories — noncurrent	191	196
Intangible assets, net	39	39
Note receivable — noncurrent	3,974	—
Other noncurrent assets	164	164
Noncurrent assets of discontinued operations — GoodWheat	—	3,472
Total assets	$17,369	$19,705
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,560	$1,910
Amounts due to related parties	80	58
Operating lease liability — current	563	852
Other current liabilities	255	270
Current liabilities of discontinued operations — GoodWheat	240	500
Total current liabilities	2,698	3,590
Operating lease liability — noncurrent	11	155
Common stock warrant and option liabilities	1,094	1,257
Other noncurrent liabilities	2,000	2,000
Total liabilities	5,803	7,002
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized; 1,362,840 and 1,285,337 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	65	65
Additional paid-in capital	284,760	284,515
Accumulated other comprehensive income	81	101
Accumulated deficit	(273,202)	(271,840)
Total stockholders’ equity	11,704	12,841
Non-controlling interest	(138)	(138)
Total stockholders' equity	11,566	12,703
Total liabilities and stockholders’ equity	$17,369	$19,705

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product	$1,306	$1,287	$2,293	$2,369
License	—	10	—	10
Total revenues	1,306	1,297	2,293	2,379
Operating expenses (income):
Cost of revenues	633	650	1,104	1,178
Research and development	10	27	16	40
Gain on sale of intangible assets	(4,000)	—	(4,000)	—
Impairment of property and equipment	—	—	36	—
Selling, general and administrative	2,683	2,074	4,745	4,671
Total operating (income) expenses	(674)	2,751	1,901	5,889
Income (loss) from continuing operations	1,980	(1,454)	392	(3,510)
Interest income	150	207	195	405
Other income (loss), net	150	(13)	153	19
Valuation loss on March 2023 PIPE	—	—	—	(6,076)
Change in fair value of common stock warrant and option liabilities	(430)	4,416	163	5,357
Issuance and offering costs allocated to liability classified options	—	—	—	(430)
Net income (loss) from continuing operations before income taxes	1,850	3,156	903	(4,235)
Income tax provision	—	(1)	—	(1)
Net income (loss) from continuing operations	1,850	3,155	903	(4,236)
Net loss from discontinued operations — Body Care	—	(330)	—	(511)
Net loss from discontinued operations — GoodWheat	(789)	(2,007)	(2,265)	(3,819)
Net income (loss)	1,061	818	(1,362)	(8,566)
Net loss attributable to non-controlling interest	—	(5)	—	(5)
Net income (loss) attributable to common stockholders	$1,061	$823	$(1,362)	$(8,561)
Net income (loss) per share attributable to common stockholders:
Basic and diluted from continuing operations	$1.36	$2.33	$0.66	$(3.81)
Basic from discontinuing operations	$(0.58)	$(1.71)	$(1.66)	$(3.90)
Net income (loss) per basic and diluted share attributable to common stockholders	$0.78	$0.61	$(1.00)	$(7.70)
Weighted-average number of shares used in per share calculations:
Basic and diluted	1,362,840	1,358,395	1,362,249	1,111,915
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	$31	$21	$91	$21
Reclassification adjustment for gains on available-for-sale securities included in net income (loss)	(111)	—	(111)	—
Change in unrealized gains on available-for-sale securities	$(80)	$21	$(20)	$21
Comprehensive income (loss)	$981	$844	$(1,382)	$(8,540)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2023	1,285,337	$65	$284,515	$(271,840)	$101	$(138)	$12,703
Issuance of shares related to March 2023 pre-funded warrants exercise	75,000	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	2,503	—	5	—	—	—	5
Stock-based compensation	—	—	138	—	—	—	138
Unrealized gains on available-for-sale securities	—	—	—	—	60	—	60
Net loss	—	—	—	(2,423)	—	—	(2,423)
Balance at March 31, 2024	1,362,840	$65	$284,658	$(274,263)	$161	$(138)	$10,483
Stock-based compensation	—	—	102	—	—	—	102
Change in unrealized gains on available-for-sale securities	—	—	—	—	(80)	—	(80)
Net income	—	—	—	1,061	—	—	1,061
Balance at June 30, 2024	1,362,840	$65	$284,760	$(273,202)	$81	$(138)	$11,566

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2022	616,079	$65	$278,827	$(257,859)	$—	$(133)	$20,900
Issuance of shares related to March 2023 PIPE	165,500	—	4,740	—	—	—	4,740
Modification of warrants related to March 2023 PIPE	—	—	219	—	—	—	219
Issuance of shares related to August 2022 pre-funded warrants exercise	56,813	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	88	—	5	—	—	—	5
Issuance of shares related to reverse stock split	19,092	—	—	—	—	—	—
Stock-based compensation	—	—	212	—	—	—	212
Net loss	—	—	—	(9,384)	—	—	(9,384)
Balance at March 31, 2023	857,572	$65	$284,003	$(267,243)	$—	$(133)	$16,692
Issuance of shares related to March 2023 pre-funded warrants exercise	250,834	—	—	—	—	—	—
Issuance of shares related to reverse stock split	26	—	—	—	—	—	—
Stock-based compensation	—	—	199	—	—	—	199
Unrealized gains on available-for-sale securities	—	—	—	—	21	—	21
Net income	—	—	—	823	—	(5)	818
Balance at June 30, 2023	1,108,432	$65	$284,202	$(266,420)	$21	$(138)	$17,730

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,362)	$(8,566)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(163)	(5,357)
Issuance and offering costs allocated to liability classified options	—	430
Valuation loss on March 2023 PIPE	—	6,076
Depreciation	85	138
Lease amortization	352	357
Amortization of note receivable discount	(29)	—
Gain on disposal of property and equipment	(89)	(26)
Gain on sale of RS durum wheat trait	(4,000)	—
Stock-based compensation	240	411
Write-down of inventories	—	192
Impairment of property and equipment	36	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(334)	87
Inventories	440	(1,316)
Prepaid expenses and other current assets	270	(142)
Other noncurrent assets	—	(13)
Accounts payable and accrued expenses	(612)	(149)
Amounts due to related parties	22	(16)
Other current liabilities	(15)	12
Operating lease liabilities	(507)	(382)
Net cash used in operating activities	(5,666)	(8,264)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	162	37
Proceeds from sale of Verdeca — earn-out received	—	569
Proceeds from sale of investments	2,501	—
Proceeds from sale of RS durum wheat trait	4,000	—
Cash paid related to sale of GoodWheat	(2,000)	—
Purchases of property and equipment	(16)	(5)
Purchases of investments	—	(5,002)
Net cash provided by (used in) investing activities	4,647	(4,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, pre-funded warrants and preferred investment options from March 2023 PIPE	—	5,997
Payments of offering costs relating to March 2023 PIPE	—	(497)
Proceeds from ESPP purchases	5	5
Net cash provided by financing activities	5	5,505
Net decrease in cash and cash equivalents	(1,014)	(7,160)
Cash and cash equivalents — beginning of period	6,518	20,644
Cash and cash equivalents — end of period	$5,504	$13,484
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock options issued to placement agent and included in offering costs related to March 2023 PIPE	$—	$212
Warrant and option modifications included in Valuation loss on March 2023 PIPE	$—	$404
Proceeds from sale of property and equipment in accounts receivable and other receivables	$84	$2
Right of use assets obtained in exchange for new operating lease liabilities	$86	$—
Note receivable recognized from sale of GoodWheat	$5,705	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Organization

Arcadia Biosciences, Inc. (the "Company," "Arcadia" or "management"), was incorporated in Arizona in 2002 and maintains its headquarters in Dallas, Texas, with additional office space in Davis and Sacramento, California. The Company was reincorporated in Delaware in March 2015.

The Company is a producer and marketer of innovative, plant-based products. The Company's history as a leader in science-based approaches to developing high value crop improvements, primarily in wheat, has laid the foundation for our proprietary innovations, which we have commercialized through the sales of seed, grain and food ingredients and products, and through trait licensing and royalty agreements. The acquisition of the assets of Live Zola, LLC ("Zola") in May 2021 added coconut water to our portfolio of products.

On May 16, 2024, the Company sold the GoodWheat™ brand to Above Food Corp. ("Above Food") for net consideration of $3.7 million. Refer to Note 6 for details of the transaction.

On May 14, 2024, the Company sold its non-GMO Resistant Starch ("RS") durum wheat trait to longtime partner Corteva AgriScience ("Corteva"). Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. The Company received $4.0 million in cash payment from Corteva during the three months ended June 30, 2024 and recorded a gain of the same amount as the trait had no carrying value on the condensed consolidated statement of operations and comprehensive income (loss) related to the transaction. Refer to Note 8 for details of the partnership and transaction.

In May 2021, the Company’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”) acquired the businesses of Eko Holdings, LLC, Lief, LLC, and Zola. The acquisition included Saavy Naturals™, a line of natural body care products, Soul Spring™, a CBD-infused botanical therapy brand in the natural category, and ProVault™, a THC-free CBD sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively, "body care brands"). Also included in the purchase was Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand. In July 2022, the Company entered into an agreement to license Saavy Naturals to Radiance Beauty and Wellness, Inc. ("Radiance Beauty"). In July 2023, management made the decision to exit the remaining body care brands, Soul Spring and ProVault, as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased during the third quarter of 2023.

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

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current year presentation. For a discussion of the reclassification of the financial presentation of our former GoodWheat and body care brands reported as discontinued operations, see “Discontinued Operations” section below. Unless otherwise noted, amounts and disclosures throughout these notes to condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of June 30, 2024, the Company had an accumulated deficit of $273.2 million, cash and cash equivalents of $5.5 million, short-term investments of $2.6 million and current note receivable of $1.8 million. For the six months ended June 30, 2024, the Company had net loss of $1.4 million and net cash used in operations of $5.7 million. For the twelve months ended December 31, 2023, the Company had net losses of $14.0 million and net cash used in operations of $15.3 million.

With cash and cash equivalents of $5.5 million, short-term investments of $2.6 million and current note receivable of $1.8 million as of June 30, 2024, the Company believes that its existing cash, cash equivalents and short-term investments will not be sufficient to meet its anticipated cash requirements for at least the next 12-18 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Discontinued Operations

On May 16, 2024, the Company sold the GoodWheat brand to Above Food Corp. GoodWheat operations ceased during the second quarter of 2024.

In July 2023, management made the decision to exit its body care brands as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased during the third quarter of 2023.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the condensed consolidated balance sheets and the results of the discontinued operations as separate components on the condensed consolidated statements of operations and comprehensive loss for all periods presented.

Major classes of line items constituting the balance sheet of discontinued operations:

	GoodWheat		Body Care
(In thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Assets
Accounts receivable and other receivables	$84	$8	$—	$—
Inventories, net — current	—	1,121	—	—
Assets held for sale	128	—	—	—
Property and equipment, net	—	314	—	—
Inventories, net — noncurrent	—	3,158	—	—
Total assets	$212	$4,601	$—	$—

Liabilities
Accounts payable and accrued expenses	$240	$500	$—	$—
Total liabilities	$240	$500	$—	$—

Major classes of line items constituting net loss from discontinued operations:

	GoodWheat				Body Care

	Three Months Ended June,		Six Months Ended June,		Three Months Ended June,		Six Months Ended June,
	2024	2023	2024	2023	2024	2023	2024	2023
(In thousands)
Product revenue	$179	$35	$447	$184	$—	$58	$—	$336
Cost of revenues	(342)	(189)	(691)	(349)	—	(143)	—	(280)
Research and development	(133)	(364)	(400)	(710)	—	—	—	—
Gain on sale of property and equipment	91	7	89	26	—	—	—	—
Selling, general and administrative	(584)	(1,496)	(1,710)	(2,970)	—	(245)	—	(567)
Net loss from discontinued operations	$(789)	$(2,007)	$(2,265)	$(3,819)	$—	$(330)	$—	$(511)

The following table presents non-cash items of discontinued operations:

	GoodWheat		Body Care

	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Depreciation	$37	$78	$—	$6
Gain on disposal of property and equipment	$(89)	$(26)	$—	$—
Write-down of inventories	$—	$23	$—	$—
Accounts receivable and other receivables	$(76)	$—	$—	$(55)
Inventories	$575	$(1,470)	$—	$235
Prepaid expenses and other current assets	$—	$—	$—	$14
Accounts payable and accrued expenses	$(261)	$122	$—	$(21)
Proceeds from sale of property and equipment	$162	$37	$—	$—
Proceeds from sale of property and equipment in accounts receivable and other receivables	$84	$2	$—	$—

There were no other operating or investing non-cash items for the six months ended June 30, 2024 and 2023.

2. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this update on our segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The amendments in this update require additional income tax disclosures primarily related to the rate reconciliation and income taxes paid. The new guidance is effective either prospectively or retrospectively, for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this update on our income tax disclosures.

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded a write-down of $169,000 and $192,000 related to packaging materials and hemp seed during the three and six months ended June 30, 2023, respectively. There were no such write-downs of inventory during the three and six months ended June 30, 2024. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$433	$373
Finished goods	736	660
Inventories	$1,169	$1,033

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Software and computer equipment	$291	$349
Machinery and equipment	—	34
Furniture and fixtures	32	39
Leasehold improvements	1,584	1,590
Property and equipment, gross	1,907	2,012
Less: accumulated depreciation and amortization	(1,853)	(1,942)
Property and equipment, net	$54	$70

Depreciation expense was $17,000 and $48,000 for the three and six months ended June 30, 2024, respectively. Depreciation expense was $29,000 and $60,000 for the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2024 and 2023, there were no sales of property and equipment from continuing operations.

Property and equipment are considered assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property and equipment held for sale prior to the sale date is separately presented, within current assets, on the condensed consolidated balance sheet as assets held for sale.

Property and equipment related to Archipelago of $51,000 were classified as assets held for sale as of December 31, 2023. During the first quarter of 2024, the Company recorded an impairment of $36,000 related to these assets. During the three months ended June 30, 2024, all Archipelago property and equipment previously held for sale were sold.

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

The following tables summarize the amortized cost and fair value of the investment securities portfolio at June 30, 2024 and December 31, 2023 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2024
Cash equivalents:
Money market funds	$3,232	$—	$—	$3,232
Short-term investments:
Treasury bills	2,523	81	—	2,604
Total Assets at Fair Value	$5,755	$81	$—	$5,836

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2023
Cash equivalents:
Money market funds	$4,925	$—	$—	$4,925
Short-term investments:
Treasury bills	5,023	101	—	$5,124
Total Assets at Fair Value	$9,948	$101	$—	$10,049

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of June 30, 2024.

Fair Value Measurement

The fair value of the investment securities at June 30, 2024 were as follows:

	Fair Value Measurements at June 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$3,232	$—	$—	$3,232
Short-term investments:
Treasury bills	2,604	—	—	2,604
Total Assets at Fair Value	$5,836	$—	$—	$5,836

The fair value of the investment securities at December 31, 2023 were as follows:

	Fair Value Measurements at December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$4,925	$—	$—	$4,925
Short-term investments:
Treasury bills	5,124	—	—	5,124
Total Assets at Fair Value	$10,049	$—	$—	$10,049

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2024 or 2023. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and other receivables, note receivable, accounts payable and accrued liabilities. For short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2024 and December 31, 2023 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value. The note receivable is recorded at amortized cost. The amortized cost of the note receivable is considered approximate fair value due to its variable interest rate.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah, Inc. ("Anawah") acquisition as described in Note 14, as well as preferred investment options related to the March 2023 Private Placement and August 2022 Registered Direct offerings described in Note 10.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of June 30, 2024 and December 31, 2023, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions as of June 30, 2024 and December 31, 2023:

	March 2023 Options - Series A & March 2023 Placement Agent Options		March 2023 Options - Series B		August 2022 Options & August 2022 Placement Agent Options
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Remaining term (in years)	3.66	4.16	0.10	0.61	3.17	3.67
Expected volatility	90.8%	91.7%	59.0%	78.7%	88.0%	90.5%
Risk-free interest rate	4.5%	3.9%	5.5%	5.2%	4.5%	4.0%
Expected dividend yield	0%	0%	0%	0%	0%	0%

The significant input used in the fair value measurement of the Company’s Level 3 options liabilities is volatility. A significant increase (decrease) in volatility could result in a significantly higher (lower) fair value measurement.

The following table sets forth the establishment of the Company’s Level 3 assets and liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	March 2023 Options - Series A	March 2023 Options - Series B	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Note Receivable Bifurcated Derivatives	Contingent Liabilities	Total
Balance as of December 31, 2023	$1,008	$41	$46	$159	$3	$—	$2,000	$3,257
Initial recognition	—	—	—	—	—	250	—	250
Change in fair value	(93)	(41)	(5)	(23)	(1)	—	—	(163)
Balance as of June 30, 2024	$915	$—	$41	$136	$2	$250	$2,000	$3,344

Assets classified as held for sale are recorded at fair value as of June 30, 2024. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy as the fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

6. Note Receivable

On May 16, 2024, the Company sold the GoodWheat brand to Above Food Corp. ("Above Food") for net consideration of $3.7 million. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. A loss of $1,500 was recognized in the condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2024 related to the sale.

In connection with the transaction, Arcadia paid to Above Food $2.0 million and received a $6.0 million promissory note dated May 14, 2024. The promissory note has a term of three years and accrues interest at the Wall Street Journal prime rate. On each of the first, second and third anniversaries of the promissory note, accrued interest and $2.0 million of principal are payable to Arcadia. The promissory note contains contingent features, including an option to convert a portion of the principal of the promissory note into publicly traded stock of Above Food as well as default provisions.

The Company accounted for the promissory note as a note receivable in accordance with ASC 310. The Company did not elect the fair value option and since the Company intends to and has the ability to hold the promissory note to maturity, it has been classified as held for investment and is reported on the condensed consolidated balance sheet at amortized cost. The first installment payment due in 2025 is classified as current and the remaining installment payments due in 2026 and 2027 are classified as noncurrent on the condensed consolidated balance sheet.

The contingent features of the promissory note were evaluated for bifurcation in accordance with ASC 815. The contingent features requiring bifurcation had an estimated fair value of $250,000 as of the transaction date and as of June 30, 2024. The estimated fair value of the contingent features is reported in note receivable – noncurrent on the condensed consolidated balance sheet as of June 30, 2024. The promissory note was recorded at a discount of $545,000, which is being amortized over the term of the promissory note using the effective interest method. The Company recognized amortization and accrued interest of $29,000 and $67,000, respectively, in the condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2024.

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of June 30, 2024, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3.1 million and $3.0 million, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

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

8. Collaborative Arrangements

In August 2017, the Company entered into a collaborative arrangement for the research, development and commercialization of our non-GMO RS durum wheat trait in North America. This collaborative arrangement was a contractual agreement with Corteva and involved a joint operating activity where both Arcadia and Corteva were active participants in the activities of the collaboration. Arcadia and Corteva participated in the research and development, and Arcadia had the primary responsibility for the intellectual property strategy while Corteva generally led the marketing and commercialization efforts. Both parties were exposed to significant risks and rewards of the collaboration and the agreement included both cost sharing and profit sharing. The activities were performed with no guarantee of either technological or commercial success.

The Company accounted for research and development (“R&D”) costs in accordance ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results are achieved.

On May 14, 2024, the Company sold its RS durum wheat trait to Corteva. Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. The Company received $4.0 million in cash payment from Corteva during the three months ended June 30, 2024 and recorded a gain of the same amount as the trait had no carrying value on the condensed consolidated statement of operations and comprehensive income (loss) related to the transaction.

9. Leases

Operating Leases

As of June 30, 2024, the Company leases office space in Dallas, TX, Davis and Sacramento, CA, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases the Davis office to third parties.

Some leases (the Dallas and Davis offices, a warehouse, and a copy machine) include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The exercise of lease renewal options is at the Company’s sole discretion. In January 2024, the Company exercised it's option to renew the facility lease in American Falls, Idaho for one year through December 31, 2024. The lease renewal resulted in recognition of additional right-of-use asset and lease liability of $86,000 on the condensed consolidated balance sheet.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	June 30, 2024	December 31, 2023
Assets
Operating lease assets	Right of use asset	$513	$792
Total leased assets		$513	$792
Liabilities
Current - Operating	Operating lease liability- current	$563	$852
Noncurrent - Operating	Operating lease liability- noncurrent	11	155
Total leased liabilities		$574	$1,007

Lease Cost	Classification	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating lease cost	SG&A and R&D Expenses	$242	$191	$507	$381
Short term lease cost	SG&A Expenses	3	3	6	7
Sublease income (1)	SG&A and R&D Expenses	(141)	(110)	(262)	(218)
Net lease cost		$104	$84	$251	$170

(1)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	1.1	2.3
Weighted-average discount rate	6.7%	6.0%

10. Equity Financing

March 2023 Private Placement

In March 2023, the Company issued in a private placement offering (the “March 2023 Private Placement”) pursuant to a securities purchase agreement (“March 2023 Purchase Agreement”) (i) 165,500 shares of its common stock, (ii) pre-funded common stock purchase warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to 500,834 shares of common stock, at an exercise price of $0.0001 per share, (iii) Series A preferred investment options (the “March 2023 Options - Series A") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and (iv) Series B preferred investment options (the “March 2023 Options - Series B”, and together with the March 2023 Options - Series A, the "March 2023 Options") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and raised total gross proceeds of $6.0 million. The March 2023 Private Placement closed on March 6, 2023. The March 2023 Pre-Funded Warrants became exercisable upon issuance and were fully exercised as of June 30, 2024. The March 2023 Options - Series A are exercisable at any time at the option of the holder and expire 5 years from the date of issuance. The March 2023 Options - Series B are exercisable at any time at the option of the holder and expire 1.5 years from the date of issuance.

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

The March 2023 Options and March 2023 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model on March 6, 2023 with the following assumptions for the Series A Investment Options: volatility of 128.55%, stock price of $7.61 and risk-free rate of 4.27%. The following assumptions were utilized for the Series B Investment Options: volatility of 103.33%, stock price of $7.61 and risk-free rate of 4.97%. The estimated fair value of the liability classified March 2023 Options issued was $6.6 million. The estimated fair value of the common stock option liabilities was subsequently remeasured at June 30, 2024 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

11. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of June 30, 2024 and December 31, 2023, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2023	Outstanding at December 31, 2023	Exercised during the Six Months Ended June 30, 2024	Outstanding at June 30, 2024
March 2023 Pre-Funded Warrants	March 2023	perpetual	$—	(425,834)	75,000	(75,000)	—
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	—	1,000	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	—	1,000	—	1,000
August 2022 Pre-Funded Warrants	August 2022	perpetual	$—	(56,813)	—	—	—
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	—	9,846	—	9,846
December 2020 Warrants (2)	December 2020	5.5 years	$9.00	—	16,367	—	16,367
December 2020 Warrants	December 2020	5.5 years	$120.00	—	49,100	—	49,100
December 2020 Placement Agent Warrants	December 2020	5 years	$152.80	—	3,274	—	3,274
July 2020 Warrants (2)	July 2020	5.5 years	$9.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	—	802	—	802
May 2020 Warrants (2)	May 2020	5 years	$9.00	—	9,946	—	9,946
May 2020 Warrants	May 2020	5 years	$191.20	—	24,863	—	24,863
May 2020 Placement Agent Warrants	May 2020	5 years	$245.20	—	1,741	—	1,741
September 2019 Placement Agent Warrants	September 2019	5 years	$379.20	—	1,649	—	1,649
June 2019 Placement Agent Warrants (3)	June 2019	5 years	$251.60	—	1,862	—	—
April 2019 Service and Performance Warrants (1)(3)	April 2019	5 years	$247.20	—	3,629	—	—
January 2021 Warrants (2)	January 2021	5.5 years	$9.00	—	7,831	—	7,831
January 2021 Warrants	January 2021	5.5 years	$125.20	—	90,629	—	90,629
September 2019 Warrants (2)	September 2019	5.5 years	$9.00	—	9,892	—	9,892
September 2019 Warrants	September 2019	5.5 years	$300.80	—	6,594	—	6,594
June 2019 Warrants	June 2019	5.5 years	$200.00	—	10,896	—	10,896
Total				(482,647)	341,957	(75,000)	261,466

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) These warrants were repriced as part of the March 2023 Private Placement offering.

(3) These warrants expired during the three months ended June 30, 2024.

Liability Classified Preferred Investment Options

The preferred investment options issued in connection with the March 2023 Private Placement and August 2022 Registered Direct offerings contain certain early settlement provisions that preclude them from equity classification and therefore were accounted for as liabilities at the date of issuance and are adjusted to fair value at each balance sheet date. The change in fair value of the options liabilities is recorded as change in fair value of common stock warrant and option liabilities in the condensed consolidated statements of operations and comprehensive income (loss). The key terms and activity of the liability classified preferred investment options are summarized as follows:

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2023	Outstanding at December 31, 2023	Exercised during the Six Months Ended June 30, 2024	Outstanding at June 30, 2024
March 2023 Options - Series A	March 2023	5 years	$9.00	—	666,334	—	666,334
March 2023 Options - Series B	March 2023	1.5 years	$9.00	—	666,334	—	666,334
March 2023 Placement Agent Options	March 2023	5 years	$11.25	—	33,317	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	—	118,063	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	5,904	—	5,904
Total				—	1,489,952	—	1,489,952

(1) These options were repriced as part of the March 2023 Private Placement offering.

12. Stock-Based Compensation and Employee Stock Purchase Program

Stock Incentive Plans

The Company has two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective upon the Company’s IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,860 shares of common stock reserved for future issuance, which included 259 that were transferred to and assumed by the 2015 Plan. The 2015 Plan provides for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled will be added to the 2015 Plan. The maximum number of shares that may be awarded to any individual employee, including our directors and officers, during any calendar year was 9,375 shares. The 2015 Plan provides for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The exercise price for ISOs and NSOs will be granted at a price per share not less than the fair value of our common stock at the date of grant. Options granted generally vest over a four-year period; however, there might be alternative vesting schedules, as approved by the Board. Options granted, once vested, are generally exercisable for up to 10 years, after grant to the extent vested.

On June 25, 2024, the shareholders approved an amendment to the Company’s 2015 Plan that increased the number of shares of common stock that may be issued under the 2015 Plan by 200,000 shares and increased the maximum number of shares of common stock issuable to employees, including our officers and directors, in any fiscal year from 9,375 shares to 50,000 shares. On February 2, 2022, Stanley Jacot, Jr. was hired as president and chief executive officer of the Company. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company has filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants have been issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of June 30, 2024, a total of 338,248 shares of common stock were reserved for issuance under the 2015 Plan, of which 282,280 shares of common stock are available for future grant. As of June 30, 2024, a total of 102 and 55,969 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2023, a total of 102 and 71,609 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 8,103 and 8,366 inducement options were outstanding as of June 30, 2024 and December 31, 2023, respectively.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2023	80,078	$85.30	$—
Options forfeited	(3,425)	21.71	—
Options expired	(12,479)	164.76	—
Outstanding — Balance at June 30, 2024	64,174	$73.23	$—
Vested and expected to vest — June 30, 2024	72,526	$75.84	$—
Exercisable — June 30, 2024	42,084	$91.70	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of June 30, 2024, there was $373,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.1 years.

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (years)	—	7.20	—	7.06
Expected volatility	—	124%	—	124%
Risk-free interest rate	—	3.59%	—	3.61%
Dividend yield	—	—	—	—

There were no option grants during the three and six months ended June 30, 2024.

The Company recognized $102,000 and $240,000 of compensation expense for stock options awards during the three and six months ended June 30, 2024, respectively. The Company recognized $199,000 and $411,000 of compensation expense for stock options awards during the three and six months ended June 30, 2023, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of June 30, 2024, the number of shares of common stock reserved for future issuance under the ESPP is 5,309. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of June 30, 2024, 5,971 shares had been issued under the ESPP. The Company recorded $2,000 and $4,000 of ESPP related compensation expense during the three and six months ended June 30, 2024, respectively. The Company recorded $2,000 and $3,000 of ESPP related compensation expense during the three and six months ended June 30, 2023, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three and six months ended June 30, 2024 and 2023. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

During the six months ended June 30, 2024, there were no material changes to the Company’s uncertain tax positions.

In February 2023, the Company received notification from the Internal Revenue Service that our Archipelago joint venture was selected for audit for the 2021 tax year. The Company received the Notice of Proposed Partnership Adjustment in July 2024 and plans to accept the adjustments. The Company is currently not under audit for state purposes.

14. Commitments and Contingencies

Leases

The Company leases office and warehouse space and equipment under operating lease agreements having initial lease terms ranging from one to five years, including certain renewal options available to the Company at market rates. The Company also leases land for field trials on a short-term basis. See Note 9.

Legal Matters

From time to time, in the ordinary course of business, the Company may become involved in certain legal proceedings. The Company currently is not a party to any material litigation or other material legal proceedings.

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. During 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As of June 30, 2024, the Company continues to pursue or are otherwise liable for a total of two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the condensed consolidated balance sheet as an other noncurrent liability.

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

15. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net income (loss) per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. Dilutive securities are not included in the computation of net income (loss) per share when the impact would be anti-dilutive.

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	64,174	84,755	64,174	84,755
Warrants to purchase common stock	261,466	266,957	261,466	266,957
Preferred investment options	1,489,952	1,489,952	1,489,952	1,489,952
Total	1,815,592	1,841,664	1,815,592	1,841,664

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $80,000 and $58,000 as of June 30, 2024 and December 31, 2023, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

17. Subsequent Events

Management has evaluated subsequent events through August 13, 2024, the date that the financial statements were available to be issued.

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

Overview

We are a producer and marketer of innovative, plant-based products. Our history as a leader in science-based approaches to developing high value crop improvements, primarily in wheat, has laid the foundation for our proprietary innovations, which we have commercialized through the sales of seed, grain, food ingredients and products, and through trait licensing and royalty agreements. The acquisition of the assets of Live Zola, LLC ("Zola") in May 2021 added coconut water to our portfolio of products.

On May 16, 2024, the Company sold the GoodWheat™ brand to Above Food Corp. ("Above Food") for net consideration of $3.7 million. Refer to Note 6 to the condensed consolidated financial statements for further details of the transaction.

On May 14, 2024, the Company sold its non-GMO Resistant Starch ("RS") durum wheat trait to longtime partner Corteva AgriScience ("Corteva"). Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. The Company received $4.0 million in cash payment from Corteva during the three months ended June 30, 2024 and recorded a gain of the same amount as the trait had no carrying value on the condensed consolidated statement of operations and comprehensive income (loss) related to the transaction. Refer to Note 8 to the condensed consolidated financial statements for further details of the partnership and transaction

In May 2021, the Company’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness” or “AW”) acquired the businesses of Eko Holdings, LLC, Lief, LLC, and Zola. The acquisition included Saavy Naturals™, a line of natural body care products, Soul Spring™, a CBD-infused botanical therapy brand in the natural category, and ProVault™, a THC-free CBD sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively, "body care brands"). Also included in the purchase was Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand. In July 2022, the Company entered into an agreement to license Saavy Naturals to Radiance Beauty and Wellness, Inc. ("Radiance Beauty"). In July 2023, management made the decision to exit the remaining body care brands, Soul Spring and ProVault, as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased during the third quarter of 2023.

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
•
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

Our Product Portfolio

Zola Coconut Water

Founded in 2002, Zola became part of the Arcadia family of brands in May 2021. Sourced from Thailand, Zola is a pure, natural, 100% coconut water with a crisp, clean taste that’s slightly sweet and refreshing. Naturally hydrating and rich in electrolytes, Zola is Non-GMO Project Verified and only contains 60 calories per serving. In taste tests, Zola beat competitors 2 to 1 and is the best tasting way to rehydrate, reset and reenergize. Zola flavors include original, original with pulp, and espresso, and in May 2024, we added lime and pineapple.

Wheat Traits

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

Arcadia is continuing to advance a new wheat variety with reduced gluten levels. Our proprietary, non-GMO wheat variety developed using advanced screening and plant breeding techniques have reduced allergenic glutens and increased essential amino acids such as lysine, along with all the other health benefits of high protein wheat. Importantly, this variety also delivers impressively high fiber content at approximately 14 grams per serving compared to 2-3 grams per serving of traditional wheat, providing additional value to health-conscious consumers as well as optionality as we advance the commercialization of this wheat trait through licensees and research partners.

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

Discontinued Operations

As mentioned above, the Company exited the GoodWheat and body care brands. In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the condensed consolidated balance sheets and the results of the discontinued operations as separate components on the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

Components of Our Statements of Operations Data

Revenues

Product revenues

Product revenues consist primarily of sales of Zola and GLA products. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. Revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

License revenues

License revenues consist of up-front, nonrefundable license fees, annual license fees, and subsequent milestone payments that we receive under our license agreements. Revenue generated from up-front license fees are recognized upon execution of the agreement. We recognize annual license fees when it is probable that a material reversal will not occur.

Operating Expenses

Cost of revenues

Cost of revenues primarily relates to the sale of Zola products and consists primarily of product and freight costs. Adjustments or write-downs to inventory are also included in cost of revenues.

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

Gain on sale of intangible assets

Gain on sale of intangible assets consists of the gain on sale of our RS durum wheat trait to Corteva.

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

Other income (loss), net

Other income (loss), net consists of miscellaneous income or loss.

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

Net loss from discontinued operations

Net loss from discontinued operations represents results of operations related to the discontinued GoodWheat and body care brands. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
	(In thousands except percentage)
Revenues:
Product	$1,306	$1,287	$19	1%
License	—	10	(10)	(100)%
Total revenues	1,306	1,297	9	1%
Operating expenses (income):
Cost of revenues	633	650	(17)	(3)%
Research and development	10	27	(17)	(63)%
Gain on sale of intangible assets	(4,000)	—	(4,000)	(100)%
Selling, general and administrative	2,683	2,074	609	29%
Total operating (income) expenses	(674)	2,751	(3,425)	(125)%
Income (loss) from continuing operations	1,980	(1,454)	3,434	236%
Interest income	150	207	(57)	(28)%
Other income (loss), net	150	(13)	163	(1254)%
Change in fair value of common stock warrant and option liabilities	(430)	4,416	(4,846)	(110)%
Net income from continuing operations before income taxes	1,850	3,156	(1,306)	(41)%
Income tax provision	—	(1)	1	(100)%
Net income from continuing operations	1,850	3,155	(1,305)	(41)%
Net loss from discontinued operations — Body Care	—	(330)	330	(100)%
Net loss from discontinued operations — GoodWheat	(789)	(2,007)	1,218	(61)%
Net income	1,061	818	243	30%
Net loss attributable to non-controlling interest	—	(5)	5	(100)%
Net income attributable to common stockholders	$1,061	$823	$238	29%

Revenues

Product revenues accounted for 100% of total revenues during the three months ended June 30, 2024. Product revenues increased $19,000, or 1%, during the three months ended June 30, 2024 compared to the same period in 2023 driven by an increase in Zola sales, which was offset by a decrease in GLA sales.

Cost of revenues

Cost of revenues decreased by $17,000, or 3%, during the three months ended June 30, 2024 compared to the same period in 2023 driven by lower freight cost.

Research and development

Research and development expenses decreased by $17,000, or 63%, during the three months ended June 30, 2024 compared to the same period in 2023 primarily related to lower consulting fees.

Gain on sale of intangible assets

During the three months ended June 30, 2024, the Company realized a gain of $4.0 million related to the sale of its RS durum wheat trait to Corteva. There was no such gain recorded during the three months ended June 30, 2023.

Selling, general, and administrative

Selling, general, and administrative expenses increased by $609,000, or 29%, during the three months ended June 30, 2024 compared to the same period in 2023 primarily driven by higher consulting and legal expenses related to the Corteva and Above Food transactions in 2024.

Interest income

During the three months ended June 30, 2024, the Company recognized interest income of $150,000, of which $96,000 was related to discount amortization and accrued interest on the promissory note from Above Food. The remaining difference was related to interest from investments. During the three months ended June 30, 2023, the Company recognized interest income of $207,000 from investments.

Other income (loss), net

During the three months ended June 30, 2024, the Company recognized other income of $150,000, of which $117,000 was related to realized gains on investments. During the three months ended June 30, 2023, the Company recognized other loss of $13,000.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a loss of $430,000 during the three months ended June 30, 2024 related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions. The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $4.4 million during the three months ended June 30, 2023 related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Net loss from discontinued operations

Net loss from discontinued operations for Body Care was $0 and $330,000 during the three months ended June 30, 2024 and 2023 respectively. Net loss from discontinued operations for GoodWheat was $789,000 and $2.0 million during the three months ended June 30, 2024 and 2023, respectively. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
	(In thousands except percentage)
Revenues:
Product	$2,293	$2,369	$(76)	(3)%
License	—	10	(10)	(100)%
Total revenues	2,293	2,379	(86)	(4)%
Operating expenses (income):
Cost of revenues	1,104	1,178	(74)	(6)%
Research and development	16	40	(24)	(60)%
Gain on sale of intangible assets	(4,000)	—	(4,000)	100%
Impairment of property and equipment	36	—	36	(100)%
Selling, general and administrative	4,745	4,671	74	2%
Total operating (income) expenses	1,901	5,889	(3,988)	(68)%
Income (loss) from continuing operations	392	(3,510)	3,902	(111)%
Interest income	195	405	(210)	(52)%
Other income, net	153	19	134	705%
Valuation loss on March 2023 PIPE	—	(6,076)	6,076	(100)%
Change in fair value of common stock warrant and option liabilities	163	5,357	(5,194)	(97)%
Issuance and offering costs allocated to liability classified options	—	(430)	430	(100)%
Net income (loss) from continuing operations before income taxes	903	(4,235)	5,138	(121)%
Income tax provision	—	(1)	1	(100)%
Net income (loss) from continuing operations	903	(4,236)	5,139	(121)%
Net loss from discontinued operations — Body Care	—	(511)	511	(100)%
Net loss from discontinued operations — GoodWheat	(2,265)	(3,819)	1,554	(41)%
Net loss	(1,362)	(8,566)	7,204	(84)%
Net loss attributable to non-controlling interest	—	(5)	5	(100)%
Net loss attributable to common stockholders	$(1,362)	$(8,561)	$7,199	(84)%

Revenues

Product revenues accounted for 100% of total revenues during the six months ended June 30, 2024. Product revenues decreased $76,000, or 3%, during the six months ended June 30, 2024 compared to the same period in 2023 driven by a decrease in GLA sales that was partially offset by an increase in Zola sales.

Cost of revenues

Cost of revenues decreased by $74,000, or 6%, during the six months ended June 30, 2024 compared to the same period in 2023 driven by lower freight cost.

Research and development

Research and development expenses decreased by $24,000, or 60%, during the six months ended June 30, 2024 compared to the same period in 2023 primarily related to lower consulting fees.

Gain on sale of intangible assets

During the six months ended June 30, 2024, the Company realized a gain of $4.0 million related to the sale of its RS durum wheat trait to Corteva. There was no such gain recorded during the six months ended June 30, 2023.

Impairment of property and equipment

During the six months ended June 30, 2024, the Company recognized impairment of property and equipment held for sale of $36,000. There was no such impairment of property and equipment during the six months ended June 30, 2023.

Selling, general, and administrative

Selling, general, and administrative expenses increased by $74,000, or 2%, during the six months ended June 30, 2024 compared to the same period in 2023 primarily driven by higher consulting and legal expenses related to the Corteva and Above Food transactions in 2024.

Interest income

During the six months ended June 30, 2024, the Company recognized interest income of $195,000, of which $96,000 was related to discount amortization and accrued interest on the promissory note from Above Food. The remaining difference was related to interest from investments. During the six months ended June 30, 2023, the Company recognized interest income of $405,000 from investments.

Other income, net

During the six months ended June 30, 2024, the Company recognized other income of $153,000, of which $117,000 was related to realized gains on investments. During the six months ended June 30, 2023, the Company recognized other income of $19,000.

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

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $163,000 and $5.4 million during the six months ended June 30, 2024 and 2023, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Issuance and offering costs allocated to liability classified options

Issuance and offering costs were $430,000 during the six months ended June 30, 2023 and were related to the liability classified options issued in the March 2023 PIPE financing transaction.

Net loss from discontinued operations

Net loss from discontinued operations for Body Care was $0 and $511,000 during the six months ended June 30, 2024 and 2023, respectively. Net loss from discontinued operations for GoodWheat was $2.3 million and $3.8 million during the six months ended June 30, 2024 and 2023, respectively. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

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

Liquidity & Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities and debt, as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases for facilities, land and equipment. As of June 30, 2024, we had cash and cash equivalents of $5.5 million, short-term investments of $2.6 million and current note receivable of $1.8 million. For the six months ended June 30, 2024, the Company had net losses of $1.4 million and net cash used in operations of $5.7 million. For the twelve months ended December 31, 2023, the Company had net losses of $14.0 million and net cash used in operations of $15.3 million.

Going Concern

We believe that our existing cash and cash equivalents, short-term investments and current note receivable will not be sufficient to meet our anticipated cash requirements for at least the next 12-18 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Current assets	$12,434	$14,972
Current liabilities	2,698	3,590
Working capital surplus	$9,736	$11,382

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(5,666)	$(8,264)
Investing activities	4,647	(4,401)
Financing activities	5	5,505
Net decrease in cash	$(1,014)	$(7,160)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2024, was $5.7 million. With respect to our net loss of $1.4 million, non-cash charges including $85,000 of depreciation, $240,000 of stock-based compensation, $352,000 of lease amortization, and $36,000 of impairment of property and equipment, were offset by the change in fair value of common stock warrant and option liabilities of $163,000, amortization of note receivable discount of $29,000, adjustments in our working capital accounts of $229,000, a gain on disposal of property and equipment of $89,000 and operating lease payments of $507,000.

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

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2024 consisted of proceeds of $162,000 from the sale of property and equipment, proceeds from the sale of investments of $2.5 million, proceeds from the sale of our RS durum wheat trait of $4.0 million, offset by cash paid related to the GoodWheat sale of $2.0 million and $16,000 of purchases of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2023 consisted of proceeds of $37,000 from the sale of property and equipment as well as proceeds of $569,000 from the sale of Verdeca, offset by $5,000 of purchases of property and equipment and $5.0 million of purchases of investments.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2024 consisted of proceeds from the purchase of ESPP shares of $5,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1+**	Asset Purchase Agreement	8-K	001-37383	10.1	5/17/2024

10.2+**	Asset Purchase Agreement	8-K	001-37383	10.1	5/20/2024

10.3	Promissory Note	8-K	001-37383	10.2	5/20/2024

10.4	Security Agreement	8-K	001-37383	10.3	5/20/2024

10.5*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder	8-K	001-37383			X

10.6*	Separation Agreement for Stanley Jacot Jr.	8-K	001-37383	10.1	7/8/2024

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL (and contained in Exhibit 101)					X

(1)
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

* Represents a compensatory plan or arrangement.

** Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

+ Certain marked information has been omitted from this exhibit because it is both not material and would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arcadia Biosciences, Inc.

August 13, 2024	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President and Chief Executive Officer

August 13, 2024	By:	/s/ MARK KAWAKAMI
Mark Kawakami
Chief Financial Officer