Form 10-Q
period 2024-09-30
Arcadia Biosciences, Inc.
filed 2024-11-12
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 1,364,940 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,936	$6,518
Short-term investments	2,640	5,124
Accounts receivable and other receivables, net of allowance for doubtful accounts of $0 as of September 30, 2024 and December 31, 2023	882	506
Inventories — current	835	837
Assets held for sale	—	51
Note receivable — current	1,827	—
Prepaid expenses and other current assets	521	807
Current assets of discontinued operations — GoodWheat	70	1,129
Total current assets	10,711	14,972
Property and equipment, net	55	70
Right of use asset	306	792
Inventories — noncurrent	—	196
Intangible assets, net	39	39
Note receivable — noncurrent	3,966	—
Other noncurrent assets	164	164
Noncurrent assets of discontinued operations — GoodWheat	—	3,472
Total assets	$15,241	$19,705
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,692	$1,910
Amounts due to related parties	30	58
Operating lease liability — current	346	852
Other current liabilities	260	270
Current liabilities of discontinued operations — GoodWheat	—	500
Total current liabilities	2,328	3,590
Operating lease liability — noncurrent	—	155
Common stock warrant and option liabilities	764	1,257
Other noncurrent liabilities	2,000	2,000
Total liabilities	5,092	7,002
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized; 1,364,940 and 1,285,337 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	65	65
Additional paid-in capital	284,919	284,515
Accumulated other comprehensive income	117	101
Accumulated deficit	(274,814)	(271,840)
Total stockholders’ equity	10,287	12,841
Non-controlling interest	(138)	(138)
Total stockholders' equity	10,149	12,703
Total liabilities and stockholders’ equity	$15,241	$19,705

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product	$1,537	$1,298	$3,829	$3,667
License	—	—	—	10
Total revenues	1,537	1,298	3,829	3,677
Operating expenses:
Cost of revenues	1,032	818	2,136	1,996
Research and development	24	15	40	55
Gain on sale of intangible assets	—	—	(4,000)	—
Impairment of property and equipment	—	—	36	—
Selling, general and administrative	2,241	1,862	6,986	6,535
Total operating expenses	3,297	2,695	5,198	8,586
Loss from continuing operations	(1,760)	(1,397)	(1,369)	(4,909)
Interest income	233	133	428	538
Other income, net	15	17	168	36
Valuation loss on March 2023 PIPE	—	—	—	(6,076)
Change in fair value of common stock warrant and option liabilities	330	608	493	5,965
Issuance and offering costs allocated to liability classified options	—	—	—	(430)
Net loss from continuing operations before income taxes	(1,182)	(639)	(280)	(4,876)
Income tax provision	—	—	—	(1)
Net loss from continuing operations	(1,182)	(639)	(280)	(4,877)
Net loss from discontinued operations — Body Care	—	(83)	—	(591)
Net loss from discontinued operations — GoodWheat	(430)	(1,845)	(2,694)	(5,665)
Net loss	(1,612)	(2,567)	(2,974)	(11,133)
Net loss attributable to non-controlling interest	—	—	—	(5)
Net loss attributable to common stockholders	$(1,612)	$(2,567)	$(2,974)	$(11,128)
Net loss per share attributable to common stockholders:
Basic and diluted from continuing operations	$(0.87)	$(0.47)	$(0.21)	$(4.08)
Basic from discontinuing operations	$(0.32)	$(1.42)	$(1.98)	$(5.24)
Net loss per basic and diluted share attributable to common stockholders	$(1.18)	$(1.89)	$(2.18)	$(9.31)
Weighted-average number of shares used in per share calculations:
Basic and diluted	1,363,753	1,359,511	1,362,754	1,195,354
Other comprehensive income (loss), net of tax
Unrealized gains on available-for-sale securities	$36	$66	$117	$87
Reclassification adjustment for gains on available-for-sale securities included in net loss	—	—	(111)	—
Change in unrealized gains on available-for-sale securities	$36	$66	$6	$87
Comprehensive loss	$(1,576)	$(2,501)	$(2,968)	$(11,041)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2023	1,285,337	$65	$284,515	$(271,840)	$101	$(138)	$12,703
Issuance of shares related to March 2023 pre-funded warrants exercise	75,000	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	2,503	—	5	—	—	—	5
Stock-based compensation	—	—	138	—	—	—	138
Unrealized gains on available-for-sale securities	—	—	—	—	60	—	60
Net loss	—	—	—	(2,423)	—	—	(2,423)
Balance at March 31, 2024	1,362,840	$65	$284,658	$(274,263)	$161	$(138)	$10,483
Stock-based compensation	—	—	102	—	—	—	102
Change in unrealized gains on available-for-sale securities	—	—	—	—	(80)	—	(80)
Net income	—	—	—	1,061	—	—	1,061
Balance at June 30, 2024	1,362,840	$65	$284,760	$(273,202)	$81	$(138)	$11,566
Issuance of shares related to employee stock purchase plan	2,100	—	4	—	—	—	4
Stock-based compensation	—	—	155	—	—	—	155
Change in unrealized gains on available-for-sale securities	—	—	—	—	36	—	36
Net loss	—	—	—	(1,612)	—	—	(1,612)
Balance at September 30, 2024	1,364,940	$65	$284,919	$(274,814)	$117	$(138)	$10,149

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2022	616,079	$65	$278,827	$(257,859)	$—	$(133)	$20,900
Issuance of shares related to March 2023 PIPE	165,500	—	4,740	—	—	—	4,740
Modification of warrants related to March 2023 PIPE	—	—	219	—	—	—	219
Issuance of shares related to August 2022 pre-funded warrants exercise	56,813	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	88	—	5	—	—	—	5
Issuance of shares related to reverse stock split	19,092	—	—	—	—	—	—
Stock-based compensation	—	—	212	—	—	—	212
Net loss	—	—	—	(9,384)	—	—	(9,384)
Balance at March 31, 2023	857,572	$65	$284,003	$(267,243)	$—	$(133)	$16,692
Issuance of shares related to March 2023 pre-funded warrants exercise	250,834	—	—	—	—	—	—
Issuance of shares related to reverse stock split	26	—	—	—	—	—	—
Stock-based compensation	—	—	199	—	—	—	199
Unrealized gains on available-for-sale securities	—	—	—	—	21	—	21
Net income	—	—	—	823	—	(5)	818
Balance at June 30, 2023	1,108,432	$65	$284,202	$(266,420)	$21	$(138)	$17,730
Issuance of shares related to employee stock purchase plan	1,905	—	7	—	—	—	7
Stock-based compensation	—	—	162	—	—	—	162
Unrealized gains on available-for-sale securities	—	—	—	—	66	—	66
Net loss	—	—	—	(2,567)	—	—	(2,567)
Balance at September 30, 2023	1,110,337	$65	$284,371	$(268,987)	$87	$(138)	$15,398

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,974)	$(11,133)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(493)	(5,965)
Issuance and offering costs allocated to liability classified options	—	430
Valuation loss on March 2023 PIPE	—	6,076
Depreciation	92	227
Lease amortization	502	535
Amortization of note receivable discount	(90)	—
Gain on disposal of property and equipment	(65)	(36)
Gain on sale of RS durum wheat trait	(4,000)	—
Stock-based compensation	395	573
Write-down of inventories	154	444
Impairment of property and equipment	36	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(445)	249
Inventories	620	(1,388)
Prepaid expenses and other current assets	287	(284)
Other noncurrent assets	—	(13)
Accounts payable and accrued expenses	(719)	(300)
Amounts due to related parties	(29)	(2)
Other current liabilities	(11)	11
Operating lease liabilities	(678)	(573)
Net cash used in operating activities	(7,418)	(11,149)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	342	42
Proceeds from sale of Verdeca — earn-out received	—	569
Proceeds from sale of investments	2,501	—
Proceeds from sale of RS durum wheat trait	4,000	—
Cash paid related to sale of GoodWheat	(2,000)	—
Purchases of property and equipment	(16)	(5)
Purchases of investments	—	(5,002)
Net cash provided by (used in) investing activities	4,827	(4,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, pre-funded warrants and preferred investment options from March 2023 PIPE	—	5,997
Payments of offering costs relating to March 2023 PIPE	—	(497)
Proceeds from ESPP purchases	9	12
Net cash provided by financing activities	9	5,512
Net decrease in cash and cash equivalents	(2,582)	(10,033)
Cash and cash equivalents — beginning of period	6,518	20,644
Cash and cash equivalents — end of period	$3,936	$10,611
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock options issued to placement agent and included in offering costs related to March 2023 PIPE	$—	$212
Warrant and option modifications included in Valuation loss on March 2023 PIPE	$—	$404
Right of use assets obtained in exchange for new operating lease liabilities	$86	$—
Note receivable recognized from sale of GoodWheat	$5,705	$—

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

Since acquiring the assets of Live Zola, LLC ("Zola") in May 2021, the Company has provided consumers with a great tasting way to rehydrate, reset, and reenergize with Zola coconut water products. The company has leveraged its history as a leader in science-based approaches to develop high value products and drive innovation in the consumer goods industry. Previously, the Company developed products primarily in wheat, which it commercialized through the sales of seed, grain and food ingredients and products, and through trait licensing and royalty agreements.

On May 16, 2024, the Company sold the GoodWheat™ brand to Above Food Ingredients Corp. ("Above Food") for net consideration of $3.7 million. Refer to Note 6 for details of the transaction.

On May 14, 2024, the Company sold its non-GMO Resistant Starch ("RS") durum wheat trait to longtime partner Corteva AgriScience ("Corteva"). Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. The Company received $4.0 million in cash payment from Corteva during the nine months ended September 30, 2024 and recorded a gain of the same amount as the trait had no carrying value on the condensed consolidated statement of operations and comprehensive loss related to the transaction. Refer to Note 8 for details of the partnership and transaction.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity financings. As of September 30, 2024, the Company had an accumulated deficit of $274.8 million, cash and cash equivalents of $3.9 million, short-term investments of $2.6 million and current note receivable of $1.8 million. For the nine months ended September 30, 2024, the Company had net loss of $3.0 million and net cash used in operations of $7.4 million. For the twelve months ended December 31, 2023, the Company had net losses of $14.0 million and net cash used in operations of $15.3 million.

With cash and cash equivalents of $3.9 million, short-term investments of $2.6 million and current note receivable of $1.8 million as of September 30, 2024, the Company believes that its existing cash, cash equivalents and short-term investments will not be sufficient to meet its anticipated cash requirements for at least the next 12-18 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Discontinued Operations

On May 16, 2024, the Company sold the GoodWheat brand to Above Food. GoodWheat operations ceased during the second quarter of 2024.

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

Major classes of line items constituting the balance sheet of discontinued operations:

	GoodWheat		Body Care
(In thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Assets
Accounts receivable and other receivables	$70	$8	$—	$—
Inventories, net — current	—	1,121	—	—
Property and equipment, net	—	314	—	—
Inventories, net — noncurrent	—	3,158	—	—
Total assets	$70	$4,601	$—	$—

Liabilities
Accounts payable and accrued expenses	$—	$500	$—	$—
Total liabilities	$—	$500	$—	$—

Major classes of line items constituting net loss from discontinued operations:

	GoodWheat				Body Care

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
(In thousands)
Product revenue	$(76)	$300	$372	$484	$—	$37	$—	$373
Cost of revenues	—	(285)	(691)	(634)	—	(34)	—	(313)
Research and development	—	(291)	(400)	(1,000)	—	—	—	—
(Loss) Gain on sale of property and equipment	(24)	11	65	36	—	—	—	—
Selling, general and administrative	(330)	(1,580)	(2,040)	(4,551)	—	(86)	—	(651)
Net loss from discontinued operations	$(430)	$(1,845)	$(2,694)	$(5,665)	$—	$(83)	$—	$(591)

The following table presents non-cash items of discontinued operations:

	GoodWheat		Body Care

	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Depreciation	$37	$109	$—	$24
Gain on disposal of property and equipment	$(65)	$(36)	$—	$—
Write-down of inventories	$—	$275	$—	$—
Accounts receivable and other receivables	$(78)	$—	$—	$(99)
Inventories	$575	$(1,975)	$—	$250
Prepaid expenses and other current assets	$—	$—	$—	$14
Accounts payable and accrued expenses	$(500)	$144	$—	$5
Proceeds from sale of property and equipment	$342	$37	$—	$—

There were no other operating or investing non-cash items for the nine months ended September 30, 2024 and 2023.

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

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded a write-down of $154,000 related to hemp and GoodWheat seed during the three and nine months ended September 30, 2024. The Company recorded inventory write-downs of $252,000 and $444,000 related to packaging materials, hemp seed and GoodWheat during the three and nine months ended September 30, 2023, respectively. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$450	$373
Finished goods	385	660
Inventories	$835	$1,033

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Software and computer equipment	$291	$349
Machinery and equipment	—	34
Furniture and fixtures	32	39
Leasehold improvements	1,584	1,590
Property and equipment, gross	1,907	2,012
Less: accumulated depreciation and amortization	(1,852)	(1,942)
Property and equipment, net	$55	$70

Depreciation expense was $7,000 and $92,000 for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $89,000 and $227,000 for the three and nine months ended September 30, 2023, respectively.

During the three and nine months ended September 30, 2024 and 2023, there were no sales of property and equipment from continuing operations.

Property and equipment are considered assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property and equipment held for sale prior to the sale date is separately presented, within current assets, on the condensed consolidated balance sheet as assets held for sale.

Property and equipment related to Archipelago of $51,000 were classified as assets held for sale as of December 31, 2023. During the first quarter of 2024, the Company recorded an impairment of $36,000 related to these assets. During the second quarter of 2024, all Archipelago property and equipment previously held for sale were sold.

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

The following tables summarize the amortized cost and fair value of the investment securities portfolio at September 30, 2024 and December 31, 2023 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2024
Cash equivalents:
Money market funds	$2,770	$—	$—	$2,770
Short-term investments:
Treasury bills	2,523	117	—	2,640
Total Assets at Fair Value	$5,293	$117	$—	$5,410

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2023
Cash equivalents:
Money market funds	$4,925	$—	$—	$4,925
Short-term investments:
Treasury bills	5,023	101	—	$5,124
Total Assets at Fair Value	$9,948	$101	$—	$10,049

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of September 30, 2024.

Fair Value Measurement

The fair value of the investment securities at September 30, 2024 were as follows:

	Fair Value Measurements at September 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$2,770	$—	$—	$2,770
Short-term investments:
Treasury bills	2,640	—	—	2,640
Total Assets at Fair Value	$5,410	$—	$—	$5,410

The fair value of the investment securities at December 31, 2023 were as follows:

	Fair Value Measurements at December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$4,925	$—	$—	$4,925
Short-term investments:
Treasury bills	5,124	—	—	5,124
Total Assets at Fair Value	$10,049	$—	$—	$10,049

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2024 or 2023. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and other receivables, note receivable, accounts payable and accrued liabilities. For short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2024 and December 31, 2023 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value. The note receivable is recorded at amortized cost. The amortized cost of the note receivable is considered approximate fair value due to its variable interest rate.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah, Inc. ("Anawah") acquisition as described in Note 14, as well as preferred investment options related to the March 2023 Private Placement and August 2022 Registered Direct offerings described in Note 10.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of September 30, 2024 and December 31, 2023, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions as of September 30, 2024 and December 31, 2023:

	March 2023 Options - Series A & March 2023 Placement Agent Options		March 2023 Options - Series B		August 2022 Options & August 2022 Placement Agent Options
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Remaining term (in years)	3.40	4.16	—	0.61	2.92	3.67
Expected volatility	86.9%	91.7%	—	78.7%	91.8%	90.5%
Risk-free interest rate	3.6%	3.9%	—	5.2%	3.6%	4.0%
Expected dividend yield	0%	0%	—	0%	0%	0%

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

The following table sets forth the establishment of the Company’s Level 3 assets and liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	March 2023 Options - Series A	March 2023 Options - Series B	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Note Receivable Bifurcated Derivatives	Contingent Liabilities	Total
Balance as of December 31, 2023	$1,008	$41	$46	$159	$3	$—	$2,000	$3,257
Initial recognition	—	—	—	—	—	250	—	250
Change in fair value	(378)	(41)	(19)	(53)	(2)	—	—	(493)
Balance as of September 30, 2024	$630	$—	$27	$106	$1	$250	$2,000	$3,014

6. Note Receivable

On May 16, 2024, the Company sold the GoodWheat brand to Above Food for net consideration of $3.7 million. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. A loss of $1,500 was recognized in the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2024, related to the sale.

In connection with the transaction, Arcadia paid to Above Food $2.0 million and received a $6.0 million promissory note dated May 14, 2024. The promissory note has a term of three years and accrues interest at the Wall Street Journal prime rate. On each of the first, second and third anniversaries of the promissory note, accrued interest and $2.0 million of principal are payable to Arcadia. The promissory note contains contingent features, including an option that requires Above Food to cause its parent entity, Above Food Ingredients Inc. (“Parent Company”), to issue to the Company publicly traded stock of Parent Company in exchange for the cancellation of a portion of the principal of the promissory note, as well as default provisions.

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

The contingent features of the promissory note were evaluated for bifurcation in accordance with ASC 815. The contingent features requiring bifurcation had an estimated fair value of $250,000 as of the transaction date and as of September 30, 2024. The estimated fair value of the contingent features is reported in note receivable – noncurrent on the condensed consolidated balance sheet as of September 30, 2024. The promissory note was recorded at a discount of $545,000, which is being amortized over the term of the promissory note using the effective interest method. The Company recognized discount amortization of $60,000 and $89,000 in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024, respectively. The Company recognized accrued interest of $126,000 and $193,000 in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024, respectively.

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of September 30, 2024, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3.1 million and $3.0 million, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

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

On May 14, 2024, the Company sold its RS durum wheat trait to Corteva. Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. The Company received $4.0 million in cash payment from Corteva during the nine months ended September 30, 2024 and recorded a gain of the same amount as the trait had no carrying value on the condensed consolidated statement of operations and comprehensive loss related to the transaction.

9. Leases

Operating Leases

As of September 30, 2024, the Company leases office space in Dallas, TX, Davis and Sacramento, CA, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases the Davis office to third parties.

Some leases (the Dallas and Davis offices, a warehouse, and a copy machine) include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The exercise of lease renewal options is at the Company’s sole discretion. In January 2024, the Company exercised it's option to renew the facility lease in American Falls, Idaho for one year through December 31, 2024. The lease renewal resulted in recognition of additional right-of-use asset and lease liability of $86,000 on the condensed consolidated balance sheet. The Company subsequently terminated the facility lease in American Falls, Idaho effective July 2024.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Right of use asset	$306	$792
Total leased assets		$306	$792
Liabilities
Current - Operating	Operating lease liability- current	$346	$852
Noncurrent - Operating	Operating lease liability- noncurrent	—	155
Total leased liabilities		$346	$1,007

Lease Cost	Classification	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease cost	SG&A and R&D Expenses	$172	$191	$678	$572
Short term lease cost	SG&A Expenses	3	3	10	10
Sublease income (1)	SG&A and R&D Expenses	(142)	(111)	(404)	(329)
Net lease cost		$33	$83	$284	$253

(1)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	0.7	2.3
Weighted-average discount rate	6.5%	6.0%

10. Equity Financing

March 2023 Private Placement

In March 2023, the Company issued in a private placement offering (the “March 2023 Private Placement”) pursuant to a securities purchase agreement (“March 2023 Purchase Agreement”) (i) 165,500 shares of its common stock, (ii) pre-funded common stock purchase warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to 500,834 shares of common stock, at an exercise price of $0.0001 per share, (iii) Series A preferred investment options (the “March 2023 Options - Series A") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and (iv) Series B preferred investment options (the “March 2023 Options - Series B”, and together with the March 2023 Options - Series A, the "March 2023 Options") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and raised total gross proceeds of $6.0 million. The March 2023 Private Placement closed on March 6, 2023. The March 2023 Pre-Funded Warrants became exercisable upon issuance and were fully exercised as of September 30, 2024. The March 2023 Options - Series A are exercisable at any time at the option of the holder and expire 5 years from the date of issuance. The March 2023 Options - Series B were exercisable at any time at the option of the holder and expire 1.5 years from the date of issuance. As of September 30, 2024, the March 2023 Options - Series B expired.

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

The March 2023 Options and March 2023 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model on March 6, 2023 with the following assumptions for the Series A Investment Options: volatility of 128.55%, stock price of $7.61 and risk-free rate of 4.27%. The following assumptions were utilized for the Series B Investment Options: volatility of 103.33%, stock price of $7.61 and risk-free rate of 4.97%. The estimated fair value of the liability classified March 2023 Options issued was $6.6 million. The estimated fair value of the common stock option liabilities was subsequently remeasured at September 30, 2024 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

11. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of September 30, 2024 and December 31, 2023, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2023	Outstanding at December 31, 2023	Exercised during the Nine Months Ended September 30, 2024	Outstanding at September 30, 2024
March 2023 Pre-Funded Warrants	March 2023	perpetual	$—	(425,834)	75,000	(75,000)	—
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	—	1,000	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	—	1,000	—	1,000
August 2022 Pre-Funded Warrants	August 2022	perpetual	$—	(56,813)	—	—	—
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	—	9,846	—	9,846
December 2020 Warrants (2)	December 2020	5.5 years	$9.00	—	16,367	—	16,367
December 2020 Warrants	December 2020	5.5 years	$120.00	—	49,100	—	49,100
December 2020 Placement Agent Warrants	December 2020	5 years	$152.80	—	3,274	—	3,274
July 2020 Warrants (2)	July 2020	5.5 years	$9.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	—	802	—	802
May 2020 Warrants (2)	May 2020	5 years	$9.00	—	9,946	—	9,946
May 2020 Warrants	May 2020	5 years	$191.20	—	24,863	—	24,863
May 2020 Placement Agent Warrants	May 2020	5 years	$245.20	—	1,741	—	1,741
September 2019 Placement Agent Warrants (3)	September 2019	5 years	$379.20	—	1,649	—	—
June 2019 Placement Agent Warrants (3)	June 2019	5 years	$251.60	—	1,862	—	—
April 2019 Service and Performance Warrants (1)(3)	April 2019	5 years	$247.20	—	3,629	—	—
January 2021 Warrants (2)	January 2021	5.5 years	$9.00	—	7,831	—	7,831
January 2021 Warrants	January 2021	5.5 years	$125.20	—	90,629	—	90,629
September 2019 Warrants (2)	September 2019	5.5 years	$9.00	—	9,892	—	9,892
September 2019 Warrants	September 2019	5.5 years	$300.80	—	6,594	—	6,594
June 2019 Warrants	June 2019	5.5 years	$200.00	—	10,896	—	10,896
Total				(482,647)	341,957	(75,000)	259,817

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) These warrants were repriced as part of the March 2023 Private Placement offering.

(3) These warrants expired during the nine months ended September 30, 2024.

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

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2023	Outstanding at December 31, 2023	Exercised during the Nine Months Ended September 30, 2024	Outstanding at September 30, 2024
March 2023 Options - Series A	March 2023	5 years	$9.00	—	666,334	—	666,334
March 2023 Options - Series B (2)	March 2023	1.5 years	$9.00	—	666,334	—	—
March 2023 Placement Agent Options	March 2023	5 years	$11.25	—	33,317	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	—	118,063	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	5,904	—	5,904
Total				—	1,489,952	—	823,618

(1) These options were repriced as part of the March 2023 Private Placement offering.

(2) These warrants expired during the nine months ended September 30, 2024.

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

On June 25, 2024, the shareholders approved an amendment to the Company’s 2015 Plan that increased the number of shares of common stock that may be issued under the 2015 Plan by 200,000 shares and increased the maximum number of shares of common stock issuable to employees, including our officers and directors, in any fiscal year from 9,375 shares to 50,000 shares. On February 2, 2022, former president and chief executive officer of the Company, Stanley Jacot, Jr. was hired. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants were issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of September 30, 2024, a total of 338,248 shares of common stock were reserved for issuance under the 2015 Plan, of which 127,725 shares of common stock are available for future grant. As of September 30, 2024, a total of 102 and 210,523 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2023, a total of 102 and 71,609 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 6,949 and 8,366 inducement options were outstanding as of September 30, 2024 and December 31, 2023, respectively.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2023	80,078	$85.30	$—
Options granted	158,000	2.71	—
Options forfeited	(7,927)	19.08	$397
Options expired	(12,576)	170.08	—
Outstanding — Balance at September 30, 2024	217,575	$22.83	$3,140
Vested and expected to vest — September 30, 2024	198,542	$24.68	$2,778
Exercisable — September 30, 2024	50,515	$84.37	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of September 30, 2024, there was $524,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.4 years.

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (years)	8.04	—	8.04	7.06
Expected volatility	101.31%	—	101.31%	124%
Risk-free interest rate	3.77%	—	3.77%	3.61%
Dividend yield	—	—	—	—

The Company recognized $155,000 and $395,000 of compensation expense for stock options awards during the three and nine months ended September 30, 2024, respectively. The Company recognized $162,000 and $573,000 of compensation expense for stock options awards during the three and nine months ended September 30, 2023, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of September 30, 2024, the number of shares of common stock reserved for future issuance under the ESPP is 3,209. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of September 30, 2024, 8,073 shares had been issued under the ESPP. The Company recorded $2,000 and $6,000 of ESPP related compensation expense during the three and nine months ended September 30, 2024, respectively. The Company recorded $7,000 and $12,000 of ESPP related compensation expense during the three and nine months ended September 30, 2023, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three and nine months ended September 30, 2024 and 2023. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

During the nine months ended September 30, 2024, there were no material changes to the Company’s uncertain tax positions.

In February 2023, the Company received notification from the Internal Revenue Service ("IRS") that our Archipelago joint venture was selected for audit for the 2021 tax year. The Company received the IRS Notice of Proposed Partnership Adjustment during the third quarter of 2024 and accepted the adjustments. The Company is now awaiting the IRS Final Partnership Adjustment ("FPA"). Reception of the FPA will start a 45-day clock on making the push out election, to push the audit adjustments to the partners. Upon conclusion of the audit, Arcadia expects to adjust their balance of available tax net operating losses and have no penalties or interest due. The Company is currently not under audit for state purposes.

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

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with the ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. During 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As of September 30, 2024, the Company continues to pursue or are otherwise liable for a total of two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the condensed consolidated balance sheet as an other noncurrent liability.

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

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	217,575	84,058	217,575	84,058
Warrants to purchase common stock	259,817	266,957	259,817	266,957
Preferred investment options	823,618	1,489,952	823,618	1,489,952
Total	1,301,010	1,840,967	1,301,010	1,840,967

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $30,000 and $58,000 as of September 30, 2024 and December 31, 2023, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

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

Overview

Since acquiring the assets of Live Zola, LLC ("Zola") in May 2021, the Company has provided consumers with a great tasting way to rehydrate, reset, and reenergize with Zola coconut water products. The company has leveraged its history as a leader in science-based approaches to develop high value products and drive innovation in the consumer goods industry. Previously, the Company developed products primarily in wheat, which it commercialized through the sales of seed, grain and food ingredients and products, and through trait licensing and royalty agreements.

On May 16, 2024, the Company sold the GoodWheat™ brand to Above Food Ingredients Corp. ("Above Food") for net consideration of $3.7 million. Refer to Note 6 to the condensed consolidated financial statements for further details of the transaction.

On May 14, 2024, the Company sold its non-GMO Resistant Starch ("RS") durum wheat trait to longtime partner Corteva AgriScience ("Corteva"). Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. The Company received $4.0 million in cash payment from Corteva during the nine months ended September 30, 2024 and recorded a gain of the same amount as the trait had no carrying value on the condensed consolidated statement of operations and comprehensive loss related to the transaction. Refer to Note 8 to the condensed consolidated financial statements for further details of the partnership and transaction.

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

Our proprietary, non-GMO wheat variety developed using advanced screening and plant breeding techniques have reduced allergenic glutens and increased essential amino acids such as lysine, along with all the other health benefits of high protein wheat. Importantly, this variety also delivers impressively high fiber content at approximately 14 grams per serving compared to 2-3 grams per serving of traditional wheat, providing additional value to health-conscious consumers.

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

Interest income

Interest income consists of interest income on our cash and cash equivalents, investments and note receivable.

Other income, net

Other income, net consists of miscellaneous income net of miscellaneous losses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
	(In thousands except percentage)
Revenues:
Product	$1,537	$1,298	$239	18%
License	—	—	—	0%
Total revenues	1,537	1,298	239	18%
Operating expenses:
Cost of revenues	1,032	818	214	26%
Research and development	24	15	9	60%
Selling, general and administrative	2,241	1,862	379	20%
Total operating expenses	3,297	2,695	602	22%
Loss from continuing operations	(1,760)	(1,397)	(363)	(26)%
Interest income	233	133	100	75%
Other income, net	15	17	(2)	(12)%
Change in fair value of common stock warrant and option liabilities	330	608	(278)	(46)%
Net loss from continuing operations before income taxes	(1,182)	(639)	(543)	85%
Income tax provision	—	—	—	0%
Net loss from continuing operations	(1,182)	(639)	(543)	85%
Net loss from discontinued operations — Body Care	—	(83)	83	(100)%
Net loss from discontinued operations — GoodWheat	(430)	(1,845)	1,415	(77)%
Net loss	(1,612)	(2,567)	955	(37)%
Net loss attributable to non-controlling interest	—	—	—	0%
Net loss attributable to common stockholders	$(1,612)	$(2,567)	$955	(37)%

Revenues

Product revenues accounted for 100% of total revenues during the three months ended September 30, 2024. Product revenues increased $239,000, or 18%, during the three months ended September 30, 2024 compared to the same period in 2023 driven by an increase in Zola sales.

Cost of revenues

Cost of revenues increased by $214,000, or 26%, during the three months ended September 30, 2024 compared to the same period in 2023 driven by higher revenues and input costs.

Research and development

Research and development expenses increased by $9,000, or 60%, during the three months ended September 30, 2024 compared to the same period in 2023.

Selling, general, and administrative

Selling, general, and administrative expenses increased by $379,000, or 20%, during the three months ended September 30, 2024 compared to the same period in 2023 primarily driven by employee severance expenses related to the change in management.

Interest income

During the three months ended September 30, 2024, the Company recognized interest income of $233,000, of which $186,000 was related to discount amortization and accrued interest on the promissory note from Above Food. The remaining difference was related to interest from investments. During the three months ended September 30, 2023, the Company recognized interest income of $133,000 from investments.

Other income, net

During the three months ended September 30, 2024 and 2023, the Company recognized other income of $15,000 and $17,000, respectively.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $330,000 and $608,000 during the three months ended September 30, 2024 and 2023, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Net loss from discontinued operations

Net loss from discontinued operations for Body Care was $83,000 during the three months ended September 30, 2023. Net loss from discontinued operations for GoodWheat was $430,000 and $1.8 million during the three months ended September 30, 2024 and 2023, respectively. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
	(In thousands except percentage)
Revenues:
Product	$3,829	$3,667	$162	4%
License	—	10	(10)	(100)%
Total revenues	3,829	3,677	152	4%
Operating expenses:
Cost of revenues	2,136	1,996	140	7%
Research and development	40	55	(15)	(27)%
Gain on sale of intangible assets	(4,000)	—	(4,000)	100%
Impairment of property and equipment	36	—	36	(100)%
Selling, general and administrative	6,986	6,535	451	7%
Total operating expenses	5,198	8,586	(3,388)	(39)%
Loss from continuing operations	(1,369)	(4,909)	3,540	(72)%
Interest income	428	538	(110)	(20)%
Other income, net	168	36	132	367%
Valuation loss on March 2023 PIPE	—	(6,076)	6,076	(100)%
Change in fair value of common stock warrant and option liabilities	493	5,965	(5,472)	(92)%
Issuance and offering costs allocated to liability classified options	—	(430)	430	(100)%
Net loss from continuing operations before income taxes	(280)	(4,876)	4,596	(94)%
Income tax provision	—	(1)	1	(100)%
Net loss from continuing operations	(280)	(4,877)	4,597	(94)%
Net loss from discontinued operations — Body Care	—	(591)	591	(100)%
Net loss from discontinued operations — GoodWheat	(2,694)	(5,665)	2,971	(52)%
Net loss	(2,974)	(11,133)	8,159	(73)%
Net loss attributable to non-controlling interest	—	(5)	5	(100)%
Net loss attributable to common stockholders	$(2,974)	$(11,128)	$8,154	(73)%

Revenues

Product revenues accounted for 100% of total revenues during the nine months ended September 30, 2024. Product revenues increased $162,000, or 4%, during the nine months ended September 30, 2024 compared to the same period in 2023 driven by an increase in Zola sales.

Cost of revenues

Cost of revenues increased by $140,000, or 7%, during the nine months ended September 30, 2024 compared to the same period in 2023 driven by higher revenues and input costs.

Research and development

Research and development expenses decreased by $15,000, or 27%, during the nine months ended September 30, 2024 compared to the same period in 2023.

Gain on sale of intangible assets

During the nine months ended September 30, 2024, the Company realized a gain of $4.0 million related to the sale of its RS durum wheat trait to Corteva. There was no such gain recorded during the nine months ended September 30, 2023.

Impairment of property and equipment

During the nine months ended September 30, 2024, the Company recognized impairment of property and equipment held for sale of $36,000. There was no such impairment of property and equipment during the nine months ended September 30, 2023.

Selling, general, and administrative

Selling, general, and administrative expenses increased by $451,000, or 7%, during the nine months ended September 30, 2024 compared to the same period in 2023 primarily driven by employee severance expenses related to the change in management as well as higher consulting and legal expenses.

Interest income

During the nine months ended September 30, 2024, the Company recognized interest income of $428,000, of which $282,000 was related to discount amortization and accrued interest on the promissory note from Above Food. The remaining difference was related to interest from investments. During the nine months ended September 30, 2023, the Company recognized interest income of $538,000 from investments.

Other income, net

During the nine months ended September 30, 2024, the Company recognized other income of $168,000, of which $117,000 was related to realized gains on investments. During the nine months ended September 30, 2023, the Company recognized other income of $36,000.

Valuation loss on March 2023 PIPE

During the nine months ended September 30, 2023, the Company recognized a $6.1 million valuation loss related to the March 2023 PIPE financing transaction. The valuation loss includes the fair value in excess of gross proceeds and the increase in fair value related to the re-pricing of existing warrants. There was no such valuation loss during the nine months ended September 30, 2024.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $493,000 and $6.0 million during the nine months ended September 30, 2024 and 2023, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Issuance and offering costs allocated to liability classified options

Issuance and offering costs were $430,000 during the nine months ended September 30, 2023 and were related to the liability classified options issued in the March 2023 PIPE financing transaction. There were no such issuance and offering costs during the nine months ended September 30, 2024.

Net loss from discontinued operations

Net loss from discontinued operations for Body Care was $591,000 during the nine months ended September 30, 2023. Net loss from discontinued operations for GoodWheat was $2.7 million and $5.7 million during the nine months ended September 30, 2024 and 2023, respectively. See Note 1 to the condensed consolidated financial statements for further information on discontinued operations.

Seasonality

The coconut water category, similar to other beverages, is seasonal. Generally, sales volumes are highest during our second and third fiscal quarters when the weather is warmer.

Liquidity & Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases for facilities, land and equipment. As of September 30, 2024, we had cash and cash equivalents of $3.9 million, short-term investments of $2.6 million and current note receivable of $1.8 million. For the nine months ended September 30, 2024, the Company had net losses of $3.0 million and net cash used in operations of $7.4 million. For the twelve months ended December 31, 2023, the Company had net losses of $14.0 million and net cash used in operations of $15.3 million.

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

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Current assets	$10,711	$14,972
Current liabilities	2,328	3,590
Working capital surplus	$8,383	$11,382

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(7,418)	$(11,149)
Investing activities	4,827	(4,396)
Financing activities	9	5,512
Net decrease in cash	$(2,582)	$(10,033)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2024, was $7.4 million. With respect to our net loss of $3.0 million, non-cash charges including $92,000 of depreciation, $502,000 of lease amortization, $395,000 of stock-based compensation, $154,000 of write-downs of inventory, and $36,000 of impairment of property and equipment, were offset by the change in fair value of common stock warrant and option liabilities of $493,000, amortization of note receivable discount of $90,000, a gain on disposal of property and equipment of $65,000, gain on sale of RS durum wheat trait of $4.0 million, adjustments in our working capital accounts of $297,000, and operating lease payments of $678,000.

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

Cash flows from investing activities

Cash provided by investing activities for the nine months ended September 30, 2024 consisted of proceeds of $342,000 from the sale of property and equipment, proceeds from the sale of investments of $2.5 million, proceeds from the sale of our RS durum wheat trait of $4.0 million, offset by cash paid related to the GoodWheat sale of $2.0 million and $16,000 of purchases of property and equipment.

Cash used in investing activities for the nine months ended September 30, 2023 consisted of proceeds of $42,000 from the sale of property and equipment as well as proceeds of $569,000 from the sale of Verdeca, offset by $5,000 of purchases of property and equipment and $5.0 million of purchases of investments.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2024 consisted of proceeds from the purchase of ESPP shares of $9,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1+	Employment Letter and Severance and Change In Control Agreement for Thomas J. Schaefer	8-K/A	001-37383	10.1	8/23/2024

10.2+	Employment Letter and Severance and Change In Control Agreement for Mark Kawakami	8-K/A	001-37383	10.2	8/23/2024

10.3+	Separation Agreement for Stanley Jacot, Jr.	8-K	001-37383	10.1	7/8/2024

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL (and contained in Exhibit 101)					X

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

Arcadia Biosciences, Inc.

November 12, 2024	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President and Chief Executive Officer

November 12, 2024	By:	/s/ MARK KAWAKAMI
Mark Kawakami
Chief Financial Officer