Form 10-K
period 2024-12-31
Arcadia Biosciences, Inc.
filed 2025-03-25
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $4,184,025 (based on the closing price of $3.15 on June 28, 2024 on the NASDAQ Capital Market).

As of March 19, 2025, the registrant had 1,367,040 shares of common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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

•
our ability to earn revenues from the sale of products;
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
•
our ability to complete our previously announced proposed business combination transaction with Roosevelt Resources, LP, as discussed in "Business – Recent Developments" below;
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

TABLE OF CONTENTS FOR FORM 10-K

i

PART I

Item 1. Business.

Overview

Prior to its transfer and sale during 2024 of the various assets described below, Arcadia was a producer and marketer of innovative, plant-based products. Arcadia sought to be a leader in science-based approaches to developing high value crop improvements, primarily in wheat which it commercialized through the sales of seed, grain, food ingredients and products, and through trait licensing and royalty agreements. The acquisition of the assets of Live Zola, LLC (“Zola”) in May 2021 added coconut water to Arcadia’s portfolio of products.

In May 2021, Arcadia’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness”), acquired the businesses of Eko Holdings, LLC, Lief, LLC. The acquisition included Saavy Naturals™, a line of natural body care products, Soul Spring™, a CBD-infused botanical therapy brand in the natural category, and ProVault™, a THC-free CBD sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively, “body care brands”). Also included in the purchase was Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand. In July 2022, the Company entered into an agreement to license Saavy Naturals to Radiance Beauty and Wellness, Inc. (“Radiance Beauty”). In July 2023, Arcadia’s management made the decision to exit the remaining body care brands, Soul Spring and ProVault, as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased during the third quarter of 2023.

On May 14, 2024, Arcadia sold its non-GMO Resistant Starch (“RS”) durum wheat trait to longtime partner Corteva Agriscience (“Corteva”) for total cash consideration of $4.0 million. Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. Refer to Note 11 to the consolidated financial statements for further details of the transaction.

On May 16, 2024, Arcadia sold the GoodWheat™ brand to Above Food for net consideration of $3.7 million. The strategic decision to sell GoodWheat enabled the Company to monetize its intellectual property early. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. The disposition of GoodWheat met the "held for sale" criteria per ASC 205-20-45-1B and represented a strategic shift that had a major effect on the Company's operations and financial results. As a result, the Company's financial statements and related notes as of December 31, 2024 and 2023 reflect the GoodWheat disposition as a discontinued operation. The disposition of GoodWheat resulted in a loss of $1,500 during the year ended December 31, 2024. Refer to Notes 4 and 8 to the consolidated financial statements for further details of the transaction.

Recent Developments

On December 4, 2024, Arcadia, Roosevelt Resources LP (“Roosevelt” or the “Partnership”) and Elliott Roosevelt, Jr. and David A. Roosevelt, in their capacities as representatives of the limited partners of the Partnership (the “LP Representatives”) entered into a Securities Exchange Agreement (as it may be amended from time to time, the “Exchange Agreement”). Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions contemplated by the Exchange Agreement (the "Closing"), Arcadia agreed to issue shares of its common stock (“Arcadia common stock,” “Common Stock” or “common stock”) to the limited partners of Roosevelt in exchange for all of the limited partnership interests of Roosevelt and to the sole member of the general partner of Roosevelt (together with the limited partners, referred to collectively as the “Limited Partners”) in exchange for its membership interest (together with the limited partnership interests of the Limited Partners, sometimes referred to as the “Partner Interests”) in the limited liability company that is the general partner of Roosevelt (such exchange, contributions and issuances referred to as the “Exchange”). As a result of the Exchange, Arcadia will continue and Roosevelt will continue as a wholly owned subsidiary of Arcadia. Upon completion of the Exchange, and based on the number of shares issuable pursuant to the Exchange Agreement, we estimate that the Limited Partners and the Arcadia stockholders as of immediately prior to the Closing will collectively own approximately 90% and 10%, respectively, of the shares of common stock of Arcadia outstanding immediately after the Closing. These percentages are estimates, are subject to certain assumptions and are subject to potential adjustment prior to the Closing, including as a result of changes in the number of outstanding shares of Arcadia common stock. As a result, Arcadia stockholders and the former Roosevelt Limited Partners could own a greater, or a lesser, percentage of the outstanding shares of Arcadia immediately after the Closing than the estimates set forth above.

On February 14, 2025, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to a special meeting of stockholders of the Company to be held to approve the issuance of shares pursuant to the Exchange Agreement and related proposals. As part of the proposals to be submitted to the stockholders at the planned upcoming meeting of stockholders of the Company to vote on various proposals relating to the transactions contemplated by the Exchange Agreement, one of the proposals is to give the board of directors (the "Board") the authority to effect a reverse stock split, should the Board determine that a reverse stock split is appropriate in light of, among other factors, the Company’s listing application to Nasdaq in connection with the transactions contemplated by the Exchange Agreement.

Our Products

Zola Coconut Water

Founded in 2002, Zola became part of the Arcadia family of brands in May 2021. Sourced from Thailand, Zola is a pure, natural, 100% coconut water with a crisp, clean taste that’s slightly sweet and refreshing. Naturally hydrating and rich in electrolytes, Zola is Non-GMO Project Verified and only contains 60 calories per serving. Zola flavors include original, original with pulp, espresso, lime and pineapple. Based on Arcadia’s research, consumers prefer the clean, crisp taste of Zola to that of other leading coconut water brands. In taste tests, Zola beat competitors 2 to 1, and the Company believes it is a superior way to rehydrate, reset and reenergize.

Agronomic Wheat Traits

On average, Americans get approximately 20% of their daily calories from wheat. As a result, Arcadia developed a portfolio of non-GMO specialty wheat traits to offer healthier, nutrient-rich wheat options while providing the same baking quality, taste, and texture as traditional wheat. Arcadia’s non-GMO Reduced Gluten High Fiber Wheat has fewer allergenic glutens and higher fiber than traditional wheat while Arcadia’s non-GMO Extended Shelf-Life Wheat extends the shelf life of milled whole wheat flour.

Arcadia believes that its proprietary intellectual property with multiple non-GMO wheat traits offer functional benefits and a compelling point of differentiation. We intend to seek to monetize our proprietary technology, including through possible asset sale transactions.

Intellectual Property

We rely on patents and other proprietary right protections, including trade secrets and contractual protection of our proprietary know-how and confidential information, to preserve our competitive position. As of December 31, 2024, we owned or exclusively controlled 79 issued patents, 24 pending patent applications worldwide, and six plant variety protection certificates. These totals reflect the following: (i) with respect to the U.S. territory, we owned 24 issued patents, and we owned six U.S. patent applications and six plant variety protection certificates relating to our plants and trait technologies; and (ii) in connection with foreign territories, we owned 54 and exclusively in-licensed three foreign issued patents, and owned 18 pending foreign patent applications. As of December 31, 2024, our wheat patent portfolio included 16 U.S. issued patents, six U.S. patent applications, one plant variety certificate, 52 foreign issued patents and 14 foreign patent applications. With respect to all of the foregoing patent and plant protection assets, our exclusive licenses afford us control over the prosecution and maintenance of the licensed patents and patent applications. These numbers do not include in-licensed patents for which we either do not have exclusive rights (such as certain enabling technology licenses), or for which we have exclusive rights only in a limited field of use or do not control prosecution and maintenance of the licensed patents.

As of December 31, 2024, we had four registered trademarks and two pending trademark applications in the United States, and five trademark registrations in various other countries; and our wholly-owned subsidiary Arcadia Wellness, LLC had nine registered trademarks in the United States.

Competition

The markets for beverage products are highly competitive, and we face significant direct and indirect competition in several aspects of our business. We compete with both large, established manufacturers, as well as small, innovative producers of beverage products. The beverage industry is competitive. Competitors in this market compete for brand recognition, ingredient sourcing, product shelf space, and e-commerce page rankings. Our competitors have similar distribution channels and retailers to deliver and sell their products. Competitors in this space include Vita Coco, ZICO, C20 and Harmless Harvest.

Employees

As of December 31, 2024, we had nine employees, including in management, operations, accounting/finance, legal and administration. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

Facilities

Our corporate headquarters are located in Dallas, Texas with additional office space in Sacramento, California. We believe that our leased facilities are adequate to meet our current needs and that, if needed, suitable additional or alternative space will be available to accommodate our operations.

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

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2024, included in this Report, we have an accumulated deficit, recurring net losses and net cash used in operations, and resources that will not be sufficient to meet our anticipated cash requirements, which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, we might be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection, and our stockholders would likely lose most or all of their investment in us.

Our proposed Exchange transaction with Roosevelt is subject to a number of risks and uncertainties. Failure to complete, or delays in completing, the proposed Exchange transaction with Roosevelt could materially and adversely affect our results of operations, business, financial condition and/or stock price.

Our previously announced proposed Exchange transaction with Roosevelt is subject to a number of risks and uncertainties. Some of those risks and uncertainties include the following, among others:

•
The closing of the Exchange transaction is subject to approval by our stockholders of certain proposals relating to the transactions contemplated by the Exchange Agreement, as well as the satisfaction of other customary closing conditions. Our stockholders might not approve the proposals that are required in order for us to be able to close the Exchange transaction, or the Exchange Agreement might be terminated for other reasons. We cannot assure you that the proposed Exchange will be successfully completed. Any failure to satisfy a required condition to closing may delay or prevent the completion of the transaction, which could materially and adversely affect our results of operations, business, financial condition and/or stock price.

•
We may require additional funding in order to be able to close the Exchange transaction.

•
If the Exchange with Roosevelt is not completed, our board of directors would be required to consider alternatives for our business and assets, which might include seeking the dissolution and liquidation of the Company, seeking an acquisition transaction or similar transaction with another company, initiating bankruptcy proceedings, or other alternatives. There can be no assurance regarding the outcome of such a process. We would have very limited cash resources, might be unable to raise additional funding, and could be forced to reduce or suspend operations, seek dissolution proceedings, or seek federal bankruptcy protection.

•
We would remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Exchange regardless of whether the Exchange is consummated.

•
If the Exchange is not completed, the trading price of Arcadia’ common stock may decline to the extent that the then-current market prices for our common stock reflect a market assumption that the Exchange will be completed.

•
We could be subject to litigation related to the Exchange Agreement, the Exchange transaction or any failure to complete the Exchange.

•
We could potentially lose key personnel during the pendency of the Exchange.

•
If the Exchange is not completed, we would not realize the potential benefits of the Exchange, which could have a negative effect on our results of operations, financial condition, business and stock price.

•
If the Exchange is consummated, then if the Company, which we will sometimes refer to after consummation of the Exchange as the "combined company," is unable to realize the substantial strategic and financial benefits currently anticipated from the Exchange, Arcadia stockholders will have experienced dilution of their ownership interests in the Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Exchange. In addition, any shares of common stock that the Company may issue following consummation of the Exchange will further dilute the ownership interests of the Company's current stockholders.

•
If the Exchange Agreement is terminated under certain circumstances, the Company may be required to reimburse Roosevelt's expenses up to $500,000 or $750,000, depending on the reasons for the termination.

•
If the Exchange transaction with Roosevelt is not completed, we will have extremely limited cash resources. Although we may try to pursue an alternative transaction, if no alternate transaction can be negotiated and completed or we are not successful in raising additional required funding, we may be forced to reduce or suspend operations, file for federal bankruptcy protection or seek dissolution or liquidation proceedings. In such an event, our creditors would have first claim on the value of our assets which, other than remaining cash, would most likely be liquidated in one or more transactions or a bankruptcy sale, in which case our common stock would have little or no value. We can give no assurance as to the magnitude of the net proceeds of such a sale and whether such proceeds would be sufficient to satisfy our obligations to its creditors, let alone to permit any distribution to our equity holders.

•
If the Exchange is consummated, the combined company will require significant additional funding in order to develop the Roosevelt assets and conduct the combined company's anticipated business. If such funding involves the issuance of equity securities, our stockholders would suffer additional dilution to their percentage ownership interests in the Company, which could be material. If such funding involves debt financing, the agreements relating to such financing may involve restrictive covenants or other provisions that will limit our operating flexibility. If the Exchange is consummated and the combined company fails to raise sufficient funds, the combined company would not be able to successfully execute on its business strategy.

Failure to timely complete the proposed Exchange transaction with Roosevelt could materially and adversely affect our results of operations, financial condition, business, prospects and our stock price.

Statements in this Report on Form 10-K concerning our future plans and operations are dependent on our ability to secure adequate funding and the absence of unexpected delays or adverse developments. We may not be able to secure required funding.

Any statements contained in this Report on Form 10-K concerning future events or developments or our future operations or activities are forward-looking statements that in each instance assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and satisfy our liability and obligations in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain any required additional funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring which could have a material adverse effect on our business, financial condition and results of operations.

We have a history of significant losses, which we expect to continue, and we may never achieve or maintain profitability.

We have incurred significant net losses since our formation in 2002 and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of $7.0 million and $14.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $278.9 million. Net cash used in operations was $9.6 million and $15.3 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur losses. If we are unable to adequately control the costs associated with operating our business, including costs of development and commercialization of its traits, our business, financial condition, operating results, and prospects will suffer.

Arcadia will require additional financing and may not be able to obtain such financing on favorable terms, if at all, which could adversely impact the Company’s operations and ability to continue its business. Such additional funding may not be available, which would have a material adverse effect on our business, financial condition and results of operations and would materially and adversely affect our ability to continue operations.

Arcadia will require additional funding in the near term to fund its business and the marketing and sale of its products and to provide working capital to fund other aspects of its business. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. If future financings involve the issuance of equity securities, Arcadia’s existing stockholders would suffer dilution. If Arcadia is able to raise debt financing, it may be subject to restrictive covenants that limit its operating flexibility. Arcadia may not be able to raise sufficient additional funds on terms that are favorable to it, if at all. If Arcadia fails to raise sufficient funds and continues to incur losses, its ability to continue its operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures, would likely be significantly limited. Delays in obtaining, or the inability to obtain, required funding would materially and adversely affect our ability to satisfy our current and future liabilities and obligations, and would materially and adversely affect our ability to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek dissolution and liquidation, bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Arcadia’s gross profit margins on its consumer products may be impacted by a variety of factors, including but not limited to variations, freight costs, pricing, customer requirements, market acceptance rate and promotional support costs.

Arcadia expects that its gross profit as a percentage of net sales could fluctuate as a result of a number of factors, including product pricing, retail discounts, and input costs. If Arcadia is not able to increase its selling prices or improve product sizes sufficiently, or in a timely manner, to offset increased input costs, or if its sales volume decreases significantly, there could be a negative impact on its financial condition and results of operations.

Competition is intense and if Arcadia is unable to compete effectively, its financial results will suffer.

Arcadia faces significant competition in the markets in which it operates. The markets for coconut water products are intensely competitive. Arcadia may be unable to compete successfully against its current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for its products. In addition, several of Arcadia’s competitors have substantially greater financial, marketing, sales, distribution, research and development, and technical resources than Arcadia, and some of its collaborators have more experience in research and development, regulatory matters, manufacturing, and marketing. Competition could increase in the future if new companies enter the market.

Arcadia depends on its key personnel and, if it is not able to attract and retain qualified technical and business personnel, it may not be able to continue its business.

Arcadia’s future performance will depend on the continued services and contributions of its management team and other key employees and, if the Exchange is consummated, Roosevelt's management team and key employees, the loss of whose services might significantly delay or prevent the achievement of the Company's objectives. The replacement of any member of our management team involves significant time and costs and such loss could significantly delay or prevent the achievement of our business objectives.

Additionally, Arcadia’s business is dependent on its ability to recruit and maintain a highly skilled and educated workforce with expertise in a range of disciplines, including supply chain management, marketing, and other subjects relevant to its operations. All of Arcadia’s current employees are at-will employees, and the failure to retain or hire skilled and highly educated personnel could limit its growth and hinder its business.

Arcadia’s business is subject to the risks of security breaches, including cybersecurity incidents.

Arcadia utilizes and critically relies upon information technology systems in all aspects of its business, including large amounts of data to support its products. Failure to effectively prevent, detect, and recover from the increasing number and sophistication of information security threats could result in theft, misuse, modification, and destruction of information, including trade secrets and confidential business information, and cause business disruptions, and reputational damage, which could significantly affect Arcadia’s results of operations and financial condition.

Arcadia may be required to pay substantial damages as a result of product liability, health and safety, or other similar claims for which insurance coverage is not available.

Arcadia is subject to product liability, health and safety, or similar claims with respect to its products, including claims described elsewhere in this Report under the heading "Legal Proceedings." Such claims against Arcadia or its collaborators selling Arcadia’s products could damage Arcadia reputation, harm its relationships with its collaborators, and materially and adversely affect its business, results of operations, financial condition, and prospects. Furthermore, while many of Arcadia’s collaboration agreements require that Arcadia’s collaborators indemnify Arcadia for the cost of product liability claims brought against Arcadia as a result of its collaborator’s misconduct, such indemnification provisions may not always be enforced, and we may receive no indemnification if Arcadia’s own misconduct contributed to the claims.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. Outbreaks of epidemic, pandemic, or contagious diseases could disrupt Arcadia’s business resulting in a loss of productivity from its employees. In addition, the US financial markets have been negatively impacted by the rise of inflation and interest rates, increasing the potential for a local and/or global economic recession that could disrupt Arcadia’s business. A political disruption could also strain Arcadia’s manufacturers or suppliers, possibly resulting in supply disruption, or cause its customers to delay making payments for its services. Any of the foregoing could harm Arcadia’s business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, development and investment in the countries relevant to our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business.

As a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the demand for our products in countries outside of the U.S. where we sell our products and that are adversely affected by such changes, and as a result, could have a negative impact on our business, financial condition and results of operations. Because our Zola coconut water product is sourced in Thailand, such steps, if adopted and if they affect countries that impact our business, could adversely impact our business and operations, increase our costs, and make our products less competitive.

As a result of being a public company, Arcadia is obligated to develop and maintain proper and effective internal control over financial reporting. Arcadia may not complete our analysis of its internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in Arcadia and, as a result, the value of its common stock.

Pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended (“SOX”) and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, Arcadia’s management is required to report on the effectiveness of its internal control over financial reporting. Section 404(b) of SOX requires that its independent registered public accounting firm will also need to attest to the effectiveness of Arcadia’s internal control over financial reporting if Arcadia qualifies as an accelerated filer or a large accelerated filer, which it currently does not as of the date of this Report.

Arcadia is continuously seeking to maintain and/or improve its internal control environment. As a result, Arcadia may experience higher than anticipated operating expenses, as well as higher auditor fees during and after the implementation of these changes. If Arcadia is unable to implement any of the required changes to its internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect its operations, financial reporting, and results of operations and could result in an adverse opinion on internal controls from Arcadia’s independent registered public accounting firm.

Risks Related to Ownership of Our Common Stock

Future sales of substantial amounts of Arcadia’s common stock, or the possibility that such sales could occur, could adversely affect the market price of Arcadia’s common stock.

Future sales in the public market of Arcadia’s common stock, or shares issued upon exercise of its outstanding stock options or warrants, or the perception by the market that these issuances or sales could occur, could lower the market price of Arcadia’s common stock or make it difficult for Arcadia to raise additional capital. In addition, a large number of shares of common stock are issuable to the Limited Partners of Roosevelt if the Exchange transaction is consummated. Arcadia’s stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon the sale of their shares. As of December 31, 2024, we had 1,364,940 shares of common stock outstanding, substantially all of which Arcadia believes may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares. As of December 31, 2024, we had 43,059 shares of Arcadia’s common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $86.18 per share, and outstanding warrants and preferred investment options to purchase 1,083,435 shares of common stock at a weighted-average exercise price of $34.27 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options and warrants that have exercise prices that are below the market price of Arcadia’s common stock from time to time, Arcadia’s stockholders would experience dilution upon the exercise of these options and warrants.

Arcadia’s stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of Arcadia’s common stock has been and may continue to be volatile. After making adjustments for the impact of reverse stock splits, since shares of our common stock were sold in its initial public offering in May 2015 at a price of $6,400.00 per share, Arcadia’s stock price has ranged from $1.85 to $6,984.00, through December 31, 2024. The market price of Arcadia’s common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond Arcadia’s control and may not be related to its operating performance, including:

•
addition or loss of significant customers, collaborators or distributors;
•
changes in laws or regulations applicable to its industry;
•
additions or departures of key personnel;
•
the failure of securities analysts to cover its common stock after an offering;
•
actual or anticipated changes in expectations regarding its performance by investors or securities analysts;
•
price and volume fluctuations in the overall stock market;
•
volatility in the market price and trading volume of companies in its industry or companies that investors consider comparable;
•
share price and volume fluctuations attributable to inconsistent trading volume levels of its shares;
•
sales of its common stock by Arcadia or its stockholders;
•
the expiration of contractual lock-up agreements;
•
litigation involving us, its industry, or both;
•
major catastrophic events; and
•
general economic and market conditions and trends.

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations, may cause the market price of Arcadia’s common stock to decline. If the market price of Arcadia’s common stock fluctuates or declines, you may not realize any return on your investment and may lose some or all of your investment.

Arcadia expects its operating results to vary significantly from quarter to quarter, which may cause Arcadia’s stock price to fluctuate widely.

Arcadia expects its quarterly operating results to fluctuate widely and unpredictably for the following reasons, among others:

•
its significant customer concentration;
•
the effectiveness of its marketing and advertising efforts;
•
the impact of seasonality on sales of its products;
•
adjustments to inventory due to excess or slow-moving;
•
supplier or quality problems; and
•
variance in the timing of customer and distributor orders for its products.

Any unanticipated change in revenues or operating results is likely to cause Arcadia’s stock price to fluctuate since such changes reflect new information available to investors and analysts.

Arcadia’s failure to meet the continued listing requirements of Nasdaq could result in a delisting of its common stock, which could negatively impact the market price and liquidity of its common stock and its ability to access the capital markets.

Arcadia’s common stock is listed on the Nasdaq Capital Market. If Arcadia fails to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist Arcadia’s common stock. Such a delisting would have a negative effect on the price of Arcadia’s common stock, impair the ability to sell or purchase Arcadia’s common stock when persons wish to do so, and materially adversely affect Arcadia’s ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.

In addition, in connection with the proposed Exchange transaction, the Company will need to file an initial listing application with Nasdaq and satisfy the initial listing standards for listing on the Nasdaq Capital Market, which in certain instances are different from and more restrictive than Nasdaq’s continued listing standards. Approval of continued listing of the common stock on the Nasdaq Capital Market is a closing condition under the Exchange Agreement

Certain of our securities issued in prior offerings include a right to receive the Black-Scholes value of the unexercised portion of those securities in the event of a certain kinds of fundamental transactions, which payments, if applicable, could be significant.

Certain of our outstanding warrants (which in some instances are denominated as “investment option” securities) to purchase shares of common stock that we issued in prior offerings provide that, in the event of certain kinds of “fundamental transactions,” including, among other things, a merger or consolidation of the Company, sale of all or substantially all of our assets or a sale of a certain percentage of our common stock, where the Company is not the surviving entity (as defined in the warrant or investment option) in the transaction or the Company’s common stock is no longer registered under the Securities Exchange Act of 1934, as amended, the holders of such warrants have the option, by delivering a notice within 30 days after the closing of the transaction, to require us to pay to such holders an amount of cash equal to the Black-Scholes value of the warrants, calculated as provided in the warrants. The Company believes that these provisions are not applicable to the proposed Exchange transaction with Roosevelt contemplated by the Exchange Agreement, as described elsewhere in this Report. However, if such amounts were determined to be applicable and warrant holders timely delivered notices under the applicable provisions of the warrants, the amounts that the Company might be required to pay under such provisions could be material. In addition, if one or more holders of such warrants or investment options believes that such provisions are applicable and initiates legal proceedings to require the Company to make such payments, resolving such matters could involve significant time and expense, and an adverse outcome could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We recognize the importance of identifying, assessing and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT controls, governance, risk and compliance reviews.

We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our results of operations and financial condition, under the heading "Arcadia’s business is subject to the risks of security breaches, including cybersecurity incidents." in Item 1A, “Risk Factors” of Part I of this Report.

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

Item 2. Properties.

Our corporate headquarters are located in Dallas, Texas with additional office space in Sacramento, California. We believe that our leased facilities are adequate to meet our current needs and that, if needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings, actions, claims, suits, or investigations arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, claims relating to our products, labor and employment claims and other matters. Any litigation or other proceedings could divert management time and attention, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Except as described below, we are not currently involved in any legal proceedings that we believe are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

On March 6, 2025, a complaint was filed in the Superior Court of the State of California for the County of San Francisco by the Center for Environmental Health, a non-profit corporation (the "plaintiff"), against approximately 28 named companies, including several major retailers and manufacturers such as Walmart, Whole Foods Market, Smart & Final Stores, and Raleys, as well as many companies that manufacture and market coconut water products, including the Company, alleging violations of the California Safe Drinking Water and Toxic Enforcement Act, known as Proposition 65. Proposition 65 requires, among things, that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. The complaint contends that the defendants violated Proposition 65 by knowingly and intentionally exposing individuals in California to Bisphenol A ("BPA") in coconut water containers. The complaint states that the plaintiff's claims against the Company are limited to the Company's coconut water products packaged in cans. The complaint seeks injunctive relief, including an injunction prohibiting defendants from offering coconut water products sold in California without either reducing the BPA level in the product such that no Proposition 65 warnings are required or providing prior clear and reasonable warnings, and civil penalties. As of the date of this Report, the Company has not responded to the complaint, and intends to vigorously defend against the claims. Due in part to the early stage of the proceedings, we cannot predict the outcome of this matter at this time.

As disclosed above, on December 4, 2024, the Company entered into the Exchange Agreement with Roosevelt providing for the Exchange transaction, and on February 14, 2025, the Company filed a registration statement on

Form S-4 with the SEC, including a preliminary proxy statement/prospectus, relating to shares to be issued in the transaction and a special meeting of stockholders of the Company to be held to approve the issuance of shares in the transaction and related proposals. Since the date of filing of the registration statement, the Company has received several letters (the "Demand Letters") from counsel to purported stockholders of the Company. Each letter asserts that the preliminary proxy statement included in the registration statement was deficient and demanded that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that corrective disclosures are required to be included in the registration statement to address alleged material misstatements and omissions in the registration statement and that the proxy statement/prospectus contains materially incomplete and misleading information concerning, among other matters, financial projections, financial analysis performed by the entity that provided a fairness opinion to the Company's board of directors in connection with the transaction, potential conflicts of interest involving the Company's financial advisor in connection with the transaction and the Company's insiders, and possible breach of fiduciary duties by the directors of executive officers of the Company in connection with the transaction. Certain of the Demand Letter include a request for inspection of certain books and records of the Company pursuant to Delaware corporate law. It is possible that additional, similar letters may be received, or complaints filed. If this occurs, except as may be required by law, the Company does not intend to announce the filing of any such additional demand letter or any such complaint. The Company believes that the allegations in the Demand Letters are without merit and intends to vigorously defend itself against any complaint that may be filed.

The matters described in this section could divert management time and attention from the Company, and could involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such proceedings could have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Stock Market under the symbol “RKDA” since May 15, 2015. Prior to May 15, 2015, there was no public trading for our common stock.

Holders of Record

As of March 19, 2025, we had 36 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during the year ended December 31, 2024, has previously been reported in Current Reports on Form 8-K that we filed during that year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2024.

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

Overview

Since acquiring the assets of Zola in May 2021, Arcadia has provided consumers with a way to rehydrate, reset, and reenergize with Zola coconut water products. Arcadia has leveraged its history as a leader in science-based approaches to develop high value products and drive innovation in the consumer goods industry. Previously, Arcadia developed products primarily in wheat, which it commercialized through the sales of seed, grain and food ingredients and products, and through trait licensing and royalty agreements.

In May 2021, Arcadia’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness”) acquired the businesses of Eko Holdings, LLC, Lief, LLC, and Zola. The acquisition included Saavy Naturals™, a line of natural body care products, Soul Spring™, a CBD-infused botanical therapy brand in the natural category, and ProVault™, a THC-free CBD sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively, “body care brands”). Also included in the purchase was Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand. In July 2022, the Company entered into an agreement to license Saavy Naturals to Radiance Beauty and Wellness, Inc. (“Radiance Beauty”). In July 2023, Arcadia’s management made the decision to exit the remaining body care brands, Soul Spring and ProVault, as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased during the third quarter of 2023.

On May 14, 2024, Arcadia sold its non-GMO Resistant Starch (“RS”) durum wheat trait to longtime partner Corteva Agriscience (“Corteva”) for total cash consideration of $4.0 million. Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. Refer to Note 11 to the consolidated financial statements for further details of the transaction.

On May 16, 2024, Arcadia sold the GoodWheat™ brand to Above Food for net consideration of $3.7 million. The strategic decision to sell GoodWheat enabled the Company to monetize its intellectual property early. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. The disposition of GoodWheat met the "held for sale" criteria per ASC 205-20-45-1B and represented a strategic shift that had a major effect on the Company's operations and financial results. As a result, the financial statements and related notes as of December 31, 2024 and 2023 reflect the GoodWheat disposition as a discontinued operation. The disposition of

GoodWheat resulted in a loss of $1,500 during the year ended December 31, 2024. Refer to Notes 4 and 8 to the consolidated financial statements for further details of the transaction.

Our Products

Zola Coconut Water

Founded in 2002, Zola became part of the Arcadia family of brands in May 2021. Sourced from Thailand, Zola is a pure, natural, 100% coconut water with a crisp, clean taste that’s slightly sweet and refreshing. Naturally hydrating and rich in electrolytes, Zola is Non-GMO Project Verified and only contains 60 calories per serving. In taste tests, Zola beat competitors 2 to 1, and the Company believes that it is a superior way to rehydrate, reset and reenergize. Zola flavors include original, original with pulp, espresso, lime and pineapple.

Agronomic Wheat Traits

On average, Americans get approximately 20% of their daily calories from wheat. As a result, Arcadia developed a portfolio of non-GMO specialty wheat traits to offer healthier, nutrient-rich wheat options while providing the same baking quality, taste, and texture as traditional wheat. Arcadia’s non-GMO Reduced Gluten High Fiber Wheat has fewer allergenic glutens and higher fiber than traditional wheat while Arcadia’s non-GMO Extended Shelf-Life Wheat extends the shelf life of milled whole wheat flour.

Arcadia believes that its proprietary intellectual property with multiple non-GMO wheat traits offer functional benefits and a compelling point of differentiation. We intend to seek to monetize our proprietary technology, including through possible asset sale transactions.

Recent Developments

As described elsewhere in this Report, on December 4, 2024, Arcadia, Roosevelt, and the LP Representatives entered into the Exchange Agreement. Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the Closing of the transactions contemplated by the Exchange Agreement, Arcadia agreed to issue shares of its common stock to the Limited Partners of Roosevelt in exchange for all of the Partner Interests in Roosevelt. As a result of the Exchange, Arcadia will continue and Roosevelt will continue as a wholly owned subsidiary of Arcadia. Upon completion of the Exchange, we estimate that the Limited Partners and the Arcadia stockholders as of immediately prior to the Closing will collectively own approximately 90% and 10%, respectively, of the shares of common stock of Arcadia outstanding immediately after the Closing. These percentages are estimates, are subject to certain assumptions and are subject to potential adjustment prior to the Closing, including as a result of changes in the number of outstanding shares of Arcadia common stock. As a result, Arcadia stockholders and the former Roosevelt Limited Partners could own a greater, or a lesser, percentage of the outstanding shares of Arcadia immediately after the Closing than the estimates set forth above.

Discontinued Operations

As mentioned above, Arcadia exited the GoodWheat and body care brands. In accordance with the provisions of ASC 205-20, Arcadia has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets and the results of the discontinued operations as separate components on the consolidated statements of operations and comprehensive loss for all periods presented. See Note 4 to the consolidated financial statements for further information on discontinued operations.

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

Research and development expenses ("R&D")

Research and development expenses consist of costs incurred in the development and testing of our products. These expenses currently consist primarily of fees paid to product formulation consultants and are expensed as incurred. Additionally, the Company is required from time to time to make certain milestone payments in connection with the development of technologies in-licensed from third parties. The Company's research and development expenses may fluctuate from period to period.

Gain on sale of intangible assets

Gain on sale of intangible assets consists of the gain on sale of our RS durum wheat trait to Corteva.

Gain on sale of property and equipment

Gain on sale of fixed assets includes gains from the sale of tangible assets sold above their net book value.

Impairment of property and equipment

Impairment of property and equipment includes losses from tangible assets due to impairment or recoverability test charges to write down fixed assets to their fair value or recoverability value.

Impairment of right-of-use (“ROU”) asset

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

Net loss from discontinued operations

Net loss from discontinued operations represents results of operations related to the discontinued GoodWheat and body care brands. See Note 4 to the consolidated financial statements for further information on discontinued operations.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		$ Change	% Change
	2024	2023
	(in thousands)
Revenues:
Product	$5,012	$4,437	$575	13%
License	7	17	(10)	-59%
Royalty	26	—	26	100%
Total revenues	5,045	4,454	591	13%
Operating expenses (income):
Cost of revenues	2,963	2,174	789	36%
Research and development	53	64	(11)	-17%
Gain on sale of intangible assets	(4,000)	—	(4,000)	100%
Gain on sale of property and equipment	—	(29)	29	100%
Impairment of property and equipment	36	—	36	100%
Impairment of ROU asset	—	113	(113)	-100%
Selling, general and administrative	9,641	8,234	1,407	17%
Total operating expenses	8,693	10,556	(1,863)	-18%
Loss from operations	(3,648)	(6,102)	2,454	40%
Interest income	782	695	87	13%
Other income, net	31	48	(17)	-35%
Valuation loss on March 2023 PIPE	—	(6,076)	6,076	100%
Change in fair value of common stock warrant and option liabilities	(1,474)	6,544	(8,018)	-123%
Issuance and offering costs allocated to liability classified options	—	(430)	430	100%
Net loss from continuing operations before income taxes	(4,309)	(5,321)	1,012	19%
Income tax expense	(8)	(8)	—	—
Net loss from continuing operations	(4,317)	(5,329)	1,012	19%
Net loss from discontinued operations — Body Care	—	(821)	821	100%
Net loss from discontinued operations — GoodWheat	(2,721)	(7,836)	5,115	65%
Net loss	(7,038)	(13,986)	6,948	50%
Net loss attributable to non-controlling interest	—	(5)	5	100%
Net loss attributable to common stockholders	$(7,038)	$(13,981)	$6,943	50%

Revenues

Product revenues accounted for 99% and 100% of our total revenues in 2024 and 2023, respectively. The $575,000, or 13%, increase in product revenues in 2024 compared to 2023 was driven by an increase in coconut water revenue of $1.3 million, resulting from higher sales volume, partially offset by a decline in sales of GLA oil. The Company did not implement any price increases in 2024.

License revenues were $7,000 and $17,000 in 2024 and 2023, respectively. The decrease in license revenues resulted from fewer annual license fees.

Royalty revenues were $26,000 in 2024 related to HB4 soybeans. There were no royalty revenues in 2023.

Operating expenses (income)

Cost of revenues

Cost of revenues increased by $789,000, or 36%, in 2024 compared to 2023. This was driven by an increase in Zola units sales as product costs made up 84% of the total cost of revenues in 2024. Refer to Note 19 to the consolidated financial statements for details of cost of revenues.

Research and development

Research and development expenses decreased by $11,000, or 17%, in 2024 compared to 2023, reflecting our strategy to develop the Zola brand by leveraging our existing resources and minimizing new investment.

Gain on sale of intangible assets

During 2024, the Company realized a gain of $4.0 million related to the sale of its RS durum wheat trait to Corteva. There was no such gain recorded during 2023.

Gain on sale of property and equipment

During 2023, the Company sold property and equipment for net proceeds exceeding book value by $29,000. There was no such gain from sale of property and equipment in 2024.

Impairment of property and equipment

During 2024, the Company recognized impairment of property and equipment held for sale related to Archipelago of $36,000 based on estimated market price. There was no such impairment of property and equipment during 2023.

Impairment of ROU asset

During 2023, the Company recognized $113,000 of impairment related to ROU assets. There was no impairment of ROU assets recognized during 2024.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $1.4 million, or 17%, in 2024 compared to 2023. This was driven by $1.4 million of transaction costs related to the sale of GoodWheat assets to Above Food as well as the pending transaction with Roosevelt Resources, which included consulting and legal expenses. In addition, there was employee related costs of $600,000 related to the restructuring of the business.

Interest income

During 2024, the Company recognized interest income of $782,000, of which $310,000 was related to discount amortization and accrued interest on the promissory note from Above Food. The remaining difference was related to interest from investments. During 2023, the Company recognized interest income of $695,000.

Other income, net

During 2024, the Company recognized other income of $31,000 as compared to $48,000 in 2023.

Valuation loss on March 2023 PIPE

During the year ended December 31, 2023, the Company recognized a $6.1 million valuation loss related to the March 2023 PIPE financing transaction. The valuation loss includes the fair value in excess of gross proceeds and the increase in fair value related to the re-pricing of existing warrants. There was no such valuation loss in 2024.

Change in fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a loss of $1.5 million and a gain of $6.5 million during the year ended December 31, 2024 and 2023, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Issuance and offering costs allocated to liability options

Issuance and offering costs were $430,000 during the year ended December 31, 2023 and were related to the liability classified options issued in the March 2023 PIPE financing transaction. There were no such issuance and offering costs in 2024.

Income tax expense

The income tax provision resulted in an expense of $8,000 during each of the years ended December 31, 2024 and 2023.

Net loss from discontinued operations

Net loss from discontinued operations for Body Care was $0 and $821,000 during 2024 and 2023, respectively. Net loss from discontinued operations for GoodWheat was $2.7 million and $7.8 million during 2024 and 2023, respectively. See Note 4 to the consolidated financial statements for further information on discontinued operations.

Seasonality

The coconut water category, similar to other beverages, is seasonal. Generally, sales volumes are highest during our second and third fiscal quarters when the weather is warmer.

Liquidity and Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities and debt, as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases for facilities, land and equipment. Refer to Note 16 to the consolidated financial statements for details of our leasing arrangements. As of December 31, 2024, we had cash and cash equivalents of $4.2 million. For the years ended December 31, 2024 and 2023, the Company had net losses of $7.0 million and $14.0 million, respectively, and net cash used in operations of $9.6 million and $15.3 million, respectively.

Going Concern; Material Cash Requirements

We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for at least the next 12 months from the issuance date of our 2024 financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will require additional funding in the near term to fund our business and the marketing and sale of our products and to provide working capital to fund other aspects of our business. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. We may seek to raise additional funds through debt or equity financings, if necessary. We may also consider entering into additional partner arrangements. Any sale of additional equity would result in dilution to our stockholders. Our incurrence of debt would result in debt service obligations, and the instruments governing our debt could provide for additional operating and financing covenants that would restrict our operations. If we require additional funds and are not able to secure adequate additional funding, we may be forced to reduce our spending, extend payment terms with our suppliers, liquidate assets, or suspend or curtail planned product launches. Any of these actions could materially harm our business, results of operations and financial condition.

As noted above, through December 31, 2024, we have incurred substantial losses. We will be required to obtain additional cash resources in the near term in order to support our operations and activities. The availability of required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are or could become involved could adversely affect our liquidity and financial position. If we are not able to obtain additional required equity or debt funding, our cash resources would be significantly limited and could become depleted, and we could be required to materially reduce or suspend operations, or seek dissolution and liquidation, or bankruptcy protection. No assurance can be given as to the timing or ultimate success of obtaining future funds.

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of December 31,
	2024	2023
Current assets	$9,242	$14,972
Current liabilities	2,563	3,590
Working capital surplus	$6,679	$11,382

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(9,627)	$(15,294)
Investing activities	7,342	(4,344)
Financing activities	9	5,512
Net decrease in cash and cash equivalents	$(2,276)	$(14,126)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2024 was $9.6 million. With respect to our net loss of $7.0 million, non-cash charges including the change in fair value of common stock warrant and option liabilities of $1.5 million, $113,000 of depreciation, $652,000 of lease amortization, $512,000 of stock-based compensation, $154,000 of write-downs of inventory, $36,000 of impairment of property and equipment, offset by $157,000 of amortization of note receivable discount, a gain on disposal of property and equipment of $65,000, a gain on sale of our RS durum wheat trait of $4.0 million, adjustments in our working capital accounts of $596,000, and operating lease payments of $850,000.

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

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2024 consisted of proceeds of $334,000 from the sale of property and equipment, proceeds from the sale of investments of $5.0 million, proceeds from the sale of our RS durum wheat trait of $4.0 million, offset by cash paid related to the GoodWheat sale of $2.0 million and $16,000 of purchases of property and equipment.

Cash used in investing activities for the year ended December 31, 2023 consisted of proceeds of $115,000 from the sale of property and equipment, proceeds of $569,000 from the sale of Verdeca, and proceeds of $2.5 million from the sale of investments, offset by $5,000 of purchases of property and equipment and $7.5 million of purchases of investments.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2024 consisted of proceeds from the purchase of ESPP shares of $9,000.

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

Critical Accounting Estimates

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

We consider our critical accounting estimates to be revenue recognition, determination of the provision for income taxes, and net realizable value of inventory.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcadia Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification and recognition of contingent features within note receivable – Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company sold its GoodWheat brand to Above Food Ingredients Corp (“Above Food”). As consideration for the sale, the Company received a promissory note during the year ended December 31, 2024. The promissory note contains contingent features, including an option that requires Above Food to cause its parent entity, Above Food Ingredients Inc. (“Parent Company”), to issue to the Company publicly traded stock of Parent Company in exchange for the cancellation of a portion of the principal of the promissory note, as well as default provisions. The Company bifurcated the contingent features of the promissory note in accordance with ASC 815, “Derivatives and Hedging”, and separately recognized the contingent features.

We identified the accounting for the contingent features within the promissory note as a critical audit matter due to the significant judgement that were used by management in the initial identification and recognition of such contingent features. This required a high degree of auditor judgment, subjectivity, and effort, including the need to involve professionals in our firm with expertise in ASC 815 in performing procedures and evaluating audit evidence relating to management's initial identification and recognition of such contingent features.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over the promissory note recognition included the following, among others:

•
We obtained and reviewed the terms of the promissory note which included reviewing management's identification of the contingent features.
•
With the involvement of professionals in our firm with expertise in ASC 815, based on the terms of the promissory note, we evaluated the appropriateness of management's application of ASC 815, in the determination of the accounting and recognition of the promissory note’s contingent features.

/s/ Deloitte & Touche LLP

Tempe, Arizona

March 25, 2025

We have served as the Company's auditor since 2007.

Arcadia Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,242	$6,518
Short-term investments	—	5,124
Accounts receivable and other receivables, net of allowance for doubtful accounts of $0 as of December 31, 2024 and 2023	1,175	506
Inventories, net — current	904	837
Assets held for sale	—	51
Note receivable — current	1,894	—
Prepaid expenses and other current assets	931	807
Current assets of discontinued operations — GoodWheat	96	1,129
Total current assets	9,242	14,972
Property and equipment, net	41	70
Right of use assets	137	792
Inventories, net — noncurrent	—	196
Intangible assets, net	39	39
Note receivable — noncurrent	3,966	—
Other noncurrent assets	92	164
Noncurrent assets of discontinued operations — GoodWheat	—	3,472
Total assets	$13,517	$19,705
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,108	$1,910
Amounts due to related parties	30	58
Operating lease liability — current	155	852
Other current liabilities	270	270
Current liabilities of discontinued operations — GoodWheat	—	500
Total current liabilities	2,563	3,590
Operating lease liability — noncurrent	—	155
Common stock warrant and option liabilities	2,731	1,257
Other noncurrent liabilities	2,000	2,000
Total liabilities	7,294	7,002
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 1,364,940 and 1,285,337 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	65	65
Additional paid-in capital	285,036	284,515
Accumulated other comprehensive income	—	101
Accumulated deficit	(278,878)	(271,840)
Total Arcadia Biosciences stockholders’ equity	6,223	12,841
Non-controlling interest	—	(138)
Total stockholders' equity	6,223	12,703
Total liabilities and stockholders’ equity	$13,517	$19,705

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and share data)

	Year Ended December 31,
	2024	2023
Revenues:
Product	$5,012	$4,437
License	7	17
Royalty	26	—
Total revenues	5,045	4,454
Operating expenses (income):
Cost of revenues	2,963	2,174
Research and development	53	64
Gain on sale of intangible assets	(4,000)	—
Gain on sale of property and equipment	—	(29)
Impairment of property and equipment	36	—
Impairment of ROU asset	—	113
Selling, general and administrative	9,641	8,234
Total operating expenses	8,693	10,556
Loss from operations	(3,648)	(6,102)
Interest income	782	695
Other income, net	31	48
Valuation loss on March 2023 PIPE	—	(6,076)
Change in fair value of common stock warrant and option liabilities	(1,474)	6,544
Issuance and offering costs allocated to liability classified options	—	(430)
Net loss from continuing operations before income taxes	(4,309)	(5,321)
Income tax expense	(8)	(8)
Net loss from continuing operations	(4,317)	(5,329)
Net loss from discontinued operations — Body Care	—	(821)
Net loss from discontinued operations — GoodWheat	(2,721)	(7,836)
Net loss	(7,038)	(13,986)
Net loss attributable to non-controlling interest	—	(5)
Net loss attributable to common stockholders	$(7,038)	$(13,981)
Net loss per share attributable to common stockholders:
Basic and diluted from continuing operations	$(3.17)	$(4.30)
Basic and diluted from discontinued operations	$(2.00)	$(6.99)
Net loss per basic and diluted share attributable to common stockholders	$(5.17)	$(11.29)
Weighted-average number of shares used in per share calculations:
Basic and diluted	1,363,303	1,236,934
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	$127	$101
Reclassification adjustment for gains on available-for-sale securities included in net loss	(228)	—
Change in unrealized gains on available-for-sale securities	$(101)	$101
Comprehensive loss	$(7,139)	$(13,880)

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	616,079	$65	$278,827	$(257,859)	$—	$(133)	$20,900
Issuance of shares related to March 2023 PIPE	165,500	—	4,740	—	—	—	4,740
Modification of warrants related to March 2023 PIPE	—	—	219	—	—	—	219
Issuance of shares related to August 2022 pre-funded warrants exercise	56,813	—	—	—	—	—	—
Issuance of shares related to March 2023 pre-funded warrants exercise	425,834	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	1,993	—	12	—	—	—	12
Issuance of shares related to reverse stock split	19,118	—	—	—	—	—	—
Stock-based compensation	—	—	717	—	—	—	717
Unrealized gains on available-for-sale securities	—	—	—	—	101	—	101
Net loss	—	—	—	(13,981)	—	(5)	(13,986)
Balance at December 31, 2023	1,285,337	$65	$284,515	$(271,840)	$101	$(138)	$12,703
Issuance of shares related to March 2023 pre-funded warrants exercise	75,000	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	4,603	—	9	—	—	—	9
Stock-based compensation	—	—	512	—	—	—	512
Change in unrealized gains on available-for-sale securities	—	—	—	—	(101)	—	(101)
Write-down of non-controlling interest	—	—	—	—	—	138	138
Net loss	—	—	—	(7,038)	—	—	(7,038)
Balance at December 31, 2024	1,364,940	$65	$285,036	$(278,878)	$—	$—	$6,223

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,038)	$(13,986)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	1,474	(6,544)
Issuance and offering costs allocated to liability classified options	—	430
Valuation loss on March 2023 PIPE	—	6,076
Depreciation	113	287
Lease amortization	652	697
Amortization of note receivable discount	(157)	—
Gain on disposal of property and equipment	(65)	(40)
Gain on sale of RS durum wheat trait	(4,000)	—
Stock-based compensation	512	717
Bad debt expense	—	20
Write-down of inventories	154	444
Impairment of property and equipment	36	—
Impairment of ROU asset	—	113
Write-down of non-controlling interest	138	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(762)	184
Inventories	550	(2,419)
Prepaid expenses and other current assets	(124)	1
Other noncurrent assets	72	2
Accounts payable and accrued expenses	(303)	(522)
Amounts due to related parties	(29)	10
Operating lease payments	(850)	(764)
Net cash used in operating activities	(9,627)	(15,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	334	115
Proceeds from sale of Verdeca — earn-out received	—	569
Proceeds from sale of investments	5,024	2,502
Proceeds from sale of RS durum wheat trait	4,000	—
Cash paid related to sale of GoodWheat	(2,000)	—
Purchases of property and equipment	(16)	(5)
Purchases of investments	—	(7,525)
Net cash provided by (used in) investing activities	7,342	(4,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, pre-funded warrants and preferred investment options from March 2023 PIPE	—	5,997
Payments of offering costs relating to March 2023 PIPE	—	(497)
Proceeds from ESPP purchases	9	12
Net cash provided by financing activities	9	5,512
Net decrease in cash and cash equivalents	(2,276)	(14,126)
Cash and cash equivalents — beginning of period	6,518	20,644
Cash and cash equivalents — end of period	$4,242	$6,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NONCASH TRANSACTIONS:
Common stock options issued to placement agent and included in offering costs related to March 2023 PIPE	$—	$212
Warrant and option modifications included in Valuation loss on March 2023 PIPE	$—	$404
Proceeds from sale of property and equipment in accounts receivable and other receivables	$—	$8
Right of use assets obtained in exchange for new operating lease liabilities	$86	$—
Note receivable recognized from sale of GoodWheat	$5,705	$—

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Organization

Arcadia Biosciences, Inc. (the "Company," "Arcadia" or "management"), was incorporated in Arizona in 2002 and maintains its headquarters in Dallas, Texas, with additional office space in Sacramento, California. The Company was reincorporated in Delaware in March 2015.

Since acquiring the assets of Zola in May 2021, Arcadia has provided consumers with a way to rehydrate, reset, and reenergize with Zola coconut water products. Arcadia has leveraged its history as a leader in science-based approaches to develop high value products and drive innovation in the consumer goods industry. Previously, Arcadia developed products primarily in wheat, which it commercialized through the sales of seed, grain and food ingredients and products, and through trait licensing and royalty agreements.

On May 16, 2024, Arcadia sold the GoodWheat™ brand to Above Food for net consideration of $3.7 million. The strategic decision to sell GoodWheat enabled the Company to monetize its intellectual property early. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. The disposition of GoodWheat met the "held for sale" criteria per ASC 205-20-45-1B and represented a strategic shift that had a major effect on the Company's operations and financial results. As a result, the financial statements and related notes as of December 31, 2024 and 2023 reflect the GoodWheat disposition as a discontinued operation. The disposition of GoodWheat resulted in a loss of $1,500 during the year ended December 31, 2024. Refer to Notes 4 and 8 to the consolidated financial statements for further details of the transaction.

On May 14, 2024, Arcadia sold its non-GMO Resistant Starch (“RS”) durum wheat trait to longtime partner Corteva Agriscience (“Corteva”) for total cash consideration of $4.0 million. Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. Refer to Note 11 to the consolidated financial statements for further details of the transaction.

In May 2021, Arcadia’s wholly owned subsidiary Arcadia Wellness, LLC (“Arcadia Wellness”) acquired the businesses of Eko Holdings, LLC, Lief, LLC, and Zola. The acquisition included Saavy Naturals™, a line of natural body care products, Soul Spring™, a CBD-infused botanical therapy brand in the natural category, and ProVault™, a THC-free CBD sports performance formula made with natural ingredients, providing effective support and recovery for athletes (collectively, “body care brands”). Also included in the purchase was Zola, a coconut water sourced exclusively with sustainably grown coconuts from Thailand. In July 2022, the Company entered into an agreement to license Saavy Naturals to Radiance Beauty and Wellness, Inc. (“Radiance Beauty”). In July 2023, Arcadia’s management made the decision to exit the remaining body care brands, Soul Spring and ProVault, as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased during the third quarter of 2023.

In August 2019, the Company entered into a joint venture agreement with Legacy Ventures Hawaii, LLC (“Legacy,” see Note 9) to grow, extract, and sell hemp products. The partnership Archipelago Ventures Hawaii, LLC (“Archipelago”), combined the Company’s genetic expertise and resources with Legacy’s experience in hemp extraction and sales. In October 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to regulatory challenges and a saturated hemp market.

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

Liquidity, Capital Resources, and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of December 31, 2024, the Company had an accumulated deficit of $278.9 million and cash and cash equivalents of $4.2 million. For the years ended December 31, 2024 and 2023, the Company had net losses of $7.0 million and $14.0 million, respectively, and net cash used in operations of $9.6 million and $15.3 million, respectively. The Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For all periods presented, the Company has determined that it is the primary beneficiary of Archipelago, a joint venture, as it has a controlling interest in Archipelago. Accordingly, the Company consolidates Archipelago in the consolidated financial statements after eliminating intercompany transactions. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in non-controlling interest as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage of Archipelago. Net loss attributable to non-controlling interest of $0 and $5,000 is recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the years ended December 31, 2024 and 2023, respectively. The non-controlling partner’s equity interest is presented as non-controlling interest on the consolidated balance sheets as of December 31, 2024 and 2023. Non-controlling interest on the consolidated balance sheet was fully written-off as of December 31, 2024.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current year presentation. See Note 4 to the consolidated financial statements for a discussion of the reclassification of the financial presentation of our former GoodWheat and body care brands reported as discontinued operations. Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate solely to continuing operations and exclude all discontinued operations.

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

Other-than-temporary impairments on investments

The Company regularly reviews each of its investments for impairment by determining if the investment has sustained an other-than-temporary decline in its value, in which case the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the investment in relation to its cost basis, (ii) the financial condition of the investment, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery of the market value of the investment. As of December 31, 2024 and 2023, there was no impairment of the Company’s investments.

Accounts receivable and other receivables

Accounts receivable represents amounts owed to the Company from product sales, licenses, and royalties. Other receivables represent amounts owed to the Company for miscellaneous non-trade activities including the sale of property and equipment. The carrying value of the Company’s receivables represents estimated net realizable values. The Company generally does not require collateral and estimates any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is recorded accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company had $0 amounts reserved for doubtful accounts at December 31, 2024 and 2023, and the allowance activity during each of the years ended December 31, 2024 and 2023, was immaterial.

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

Inventories mainly consist of coconut water imported from Thailand and freight costs.

The inventories—current line item on the balance sheet represents inventory forecasted to be sold or used in production in the next 12 months, as of the balance sheet date, and consist primarily of Zola Coconut water.

Raw materials inventories consists of in-transit Zola Coconut Water. Finished goods inventories consist of Zola Coconut Water that are available for sale.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note receivable

In connection with the sale of GoodWheat to Above Food, the Company received a $6.0 million promissory note dated May 14, 2024. The promissory note has a term of three years and accrues interest at the Wall Street Journal prime rate. On each of the first, second and third anniversaries of the promissory note, accrued interest and $2.0 million of principal are payable to Arcadia. The first installment payment due in 2025 is classified as current and the remaining installment payments due in 2026 and 2027 are classified as noncurrent on the consolidated balance sheet.

The promissory note was assessed using the current expected credit loss (“CECL”) model under ASC 326-20. Based on the information available, the Company determined that no allowance for credit loss was needed regarding the promissory note as of December 31, 2024.

Refer to Note 8 for more information on the note receivable.

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

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of December 31,
	2024	2023
Customer B	—	21
Customer D	13	—
Customer E	10	—

Customers representing greater than 10% of total revenues were as follows (in percentages):

	For Year Ended December 31,
	2024	2023
Customer B	10	—
Customer C	18	13
Customer F	10	—

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

	Year Ended December 31,
	2024	2023
Research and development	$1	$3
Selling, general and administrative	511	714
Total stock-based compensation	$512	$717

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

Product revenues

Product revenues consist primarily of Zola and GLA products. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. The Company's revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

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

The opening and closing accounts and other receivables balances for the year ended December 31, 2024 were $506,000 and $1.2 million, respectively. The opening and closing accounts and other receivables balances for the year ended December 31, 2023 were $1.2 million and $506,000, respectively.

Cost of revenues

Cost of revenues primarily relates to the sale of Zola products and consists primarily of product and freight costs. Adjustments or write-downs to inventory are also included in cost of revenues.

Research and development expenses

Research and development expenses consist of costs incurred in the development and testing of the Company's products. These expenses currently consist primarily of fees paid to product formulation consultants and are expensed as incurred. Additionally, the Company is required from time to time to make certain milestone payments in connection with the development of technologies in-licensed from third parties. The Company's research and development expenses may fluctuate from period to period.

Change in the estimated fair value of common stock warrant and option liabilities

Change in the estimated fair value of common stock warrant and option liabilities is comprised of the fair value remeasurement of liability classified common stock warrants and options. See Note 7.

Note 3. Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU No. 2023-07 on January 1, 2024 with an immaterial impact on the Company’s disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update, among other things, requires quantitative disclosures for employee compensation, selling expenses and purchases of inventory. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on our financial statements and disclosures.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 4. Discontinued Operations

On May 16, 2024, the Company sold the GoodWheat brand to Above Food. GoodWheat operations ceased during the second quarter of 2024.

In July 2023, management made the decision to exit its body care brands as a result of continued pressure on the CBD market due to regulatory uncertainty. Body care operations ceased during the third quarter of 2023.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets and the results of the discontinued operations as separate components on the consolidated statements of operations and comprehensive loss for all periods presented.

Major classes of line items constituting the balance sheet of discontinued operations:

	GoodWheat
(In thousands)	December 31, 2024	December 31, 2023
Assets
Accounts receivable and other receivables	$96	$8
Inventories, net — current	—	1,121
Property and equipment, net	—	314
Inventories, net — noncurrent	—	3,158
Total assets	$96	$4,601

Liabilities
Accounts payable and accrued expenses	$—	$500
Total liabilities	$—	$500

Major classes of line items constituting net loss from discontinued operations:

	GoodWheat		Body Care

	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
(In thousands)
Product revenue	$372	$876	$—	$357
Cost of revenues	(691)	(1,126)	—	(314)
Research and development	(400)	(1,323)	—	—
Gain on sale of property and equipment	65	11	—	—
Selling, general and administrative	(2,067)	(6,274)	—	(864)
Net loss from discontinued operations	$(2,721)	$(7,836)	$—	$(821)

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The following table presents significant cash and non-cash items of discontinued operations:

	GoodWheat		Body Care
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2024	2023	2024	2023
Depreciation	$45	$151	$—	$24
Write-down of inventories	$—	$275	$—	$—
Gain on disposal of property and equipment	$(65)	$(11)	$—	$—
Accounts receivable and other receivables	$(88)	$(8)	$—	$66
Inventories	$(575)	$(2,969)	$—	$250
Prepaid expenses and other current assets	$—	$—	$—	$14
Accounts payable and accrued expenses	$(501)	$26	$—	$(26)
Proceeds from sale of property and equipment	$334	$48	$—	$—

There were no other significant operating or investing cash or non-cash items for the years ended December 31, 2024 and 2023.

Note 5. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded a write-down of $154,000 related to hemp and GoodWheat seed during the year ended December 31, 2024. The Company recorded inventory write-downs of $444,000 related to packaging materials, hemp seed and GoodWheat during the year ended December 31, 2023. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$289	$373
Finished goods	615	660
Inventories	$904	$1,033

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Software and computer equipment	291	349
Machinery and equipment	—	34
Furniture and fixtures	32	39
Leasehold improvements	1,584	1,590
Property and equipment, gross	1,907	2,012
Less accumulated depreciation and amortization	(1,866)	(1,942)
Property and equipment, net	$41	$70

Depreciation expense was $58,000 and $111,000 for the years ended December 31, 2024 and 2023, respectively.

Property and equipment are considered assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property and equipment held for sale prior to the sale date is separately presented, within current assets, on the consolidated balance sheet as assets held for sale.

During the year ended December 31, 2023, management initiated the sale of property and equipment related to Archipelago. The Company completed the sale of such property and equipment with a net gain on sale of property and equipment in the amount of $29,000 recorded on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023. The proceeds related to the sale of property and equipment during the year ended December 31, 2023 were $65,000.

Property and equipment related to Archipelago of $51,000 were classified as assets held for sale as of December 31, 2023. During the first quarter of 2024, the Company recorded an impairment of $36,000 related to these assets. During the second quarter of 2024, all Archipelago property and equipment previously held for sale were sold.

Note 7. Investments and Fair Value Instruments

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

The following tables summarize the amortized cost and fair value of the investment securities portfolio at December 31, 2024 and 2023:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2024
Cash equivalents:
Money market funds	$2,757	$—	$—	$2,757
Total Assets at Fair Value	$2,757	$—	$—	$2,757

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2023
Cash equivalents:
Money market funds	$4,925	$—	$—	$4,925
Short-term investments:
Treasury bills	$5,023	$101	$—	$5,124
Total Assets at Fair Value	$9,948	$101	$—	$10,049

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of December 31, 2024 and 2023.

Fair Value Measurement

The fair value of the investment securities at December 31, 2024 were as follows:

	Fair Value Measurements at December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$2,757	$—	$—	$2,757
Total Assets at Fair Value	$2,757	$—	$—	$2,757

The fair value of the investment securities at December 31, 2023 were as follows:

	Fair Value Measurements at December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$4,925	$—	$—	$4,925
Short-term investments:
Treasury bills	$5,124	$—	$—	$5,124
Total Assets at Fair Value	$10,049	$—	$—	$10,049

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2024 or 2023. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and other receivables, note receivable, accounts payable and accrued liabilities. For short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2024 and December 31, 2023 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value. The note receivable is recorded at amortized cost. The amortized cost of the note receivable is considered approximate fair value due to its variable interest rate.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah, Inc. ("Anawah") acquisition as described in Note 15, as well as preferred investment options related to the March 2023 Private Placement offering discussed in Note 12.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of December 31, 2024 and 2023, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions at December 31, 2024 and 2023:

	March 2023 Options - Series A & March 2023 Placement Agent Options		March 2023 Options - Series B		August 2022 Options & August 2022 Placement Agent Options
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Remaining term (in years)	3.14	4.16	—	0.61	2.67	3.67
Expected volatility	101.7%	91.7%	—	78.7%	95.9%	90.5%
Risk-free interest rate	4.3%	3.9%	—	5.2%	4.3%	4.0%
Expected dividend yield	—	—	—	—	—	—

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

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	March 2023 Options - Series A	March 2023 Options - Series B	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Note Receivable Bifurcated Derivatives	Contingent Liabilities	Total
Balance as of December 31, 2023	$1,008	$41	$46	$159	$3	$—	$2,000	$3,257
Initial recognition	—	—	—	—	—	250	—	250
Change in fair value and other adjustments	1,277	(41)	44	190	4	—	—	1,474
Balance as of December 31, 2024	$2,285	$—	$90	$349	$7	$250	$2,000	$4,981

Assets classified as held for sale were recorded at fair value as of December 31, 2023. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy as the fair value has been estimated using publicly available prices for some of the assets, and business partners' estimates for assets with prices not readily available, due to the relatively small size of the industry in which they can be used.

Note 8. Note Receivable and Embedded Derivatives

On May 16, 2024, the Company sold the GoodWheat brand to Above Food for net consideration of $3.7 million. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. A loss of $1,500 was recognized in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024, related to the sale.

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

The Company accounted for the promissory note as a note receivable in accordance with ASC 310. The Company did not elect the fair value option and since the Company intends to and has the ability to hold the promissory note to maturity, it has been classified as held for investment and is reported on the consolidated balance sheet at amortized cost. The first installment payment due in 2025 is classified as current and the remaining installment payments due in 2026 and 2027 are classified as noncurrent on the consolidated balance sheet.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The promissory note was recorded at a discount of $545,000, which is being amortized over the term of the promissory note using the effective interest method. The Company recognized discount amortization and accrued interest of $157,000 and $310,000 in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024, respectively.

Embedded Derivatives

The contingent features of the promissory note were evaluated for bifurcation in accordance with ASC 815. The contingent features requiring bifurcation had an estimated fair value of $250,000 as of the transaction date and as of December 31, 2024. The estimated fair value of the contingent features is reported in note receivable – noncurrent on the consolidated balance sheet as of December 31, 2024.

Note 9. Consolidated Joint Venture

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

Pursuant to the Operating Agreement, a joint operating committee consisting of two individuals appointed by the Company and two individuals appointed by Legacy will manage Archipelago. As of December 31, 2024, the Company and Legacy hold 50.75% and 49.25% interests in Archipelago, respectively, and have made capital contributions to Archipelago of $3.1 million and $3.0 million, respectively, as determined by the joint operating committee. The Operating Agreement includes indemnification rights, non-competition obligations, and certain rights and obligations in connection with the transfer of membership interests, including rights of first refusal.

The Company consolidates Archipelago in the consolidated financial statements after eliminating intercompany transactions. Net loss attributable to non-controlling interest of $0 and $5,000 was recorded as an adjustment to net loss to arrive at net loss attributable to common stockholders for the years ended December 31, 2024 and 2023, respectively. Legacy’s equity interests are presented as non-controlling interests on the consolidated balance sheets. Refer to Note 2 for basis of presentation.

In October 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to regulatory challenges and a saturated hemp market.

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accounts payable - trade	$703	$485
Payroll and benefits	962	1,119
Royalty fees due to unrelated parties	5	4
Audit and tax fees	225	218
Legal	41	40
Other	172	44
Total accounts payable and accrued expenses	$2,108	$1,910

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 11. Collaborative Arrangements

In August 2017, the Company entered into a collaborative arrangement for the research, development and commercialization of an improved wheat quality trait in North America. This collaborative arrangement is a contractual agreement with Corteva and involves a joint operating activity where both Arcadia and Corteva are active participants in the activities of the collaboration. Arcadia and Corteva participate in the research and development, and Arcadia has the primary responsibility for the intellectual property strategy while Corteva will generally lead the marketing and commercialization efforts. Both parties are exposed to significant risks and rewards of the collaboration and the agreement includes both cost sharing and profit sharing. The activities are performed with no guarantee of either technological or commercial success.

The Company accounts for research and development (“R&D”) costs in accordance ASC 730, Research and Development, which states R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results are achieved.

On May 14, 2024, the Company sold its RS durum wheat trait to Corteva. Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. The Company received $4.0 million in cash payment from Corteva during the year ended December 31, 2024 and recorded a gain of the same amount as the trait had no carrying value on the consolidated statement of operations and comprehensive loss related to the transaction.

Note 12. Equity Financing

March 2023 Private Placement

In March 2023, the Company issued in a private placement offering (the “March 2023 Private Placement”) pursuant to a securities purchase agreement (“March 2023 Purchase Agreement”) (i) 165,500 shares of its common stock, (ii) pre-funded common stock purchase warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to 500,834 shares of common stock, at an exercise price of $0.0001 per share, (iii) Series A preferred investment options (the “March 2023 Options - Series A") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and (iv) Series B preferred investment options (the “March 2023 Options - Series B”, and together with the March 2023 Options - Series A, the "March 2023 Options") to purchase up to a total of 666,334 shares of common stock, at an exercise price of $9.00 per share, and raised total gross proceeds of $6.0 million. The March 2023 Private Placement closed on March 6, 2023. The March 2023 Pre-Funded Warrants became exercisable upon issuance and were fully exercised as of December 31, 2024. The March 2023 Options - Series A are exercisable at any time at the option of the holder and expire 5 years from the date of issuance. The March 2023 Options - Series B are exercisable at any time at the option of the holder and expire 1.5 years from the date of issuance. During the year ended December 31, 2023, 425,834 Pre-Funded Warrants were exercised.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 13. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of December 31, 2024 and 2023, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2023	Outstanding at December 31, 2023	Exercised during the Year Ended December 31, 2024	Outstanding at December 31, 2024
March 2023 Pre-Funded Warrants	Mar-23	perpetual	$ —	(425,834)	75,000	(75,000)	—
December 2022 Service and Performance Warrants (1)	Dec-22	5 years	$11.20	—	1,000	—	1,000
October 2022 Service and Performance Warrants (1)	Oct-22	5 years	$16.00	—	1,000	—	1,000
August 2022 Pre-Funded Warrants	Aug-22	perpetual	$ —	(56,813)	—	—	—
January 2021 Placement Agent Warrants	Jan-21	5.5 years	$159.60	—	9,846	—	9,846
December 2020 Warrants (2)	Dec-20	5.5 years	$9.00	—	16,367	—	16,367
December 2020 Warrants	Dec-20	5.5 years	$120.00	—	49,100	—	49,100
December 2020 Placement Agent Warrants	Dec-20	5 years	$152.80	—	3,274	—	3,274
July 2020 Warrants (2)	Jul-20	5.5 years	$9.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	Jul-20	5.5 years	$198.80	—	802	—	802
May 2020 Warrants (2)	May-20	5 years	$9.00	—	9,946	—	9,946
May 2020 Warrants	May-20	5 years	$191.20	—	24,863	—	24,863
May 2020 Placement Agent Warrants	May-20	5 years	$245.20	—	1,741	—	1,741
September 2019 Placement Agent Warrants (3)	Sep-19	5 years	$379.20	—	1,649	—	—
June 2019 Placement Agent Warrants (3)	Jun-19	5 years	$251.60	—	1,862	—	—
April 2019 Service and Performance Warrants (1)(3)	Apr-19	5 years	$247.20	—	3,629	—	—
January 2021 Warrants (2)	Jan-21	5.5 years	$9.00	—	7,831	—	7,831
January 2021 Warrants	Jan-21	5.5 years	$125.20	—	90,629	—	90,629
September 2019 Warrants (2)	Sep-19	5.5 years	$9.00	—	9,892	—	9,892
September 2019 Warrants	Sep-19	5.5 years	$300.80	—	6,594	—	6,594
June 2019 Warrants	Jun-19	5.5 years	$200.00	—	10,896	—	10,896
Total				(482,647)	341,957	(75,000)	259,817

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) These warrants were repriced as part of the March 2023 Private Placement offering.

(3) These warrants expired during the year ended December 31, 2024.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

warrant and option liabilities in the consolidated statements of operations and comprehensive loss. The key terms and activity of the liability classified preferred investment options are summarized as follows:

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2023	Outstanding at December 31, 2023	Exercised during the Year Ended December 31, 2024	Outstanding at December 31, 2024
March 2023 Options - Series A	March 2023	5 years	$9.00	—	666,334	—	666,334
March 2023 Options - Series B	March 2023	1.5 years	$9.00	—	666,334	—	—
March 2023 Placement Agent Options	March 2023	5 years	$11.25	—	33,317	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	—	118,063	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	5,904	—	5,904
Total				—	1,489,952	—	823,618

See Note 7 for the Black-Scholes option-pricing model and weighted-average assumptions used to estimate the fair value of the preferred investment options liabilities.

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

On June 25, 2024, the shareholders approved an amendment to the Company’s 2015 Plan that increased the number of shares of common stock that may be issued under the 2015 Plan by 200,000 shares and increased the maximum number of shares of common stock issuable to employees, including our officers and directors, in any fiscal year from 9,375 shares to 50,000 shares. On February 2, 2022, former president and chief executive officer of the Company, Stanley Jacot Jr. was hired. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants were issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of December 31, 2024, a total of 338,310 shares of common stock were

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

reserved for issuance under the 2015 Plan, of which 133,074 shares of common stock are available for future grant. As of December 31, 2024, a total of 40 and 205,236 options were outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2023, a total of 102 and 71,609 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 199 and 8,366 inducement options were outstanding as of December 31, 2024 and 2023, respectively.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2022	60,002	$115	$—
Options granted	26,021	6	—
Options exercised	—	—	—
Options forfeited	(5,644)	30	39,062
Options expired	(301)	121	—
Outstanding — Balance at December 31, 2023	80,078	85	—
Options granted	158,000	3	—
Options exercised	—	—	—
Options forfeited	(11,197)	24	397
Options expired	(21,406)	129	—
Outstanding — Balance at December 31, 2024	205,475	21	516,378
Vested and expected to vest — December 31, 2024	188,554	22	463,513
Exercisable —December 31, 2024	43,059	$86	$9,533

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of December 31, 2024, there was $317,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.2 years.

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

	Year Ended December 31,
Assumptions	2024	2023
Expected term (years)	8.04	7.06
Expected volatility	101%	124%
Risk-free interest rate	3.77%	3.61%
Expected dividend yield	—	—

The weighted-average, estimated grant date fair value of employee stock options granted during the years ended December 31, 2024 and 2023 was $2.33 and $5.72, respectively. The Company recognized $512,000 and $717,000 of compensation expense for stock options awards for the years ended December 31, 2024 and 2023, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2024, the number of shares of common stock reserved for future issuance under the ESPP were 3,208. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of December 31, 2024, 8,071 shares had been issued under the ESPP. The Company recorded $7,000 and $6,000 of ESPP related compensation expense for the years ended December 31, 2024 and 2023, respectively.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 15. Commitments and Contingencies

Leases

The Company leases office and laboratory space, warehouse space, and equipment under operating lease agreements having initial lease terms ranging from one to five years, including certain renewal options available to the Company at market rates. See Note 16.

Legal Matters

From time to time, in the ordinary course of business, the Company may become involved in certain legal proceedings. The Company currently is not a party to any material litigation or other material legal proceedings. Refer to Note 22 for more information.

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah to purchase the Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. During 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. As of December 31, 2024, the Company continues to pursue or are otherwise liable for a total of two development programs using this technology and believes that the contingent liability is probable. As a result, $2.0 million remains on the consolidated balance sheet as an other noncurrent liability.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 16. Leases

Operating Leases

As of December 31, 2024, the Company leases office space in Dallas, TX, Davis and Sacramento, CA, as well as additional buildings, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis. The Company subleases the Davis office to third parties.

Some leases (the Dallas and Davis offices, a warehouse, and a copy machine) include one or more options to renew, with renewal terms that can extend the lease term from one to six years. The exercise of lease renewal options is at the Company’s sole discretion. In January 2024, the Company exercised it's option to renew the facility lease in American Falls, Idaho for one year through December 31, 2024. The lease renewal resulted in recognition of additional right-of-use asset and lease liability of $86,000 on the consolidated balance sheet. The Company subsequently terminated the facility lease in American Falls, Idaho effective July 2024.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Right of use asset	$137	$792
Total leased assets		$137	$792
Liabilities
Current - Operating	Operating lease liability - current	$155	$852
Noncurrent - Operating	Operating lease liability - noncurrent	—	155
Total leased liabilities		$155	$1,007

Lease Cost	Classification	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Operating lease cost	SG&A and R&D Expenses	$850	$763
Short term lease cost	SG&A and R&D Expenses	13	13
Sublease income (1)	SG&A and R&D Expenses	(547)	(450)
Net lease cost		$316	$326

(1) Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	0.6	2.3
Weighted-average discount rate	6.5%	6.0%

The maturities of the operating lease liabilities as of December 31, 2024 are as follows (in thousands):

Years Ending December 31,	Amounts
2025	155
Total current operating lease payments	$155

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 17. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(7,030)	$(13,978)
Foreign	—	—
Loss before income taxes	$(7,030)	$(13,978)

The total income tax provision for each of the years ended December 31, 2024 and 2023 was expense of $8,000 and is comprised of current state taxes and current foreign taxes withheld by governmental agencies outside of the United States, as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	(8)	(7)
Foreign	—	(1)
Total current tax (expense)	(8)	(8)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax (expense)	—	—
Total tax (expense)	$(8)	$(8)

The Company operates in only one federal jurisdiction, the United States. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Expected income tax provision at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefits	(1.2)%	5.0%
Change in valuation allowance	(15.5)%	(26.6)%
Derivative liability	(4.4)%	9.8%
PIPE Transactions	—	(9.8)%
Other	—	0.5%
Income tax provision	(0.1)%	(0.1)%

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net operating loss carryforwards (“NOLs”) and other tax credits. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$25,336	$23,160
Stock-based compensation	932	4,654
Accrued payroll and benefits	47	342
Research and development credits	16	16
Fixed asset basis difference	106	87
Inventory reserve	3	102
Charitable contributions	3	3
Income from partnerships	217	231
Lease liability	42	261
Other accounts receivable reserve	101	147
Amortized intangibles	725	755
Goodwill	344	358
Section 174 Capitalization	566	583
Total deferred tax assets	28,438	30,699
Deferred tax liabilities:
Right of use asset	(68)	(205)
Total deferred tax liabilities	(68)	(205)
Less valuation allowance	(28,370)	(30,494)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The net valuation allowance increased by $2.1 million and $3.7 million during the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024, the Company had federal and state NOLs aggregating approximately $101.5 million and $69.1 million, respectively. At December 31, 2024, the utilization of a portion of the federal NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code (IRC). Of the $235.6 million of federal NOLs available, approximately $134.1 million are unavailable due to ownership changes as defined in IRC Section 382. If not utilized, the federal and state NOLs will continue to expire in 2025. IRC Section 382 may also limit NOLs generated after 2022 and in future years.

The Company evaluates deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Such evaluation is based on consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the length of statutory carryforward periods; the Company’s experience with operating losses; and tax-planning alternatives. The significant piece of objective negative evidence evaluated was the cumulative loss incurred through the year ended December 31, 2024. Given this evidence and the expectation to incur operating losses in the foreseeable future, a full valuation allowance has been recorded against the net deferred tax asset. The Company will continue to maintain a full valuation allowance against the entire amount of its net deferred tax asset, until such time as the Company has determined that the weight of the objectively verifiable positive evidence exceeds that of the negative evidence. Although the Company has established a full valuation allowance on its net deferred tax asset, for Federal tax losses before 2018 and for all state tax losses, it has not forfeited the right to carryforward tax losses and apply such tax losses against future taxable income, thereby reducing its future tax

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

obligations. Federal tax losses generated in 2018 and later do not expire. The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2024, the Company’s tax years for 2005 through 2023 are generally subject to examination by the tax authorities. The years are open back to 2005 to the extent the NOLs being carried forward were generated then.

The Company had the following unrecognized tax benefits (in thousands), none of which, if recognized, would impact the Company’s effective tax rate:

	Year Ended December 31,
	2024	2023
Unrecognized tax benefit beginning balance	$16	$16
Increases for tax positions taken in prior years	—	—
Decreases for tax positions taken in prior years	—	—
Increases for tax positions taken in current years	—	—
Settlements	—	—
Unrecognized tax benefit ending balance	$16	$16

The Company does not anticipate its total unrecognized tax benefits as of December 31, 2024 will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate over the next 12 months.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2024, the Company has not recognized any interest and penalties related to uncertain tax positions.

In February 2023, the Company received notification from the Internal Revenue Service that our Archipelago joint venture was selected for audit for the 2021 tax year. The Company received the IRS Notice of Proposed Partnership Adjustment during the third quarter of 2024, accepted the adjustments, and submitted the push out election forms during the first quarter of 2025, to push the audit adjustments to the partners. Arcadia will adjust their balance of available tax net operating losses with the filing of their 2024 income tax returns, which have already been adjusted for financial statements purposes, and expects to incur no penalties or interest due.

The Company is currently not under audit for state purposes.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 18. Retirement Benefits

The Company has a 401(k) retirement plan (the “Plan”) available for participation by all regular full-time employees who have completed three months of service with the Company. The Company established the Plan in 2008. The Plan provides for a discretionary matching contribution equal to 50% of the amount of the employee’s salary deduction, not to exceed 3% of the salary per employee. Highly compensated employees are excluded from receiving any discretionary matching contribution. Employees’ rights to employer contributions vest on the one-year anniversary of their date of employment. The Company has the option to make discretionary matching contributions. The Company did not make discretionary matching contributions during the years ended December 31, 2024 and 2023.

Note 19. Segment Reporting

The Company has one operating and reportable segment, which derives revenue primarily from the sale of Zola coconut water. The Company's Chief Executive Officer is the Company’s chief operating decision maker ("CODM"). The CODM uses net loss for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on consolidated net loss (from continuing operations) as reported on the consolidated statements of operations and comprehensive loss. The CODM considers budget-to-actual variances on a monthly basis for net loss when making decisions. Segment assets provided to the CODM are consistent with those reported on the consolidated balance sheets.

Information about the Company’s segment operations as of and for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Total revenues	$5,045	$4,454
Product COGS	(2,484)	(2,023)
Other Adjustments	(479)	(151)
Human capital & technology	(4,222)	(3,598)
Corporate expenses	(1,323)	(1,568)
Advertising & marketing	(51)	(195)
Outside services	(3,133)	(2,094)
Depreciation	(113)	(287)
Other SG&A	(799)	(492)
Interest income	782	695
Income tax expense	(8)	(8)
Change in fair value of common stock warrant and option liabilities	(1,474)	6,544
Other segment items	3,942	(6,606)
Net loss from continuing operations	$(4,317)	$(5,329)

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Other segment items consist of research and development expenses, gain on sale of intangible assets, gain on sale of property and equipment, impairment of property and equipment, impairment of ROU asset, other income, valuation loss on March 2023 PIPE and issuance and offering costs allocated to liability classified options.

Geographic Data

Revenues based on the location of the customers, are as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$4,903	$4,156
Argentina	$26	—
India	7	7
Canada	109	291
Total	$5,045	$4,454

Note 20. Net Loss per Share

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

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Year Ended December 31,
	2024	2023
Options to purchase common stock	205,475	80,078
Warrants to purchase common stock	259,817	266,957
Preferred investment options	823,618	1,489,952
Total	1,288,910	1,836,987

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 21. Related Party Transactions

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $29,000 and $58,000 as of December 31, 2024 and December 31, 2023, respectively, and are included in the consolidated balance sheets as amounts due to related parties.

Note 22. Subsequent Events

As disclosed in Item 3, "Legal Proceedings," on December 4, 2024, the Company entered into the Exchange Agreement with Roosevelt providing for the Exchange transaction, and on February 14, 2025, the Company filed a registration statement on Form S-4 with the SEC, including a preliminary proxy statement/prospectus, relating to shares to be issued in the transaction and a special meeting of stockholders of the Company to be held to approve the issuance of shares in the transaction and related proposals. Since the date of filing of the registration statement, the Company has received several letters (the "Demand Letters") from counsel to purported stockholders of the Company. Each letter asserts that the preliminary proxy statement included in the registration statement was deficient and demanded that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that corrective disclosures are required to be included in the registration statement to address alleged material misstatements and omissions in the registration statement and that the proxy statement/prospectus contains materially incomplete and misleading information concerning, among other matters, financial projections, financial analysis performed by the entity that provided a fairness opinion to the Company's board of directors in connection with the transaction, potential conflicts of interest involving the Company's financial advisor in connection with the transaction and the Company's insiders, and possible breach of fiduciary duties by the directors of executive officers of the Company in connection with the transaction. Certain of the Demand Letter include a request for inspection of certain books and records of the Company pursuant to Delaware corporate law. It is possible that additional, similar letters may be received, or complaints filed. If this occurs, except as may be required by law, the Company does not intend to announce the filing of any such additional demand letter or any such complaint. The Company believes that the allegations in the Demand Letters are without merit and intends to vigorously defend itself against any complaint that may be filed.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, Arcadia’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were evaluated, with the participation of Arcadia’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Arcadia in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Thomas J. Schaefer, Arcadia’s principal executive officer, and Mark Kawakami, Arcadia’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Arcadia’s management, including Thomas J. Schaefer, its principal executive officer, and Mark Kawakami, its principal financial officer, evaluated the effectiveness of Arcadia’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Arcadia’s internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information.

No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The information required by this item will be contained in Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm-Principal Accounting Fees and Services,” and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Exchange, by and among Arcadia Biosciences, Inc., and Roosevelt Resources LP, Elliott Roosevelt, Jr. and David A. Roosevelt, as Representatives of the Limited Partners, dated as of December 4, 2024.	8-K	001-37383	2.1	12/06/2024

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	2/28/2023

3.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-37383	3.1	12/8/2022

3.4	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	12/8/2022

4.1	Form of Registrant’s common stock certificate.	S-3	333-224061	4.1	3/30/2018

4.2	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	3/23/2018

4.3	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	6/14/2019

4.4	Form of Placement Agent Warrant.	8-K	001-37383	4.2	6/14/2019

4.5	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	9/9/2019

4.6	Form of Placement Agent Warrant.	8-K	001-37383	4.2	9/9/2019

4.7	Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.					X

4.8	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	5/18/2020

4.9	Form of Placement Agent Warrant.	8-K	001-37383	4.2	5/18/2020

4.10	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	7/8/2020

4.11	Form of Placement Agent Warrant.	8-K	001-37383	4.2	7/8/2020

4.12	Form of Investor Warrant.	8-K	001-37383	4.1	12/22/2020

4.13	Form of Placement Agent Warrant.	8-K	001-37383	4.2	12/22/2020

4.14	Form of Investor Warrant.	8-K	001-37383	4.1	1/29/2021

4.15	Form of Placement Agent Warrant.	8-K	001-37383	4.2	1/29/2021

4.16	Form of Investor Pre-Funded Warrant.	8-K	001-37383	4.1	8/16/2022

4.17	Form of Investor Preferred Investment Option.	8-K	001-37383	4.2	8/16/2022

4.18	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.3	8/16/2022

4.19	Form of Pre-Funded Warrant.	8-K	001-37383	4.1	3/3/2023

4.20	Form of Series A Preferred Investment Option.	8-K	001-37383	4.2	3/3/2023

4.21	Form of Series B Preferred Investment Option.	8-K	001-37383	4.3	3/3/2023

4.22	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.4	3/3/2023

10.1*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015

10.2*	2006 Stock Plan, as amended and restated, and form of agreement thereunder.	S-1	333-202124	10.8	2/17/2015

10.3*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	10-Q	001-37383	10.5	8/13/2024

10.4*	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202124	10.10	5/11/2015

10.5*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015

10.6*	Amended and Restated Director Compensation Policy.	10-Q	001-37383	10.14	5/10/2016

10.7*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015

10.8	Base Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP, including Amendments 1-7.	S-1	333-229047	10.16	12/27/2018

10.9	Amendment No. 8 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.8	5/13/2020

10.10	Amendment No. 9 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.2	8/13/2020

10.11*	Employment Letter for Stanley E. Jacot Jr., Chief Executive Officer.	10-Q	001-37383	10.1	5/12/2022

10.12*	Severance and Change in Control Agreement for Stanley E. Jacot, Jr.	10-Q	001-37383	10.1	5/12/2022

10.13*	Inducement Option Grant for Stanley E. Jacot, Jr.	10-Q	001-37383	10.2	5/12/2022

10.14*	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer.	8-K/A	001-37383	10.1	1/5/2023

10.15+	Limited Liability Company Operating Agreement for Archipelago Ventures Hawaii, LLC, dated as of August 9, 2019.	8-K	001-37383	10.1	8/9/2019

10.16	Securities Purchase Agreement dated as of March 19, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	3/23/2018

10.17	Form of Registration Rights Agreement.	8-K	001-37383	10.2	3/23/2018

10.18	Form of Securities Purchase Agreement dated as of June 11, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2018

10.19	Form of Securities Purchase Agreement dated as of June 12, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2019

10.20	Form of Securities Purchase Agreement dated as of September 5, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	9/9/2019

10.21	Form of Letter Agreement, dated as of May 14, 2020.	8-K	001-37383	10.1	5/18/2020

10.22	Form of Letter Agreement, dated as of July 6, 2020.	8-K	001-37383	10.1	7/8/2020

10.23	Form of Securities Purchase Agreement dated as of December 18, 2020, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	12/22/2020

10.24	Form of Securities Purchase Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	1/29/2021

10.25	Form of Registration Rights Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	1/29/2021

10.26	Form of Securities Purchase Agreement, dated as of August 12, 2022, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	8/16/2022

10.27	Form of Securities Purchase Agreement dated as of March 2, 2023, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	3/3/2023

10.28	Form of Registration Rights Agreement dated as of March 2, 2023, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	3/3/2023

10.29	Form of Investment Option Amendment, dated as of March 2, 2023.	8-K	001-37383	10.3	3/3/2023

10.30+	Master Transaction Agreement.	8-K	001-37383	10.2	12/22/2020

10.31+	Asset Purchase Agreement dated May 17, 2021, by and among Arcadia, Buyer, Seller, Eko, Lief, Zola and Parent.	8-K	001-37383	10.1	5/21/2021

10.32+±	Asset Purchase Agreement	8-K	001-37383	10.1	5/17/2024

10.33+±	Asset Purchase Agreement	8-K	001-37383	10.1	5/20/2024

10.34	Promissory Note	8-K	001-37383	10.2	5/20/2024

10.35	Security Agreement	8-K	001-37383	10.3	5/20/2024

10.36	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer	8-K/A	001-37383	10.1	8/23/2024

10.37	Employment Letter and Severance and Change in Control Agreement for Mark Kawakami	8-K/A	001-37383	10.2	8/23/2024

21.1	List of subsidiaries of the Registrant.	S-1	333-262407	21.1	1/28/2022

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of attorney (included in the signature page to this filing).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Dodd-Frank Clawback Policy.	10-K	001-37383	97.1	3/28/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (and contained in Exhibit 101)					X

* Indicates a management contract or compensatory plan or arrangement.

+ Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

± Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIA BIOSCIENCES, INC.

Date: March 25, 2025	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President and Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2025	By:	/s/ MARK KAWAKAMI
Mark Kawakami
Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose individual signature appears below hereby authorizes and appoints Thomas J. Schaefer with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer	Director	March 25, 2025

/s/ ALBERT B. BOLLES
Albert D. Bolles	Director	March 25, 2025

/s/ KEVIN COMCOWICH
Kevin Comcowich	Director	March 25, 2025
/s/ LILIAN SHACKELFORD MURRAY
Lilian Shackelford Murray	Director	March 25, 2025

/s/ GREGORY D. WALLER
Gregory D. Waller	Director	March 25, 2025

/s/ AMY YODER
Amy Yoder	Director	March 25, 2025

/s/ DEBORAH D. CAROSELLA
Deborah D. Carosella	Director	March 25, 2025