Form 10-K/A
period 2024-12-31
Arcadia Biosciences, Inc.
filed 2025-04-30
CIK 1469443

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $4,184,025 (based on the closing price of $3.15 on June 28, 2024 on the NASDAQ Capital Market).

As of April 23, 2025, the registrant had 1,367,040 shares of common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 25, 2025 (Original Filing), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2025 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

FORM 10-K/A

Amendment No. 1

i

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors (ages as of March 31, 2025):

Name	Age	Position
Thomas J. Schaefer	49	President and Chief Executive Officer
Mark Kawakami	47	Chief Financial Officer
Kevin Comcowich	56	Chair of the Board of Directors
Albert D. Bolles, Ph.D.	67	Director
Deborah Carosella	68	Director
Lilian Shackelford Murray	66	Director
Amy Yoder	58	Director
Gregory D. Waller	75	Director

Executive Officers

Thomas J. Schaefer was appointed as our Chief Financial Officer in January 2023 and was appointed as our President and Chief Executive Officer in July 2024. Mr. Schaefer is an accomplished finance executive with more than 20 years of investment and corporate finance experience. Mr. Schaefer joined Arcadia in July 2020 as senior director of finance and served as vice president of finance and investor relations for the company until his appointment as Chief Financial Officer. Prior to that, Mr. Schaefer was the director of finance at Flavor Producers, a portfolio company owned by the private equity firm GTCR that specializes in beverages and snacks, from June 2018 through July 2020. Mr. Schaefer worked as a consultant for Applied FP&A, LLC from January 2018 through June 2018. Prior to 2018, he held a number of finance roles with various companies and worked as an equity research analyst with Edward Jones early in his career. Mr. Schaefer, a chartered financial analyst, earned a bachelor of business administration in economics and finance from McKendree University in Lebanon, Illinois and a master of business administration from the Marshall School of Business at the University of Southern California.

Mark Kawakami was appointed as our Chief Financial Officer in July 2024. Mr. Kawakami joined Arcadia in September 2021 as the director of finance, and from January 2023 to July 2024, he served as Arcadia’s vice president of finance. Prior to joining Arcadia, Mr. Kawakami was the director of business analytics at Renaissance Food Group from July 2020 to August 2021. Renaissance Food Group, a subsidiary of Calavo Growers, specialized in the manufacture of consumer food products distributed through multiple retail and wholesale channels. From February 2018 to July 2020, Mr. Kawakami worked as a consultant for DLC, a consultancy specializing in finance, accounting, and project management. Prior to 2018, Mr. Kawakami worked as a finance consultant and held finance roles with companies in various industries including grocery, convenience retail, and financial services. Mr. Kawakami earned a bachelor of International Relations from the University of Southern California and a master of business administration from the Marshall School of Business at the University of Southern California.

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

Lilian Shackelford Murray joined our Board of Directors in June 2018, and had previously served as a Board observer to the Company from March 2007 until May 2015. Ms. Murray is a Managing Member of Ponte Partners, a secondary investment management firm, since January 2019. Ms. Murray was also the founder and manager of Dovedale Investments, LLC, a money management firm, from January 2011 to February 2023. From 2002 to 2018, Ms. Murray served as a managing member of multiple investment management funds with Saints Capital. Ms. Murray was previously an investment banker with Prudential Volpe Technology Group, Volpe, Brown Whelan, Wheat First Securities, Dean Witter Reynolds and EF Hutton. Ms. Murray’s prior board experience includes service as a director of a number of privately held companies. Ms. Murray received an MBA from Harvard Business School and a BS from the University of Virginia. Ms. Murray’s qualifications to serve on the Board include over 40 years of financial and management experience as a financial advisor, investment banker and managing director of investment funds, as well as her familiarity with the company’s business, operations and board functions from her previous service as a board observer.

Amy Yoder joined the Board in June 2017. Since October 2024 Ms.Yoder has led the global supply chain for Farmers Business Network. FBN, is one of the largest online retailers for agricultural inputs. From January 2023 to September 2024, she served as the CEO of QC Supply, a company focused on providing retail services and distribution for the agricultural protein segment. From June 2015 to December 2022, she was the President and CEO of Anuvia Plant Nutrients, a company that creates enhanced plant nutrition products from recycled organic waste sources. From 2012 to 2015, Ms. Yoder was the President and CEO of Arysta Life Science, a publicly-held agricultural solutions company. Ms. Yoder has also held a variety of senior sales, marketing and executive positions with companies throughout the agricultural and related industries, including Spectrum Brands, BioLab and United Agri Products. Ms. Yoder received a bachelor’s degree in agricultural technology and systems management from Michigan State University, with an emphasis in crop and soil science. She has served on boards of various companies, agricultural associations and universities, including Compass Minerals International, a publicly traded company, between 2012 and 2023. We believe Ms. Yoder is qualified to serve on our Board of Directors due to her extensive experience across various agriculture sectors, deep knowledge of the capital markets and public board governance expertise.

Deborah Carosella joined our Board of Directors in February 2021. Ms. Carosella also serves as a director on the board of Leaning Tree greeting card company. Ms. Carosella has over 30 years of experience in the consumer products goods industry, with both large corporations and smaller, entrepreneurial, high growth companies. Currently, Ms. Carosella serves on the global executive advisory board for Gryphon Investors, a mid-cap private equity company. Ms. Carosella has extensive experience in the natural and organic foods industry, and particular expertise in general management, customer and consumer strategy, strategic marketing, brand and new product development, and innovation. She has served as a strategic consultant for various natural and organic food companies and as an advisor to select private equity firms since 2017. Previously, Ms. Carosella was CEO of Madhava Natural Sweeteners, a Boulder, Colorado-based natural and organic sweetener company until December 2016. Prior to Madhava, Ms. Carosella was Senior Vice President of Innovation and a member of the Executive Leadership Team at WhiteWave/Dean Foods. She joined WhiteWave/Dean Foods from ConAgra Foods, Inc. where she held various roles including Vice President, General Manager and Vice President, Strategic Marketing and Innovation and Executive Vice President New Platforms while serving on the Executive Leadership Team with business unit- specific and enterprise-wide responsibilities. Ms. Carosella began her career in the advertising, branding and innovation agency business, serving as President of her own agency after working for several years with large, multi-national agencies. We believe Ms. Carosella is qualified to serve on our Board of Directors because of her more than 30 years of experience in consumer products and specifically in the areas of strategic marketing, branding and new product innovation.

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our definitive proxy statement for our 2024 annual meeting of stockholders that was filed with the SEC on May 16, 2024.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s securities that applies to its officers, directors and employees as well as other covered persons. The Company believes its insider trading policy and repurchase procedures are reasonably designed to promote compliance with U.S. insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K/A.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that except as described below, all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2024. On July 18, 2024, Mark Kawakami filed an initial statement of beneficial ownership of securities on Form 3 in connection with his appointment as Chief Financial Officer effective July 5, 2024.

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

2024 Summary Compensation Table

The following table provides information regarding the compensation during the fiscal years ended December 31, 2024 and 2023 of (i) each person who served as our chief executive officer during fiscal 2024; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2024 and whose total compensation for such year exceeded $100,000; and (iii) up to two additional individuals for whom disclosures would have been provided in this table under part (ii) of this sentence, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2024 (sometimes referred to collectively as the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Stanley E. Jacot, Jr.	2024	$230,031	—	—	—	—	$288,077	$518,108
Former President and Chief Executive Officer (3)	2023	$350,000	—	—	$10,021	$165,156	—	$525,177
Thomas J. Schaefer	2024	$260,000	$65,000	—	$43,888	$126,853	$3,736	$499,477
President and Chief Executive Officer (4)	2023	$260,000	—	—	$22,388	$98,150	—	$380,538
Mark Kawakami	2024	$212,742	$53,016	—	$43,888	$57,802	$2,727	$370,175
Chief Financial Officer (5)	2023	—	—	—	—	—	—	—
Laura Pitlik	2024	$88,942	—	—	—	—	$65,885	$154,826
Former Chief Marketing Officer (6)	2023	$250,000	—	—	$10,021	$86,250	—	$346,271

(1) Amounts do not reflect compensation actually received by the officer. Instead, the amounts represent aggregate grant date fair value of options granted during 2024 computed in accordance with ASC Topic 718 Stock Compensation. The valuation assumptions used in determining such amounts are consistent with those described in Note 14 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

(2) The amounts shown for 2024 represent amounts earned pursuant to our Executive Incentive Bonus Plan for services in 2024, which were paid in 2025. The amounts shown for 2023 represent amounts earned pursuant to our Executive Incentive Bonus Plan for services in 2023, which were paid in 2024. The amounts for 2024 and 2023 were determined based on a weighting of the achievement of Financial and Individual Goals.

(3) Mr. Jacot resigned as our President and Chief Executive Officer, effective as of July 2, 2024. Amounts reflected as "all other compensation" in the above table represent a severance payment pursuant to a Separation Agreement with the Company.

(4) Mr. Schaefer served as the Company’s Chief Financial Officer until his appointment as Chief Executive Officer on July 3, 2024. Amounts shown in the table include compensation for services rendered in all capacities.

(5) Mr. Kawakami served as the Vice President of Finance until his appointment as Chief Financial Officer on July 3, 2024. Amounts shown in the table include compensation for services rendered in all capacities.

(6) Ms. Pitlik resigned as our Chief Marketing Officer, effective as of March 1, 2024. Amounts reflected as "all other compensation" in the above table represent a severance payment pursuant to a Separation Agreement with the Company.

Named Executive Officer Employment Arrangements

Stanley E. Jacot, Jr. (Former President and Chief Executive Officer)

Pursuant to his employment offer letter dated January 31, 2022, Mr. Jacot's starting compensation when appointed to the position of President and Chief Executive Officer in February 2022, included an annual base salary of $350,000 and a target bonus opportunity of 50% of his annual base salary. Additionally, Mr. Jacot was granted an inducement stock option on February 2, 2022 to purchase 7,902 shares of the Company’s common stock with an exercise price of $36.40 per share. The stock options had a term of ten years and were to vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to his continued service through the applicable vesting dates. In April 2023, Mr. Jacot was granted options to purchase 1,500 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options had a term of ten years and were to vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. Mr. Jacot was eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

On July 2, 2024, Mr. Jacot resigned as Arcadia’s president and chief executive officer. Arcadia and Mr. Jacot entered into a Separation and Release Agreement, which superseded any previous agreements regarding its subject matter, pursuant to which Arcadia paid Mr. Jacot a cash severance payment equal to $288,077. In addition, the Separation Agreement provided for twelve months of accelerated vesting of stock options held by Mr. Jacot and the payment of Mr. Jacot’s health insurance premiums through February 2025. Mr. Jacot also signed a general release of claims.

Thomas J. Schaefer (Chief Financial Officer; President and Chief Executive Officer)

In connection with the appointment of Mr. Schaefer to the position of Chief Financial Officer in January 2023, Mr. Schaefer entered into an employment letter agreement and a CIC Agreement (as defined below). Pursuant to the employment letter, Mr. Schaefer's annual base salary was increased to $260,000 and his target bonus opportunity was established at 40%. Additionally, Mr. Schaefer was granted options to purchase 1,250 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. In April 2023, Mr. Schaefer was granted options to purchase 1,500 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. In August 2024, Mr. Schaefer was granted options to purchase 20,000 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. Mr. Schaefer is eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

On August 20, 2024, the Company and Mr. Schaefer entered into an employment letter and severance and change in control agreement (the “Schaefer Employment Letter”) that establishes his base salary as of the effective date of his appointment as chief executive officer as $260,000 per annum and his 2024 target bonus opportunity as 40% of his base salary for the portion of 2024 he served as the Company’s chief financial officer and 50% of his base salary for the portion of 2024 that he serves as the Company’s chief executive officer. As set forth in the Schaefer Employment Letter, and consistent with the Company’s other named executive officers, Mr. Schaefer’s employment is “at-will.” Mr. Schaefer also entered into a severance and change in control agreement with the Company (the “Schaefer CIC Agreement”), which by its terms was effective as of the effective date of his employment as chief executive officer and will expire on the third anniversary of the effective date, and which supersedes previous change in control agreements or severance provisions contained in previous employment agreements. Pursuant to the Schaefer CIC Agreement, if the Company terminates Mr. Schaefer’s employment for a reason other than cause or Mr. Schaefer’s death or disability at any time other than during the twelve-month period immediately following a change of control, then Mr. Schaefer will receive the following severance benefits from the Company: (i) severance in the form of base salary continuation for a period of six months; (ii) reimbursement for premiums paid for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, for Mr. Schaefer and his eligible dependents for up to six months; and (iii) a pro-rated portion of the annual cash bonus he would have been entitled to receive for the year of termination if he had remained employed by the Company through the end of such year.

If during the twelve-month period immediately following a change of control, (x) the Company terminates Mr. Schaefer’s employment for a reason other than cause or Mr. Schaefer’s death or disability, or (y) Mr. Schaefer resigns from employment for good reason, then, in lieu of the above described severance benefits, Mr. Schaefer shall receive the following severance benefits from the Company: (i) severance in the form of base salary continuation for a period of twelve months; (ii) reimbursement for premiums paid for coverage pursuant to COBRA for Mr. Schaefer and his eligible dependents for up to twelve months; (iii) a pro-rated portion of the annual cash bonus he would have been entitled to receive for the year of termination if he had remained employed by the Company through the end of such year; and (iv) vesting shall accelerate as to 100% of all of Mr. Schaefer’s outstanding equity awards.

Mark Kawakami (Chief Financial Officer)

On August 20, 2024, the Company and Mr. Kawakami entered into an employment letter and severance and change in control agreement (the “Kawakami Employment Letter”, and together with the Schaefer Employment Letter, the “Employment Letters”) that establishes his base salary as of the effective date of his appointment as chief financial officer as $212,063 per annum and his 2024 target bonus opportunity as 20% of his base salary for the portion of 2024 he served as the Company’s vice president of finance and 30% of his base salary for the portion of 2024 that he served as the Company’s chief financial officer. As set forth in the Employment Letter, and consistent with the Company’s other named executive officers, Mr. Kawakami’s employment is “at-will.” Mr. Kawakami also entered into a severance and change in control agreement with the Company (the “Kawakami CIC Agreement”, and together with the Schaefer CIC Agreement, the “CIC Agreements”), which by its terms was effective as of the effective date of his employment as chief financial officer and will expire on the third anniversary of the effective date, and which supersedes previous change in control agreements or severance provisions contained in previous employment agreements. Pursuant to the Kawakami CIC Agreement, if the Company terminates Mr. Kawakami’s employment for a reason other than cause or Mr. Kawakami’s death or disability at any time other than during the twelve-month period immediately following a change of control, then Mr. Kawakami will receive the following severance benefits from the Company: (i) severance in the form of base salary continuation for a period of six months; (ii) reimbursement for premiums paid for coverage pursuant to COBRA for Mr. Kawakami and his eligible dependents for up to six months; and (iii) a pro-rated portion of the annual cash bonus he would have been entitled to receive for the year of termination if he had remained employed by the Company through the end of such year.

If during the twelve-month period immediately following a change of control, (x) the Company terminates Mr. Kawakami’s employment for a reason other than cause or Mr. Kawakami’s death or disability, or (y) Mr. Kawakami resigns from employment for good reason, then, in lieu of the above described severance benefits, Mr. Kawakami shall receive the following severance benefits from the Company: (i) severance in the form of base salary continuation for a period of twelve months; (ii) reimbursement for premiums paid for coverage pursuant to COBRA for Mr. Kawakami and his eligible dependents for up to twelve months; (iii) a pro-rated portion of the annual cash bonus he would have been entitled to receive for the year of termination if he had remained employed by the Company through the end of such year; and (iv) vesting shall accelerate as to 100% of all of Mr. Kawakami’s outstanding equity awards.

In August 2024, Mr. Kawakami was granted options to purchase 20,000 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. Mr. Kawakami is eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

Laura Pitlik (Former Chief Marketing Officer)

Pursuant to an employment offer letter agreement, Ms. Pitlik’s starting compensation upon commencement of her employment in July 2021 included a base salary of $250,000, a signing bonus of $50,000, an annual incentive cash bonus targeted at 40% of base salary, and the grant of stock options to purchase 1,874 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options had a term of ten years and were to vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. In April 2022, Ms. Pitlik was granted options to purchase 1,350 shares of common stock of the Company. The stock option were to vest over 4 years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to her continued service. In August 2022, Ms. Pitlik was granted options to purchase 575 shares of the common stock of the Company. Ms. Pitlik's right to exercise the option were to vest over 3 years (1/3 per year), subject to her continued service. In April 2023, Ms. Pitlik was granted options to purchase 1,500 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options had a term of ten years and were to vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. Ms. Pitlik was eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

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

On February 8, 2024, our Board approved retention bonuses of $87,500 for Mr. Jacot and $65,000 for Mr. Schaefer. In order for either of these executive officers to be eligible for a retention bonus, such executive officer must remain employed by Arcadia in good standing until the earlier to occur of (i) a change of control (as defined in the CIC Agreements) and (ii) December 31, 2024. As Mr. Jacot's employment with the Company terminated before the occurrence of either such event, he was no longer eligible for the retention bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our 2024 named executive officers who held any outstanding options as of December 31, 2024.

	Option Awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable(1)	Number of securities underlying unexercised options (#) unexercisable(1)		Option Exercise Price ($)	Option Expiration Date
Thomas J. Schaefer	200	—	(2)	$146.80	7/27/2030
President and Chief Executive Officer	97	3	(3)	$122.00	1/21/2031
	395	105	(4)	$83.60	10/1/2031
	575	—	(5)	$50.80	4/11/2032
	532	243	(6)	$50.80	4/11/2032
	575	—	(7)	$37.60	8/16/2032
	624	626	(8)	$11.20	1/3/2033
	654	846	(9)	$7.55	4/4/2033
	—	20,000	(10)	$2.71	8/19/2034
Mark Kawakami	243	57	(11)	$90.80	9/13/2031
Chief Financial Officer	205	95	(6)	$50.80	4/11/2032
	91	46	(7)	$37.74	8/16/2032
	124	126	(8)	$10.80	1/1/2033
	195	305	(12)	$4.68	5/17/2033
	—	20,000	(10)	$2.71	8/19/2034
Laura Pitlik	1,640	—	(11)	$112.00	7/12/2031
Former Chief Marketing Officer	575	—	(5)	$50.80	4/11/2032
	532	—	(6)	$50.80	4/11/2032
	575	—	(7)	$37.60	8/16/2032
	654	—	(9)	$7.55	4/4/2033

(1) Stock options granted to Mr. Schaefer, Mr. Kawakami and Ms. Pitlik to purchase our common stock were granted pursuant to our 2015 Omnibus Equity Incentive Plan.

(2) The stock options vested as to 25% of the shares on July 27, 2021, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on July 1, 2024, subject to the executive officer’s continued service through each vesting date.

(3) The stock options vested as to 25% of the shares on January 21, 2022, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on January 31, 2025, subject to the executive officer’s continued service through each vesting date.

(4) The stock options vest in 48 equal installments beginning November 1, 2021, and ending October 1, 2025, subject to the executive officer’s continued service through each vesting date.

(5) The stock options vested as to 50% of the shares on April 11, 2023, with the remaining 50% of shares vested on April 11, 2024.

(6) The stock options vested as to 25% of the shares on April 11, 2023, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on March 31, 2026, subject to the executive officer’s continued service through each vesting date.

(7) The stock options vest in three equal annual installments beginning August 16, 2023, and ending August 31, 2026, subject to the executive officer’s continued service through each vesting date.

(8) The stock options vested as to 25% of the shares on January 3, 2024, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on December 31, 2026, subject to the executive officer’s continued service through each vesting date.

(9) The stock options vested as to 25% of the shares on April 4, 2024, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on March 31, 2027, subject to the executive officer’s continued service through each vesting date.

(10) The stock options will vest as to 25% of the shares on August 19, 2025, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on August 31, 2028, subject to the executive officer’s continued service through each vesting date.

(11) The stock options vested as to 25% of the shares on September 13, 2022, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on August 30, 2025, subject to the executive officer’s continued service through each vesting date.

(12) The stock options vested as to 25% of the shares on May 17, 2024, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on April 30, 2027, subject to the executive officer’s continued service through each vesting date.

Non-Employee Director Compensation

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Kevin Comcowich	$90,500	$62,942	$153,442
Albert D. Bolles, Ph.D.	$46,000	$26,974	$72,974
Deborah Carosella	$56,500	$26,974	$83,474
Gregory Waller	$64,000	$26,974	$90,974
Lilian Shackelford Murray	$65,500	$26,974	$92,474
Amy Yoder	$62,000	$26,974	$88,974

(1) Represents the cash annual retainer and the meeting attendance fees earned by the non-employee directors. Also includes $6,000 paid to each of Mr. Comcowich, Ms. Shackelford Murray, Ms. Yoder and Ms. Carosella for serving on a special committee of the Board in connection with the Company’s strategic review process.

(2) Amounts do not reflect compensation actually received by the non-employee director. Instead, the amounts represent aggregate grant date fair value of options granted during 2024 computed in accordance with ASC Topic 718 Stock Compensation. The valuation assumptions used in determining such amounts are consistent with those described in Note 14 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Mr. Comcowich, as the continuing non-employee chairman, received a grant of 25,455 stock options, which vest as described below. Dr. Bolles, Mr. Waller, Ms. Yoder, Ms. Shackelford Murray and Ms. Carosella, as continuing non-employee directors, each received a grant of 10,909 stock options, which vest as described below.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2024.

Director Name	Option Grant Date	Number of Options Outstanding		Option Exercise Price Per Share ($)(1)	Option Expiration Date
Kevin Comcowich	10/30/2016	59	(2)	$1,376.00	10/30/2026
	6/7/2017	75	(2)	$584.00	6/7/2027
	6/6/2018	186	(2)	$432.00	6/6/2028
	6/3/2019	403	(2)	$201.60	6/3/2029
	6/1/2020	533	(2)	$147.60	6/1/2030
	7/8/2020	131	(2)	$149.20	7/8/2030
	6/2/2021	637	(2)	$115.60	6/2/2031
	6/1/2022	1,377	(2)	$53.60	6/1/2032
	6/6/2023	2,186	(2)	$4.80	6/6/2033
	8/19/2024	25,455	(3)	$2.71	8/19/2034
Albert D. Bolles, Ph.D.	5/12/2018	205	(2)	$366.40	5/12/2028
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(2)	$4.80	6/6/2033
	8/19/2024	10,909	(3)	$2.71	8/19/2034
Deborah Carosella	2/22/2021	546	(2)	$130.00	2/22/2031
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(2)	$4.80	6/6/2033
	8/19/2024	10,909	(3)	$2.71	8/19/2034
Lilian Shackelford Murray	6/6/2018	160	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	7/8/2020	18	(2)	$149.20	7/8/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(2)	$4.80	6/6/2033
	8/19/2024	10,909	(3)	$2.71	8/19/2034
Gregory D. Waller	6/7/2017	149	(2)	$584.00	6/7/2027
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(2)	$4.80	6/6/2033
	8/19/2024	10,909	(3)	$2.71	8/19/2034
Amy Yoder	8/7/2017	253	(2)	$344.00	8/7/2027
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(2)	$4.80	6/6/2033
	8/19/2024	10,909	(3)	$2.71	8/19/2034

(1) The option exercise price per share reflects the fair market value per share of our common stock on the date of grant.

(2) These options are fully vested.

(3) These options vest on the earlier of the one-year anniversary of the date of grant and the date of the Company’s next annual meeting of stockholders.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Grants of options and other equity awards to our executive officers and directors are approved by the Compensation Committee or the Board, generally at regularly scheduled meetings or sometimes by unanimous written consent. From time to time, we grant stock options or other equity awards to employees, including the named executive officers. Also, non-employee directors generally receive grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of the Company’s stockholders, respectively, pursuant to our equity compensation policies for non-employee directors as described above. We have no practice of timing grants of equity awards to coordinate with the release of material non-public information (“MNPI”). Although we have not adopted a formal policy regarding the timing of equity award grants, including stock options, neither our Board nor our Compensation Committee takes MNPI about the Company into account when determining the timing of equity awards, nor do we time the disclosure of MNPI for the purpose of impacting the value of executive compensation. During 2024, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Form 10-Q or 10-K, or the filing or furnishing of a Form 8-K that disclosed material nonpublic information.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2025 by:

1.
each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
2.
each of our named executive officers;
3.
each of our directors; and
4.
all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on March 31, 2025.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2025. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 1,367,040 shares of our common stock outstanding as of March 31, 2025.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Arcadia Biosciences, Inc., 5950 Sherry Lane, Suite 215, Dallas, TX 75225.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Named Executive Officers, Directors and Director Nominees:
Stanley E. Jacot, Jr. (1)	5,000	*
Thomas J. Schaefer (2)	6,892	*
Mark Kawakami (3)	3,678	*
Laura Pitlik	—	*
Kevin Comcowich (4)	6,087	*
Dr. Albert Bolles (5)	2,485	*
Lilian Shackelford Murray (6)	2,592	*
Gregory D. Waller (7)	2,429	*
Amy Yoder (8)	2,533	*
Deborah Carosella (9)	2,346	*
All current executive officers and directors as a group (8 persons) (10)	29,042	2.1%
5% Stockholders:
Sabby Volatility Warrant Master Fund, Ltd. (11)	283,812	4.9%
Armistice Capital Master Fund Ltd. (12)	467,763	4.9%
Altium Growth Fund Ltd. (13)	83,000	4.9%

*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)
Mr. Jacot is the former Chief Executive Officer. His beneficial ownership consists of 5,000 shares of common stock.
(2)
Mr. Schaefer is our current Chief Executive Officer and was previously our Chief Financial Officer. His beneficial ownership consists of (i) 2,819 shares of common stock and (ii) 4,073 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date.
(3)
Mr. Kawakami is our current Chief Financial Officer. His beneficial ownership consists of (i) 2,682 shares of common stock and (ii) 996 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date.
(4)
Mr. Comcowich is the current chair of our Board of Directors. His beneficial ownership consists of (i) 500 shares of common stock and (ii) 5,587 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date, with options to purchase 24,455 shares of common stock becoming exercisable at dates more than 60 days after the Table Date.
(5)
Dr. Bolles serves as a member of our Board of Directors. His beneficial ownership consists of 2,485 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date, with options to purchase 10,909 shares of common stock becoming exercisable at dates more than 60 days after the Table Date.
(6)
Ms. Murray serves as a member of our Board of Directors. Her beneficial ownership consists of (i) 214 shares of common stock and (ii) 2,378 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date, with options to purchase 10,909 shares of common stock becoming exercisable at dates more than 60 days after the Table Date.
(7)
Mr. Waller serves as a member of our Board of Directors. His beneficial ownership consists of 2,429 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date, with options to purchase 10,909 shares of common stock becoming exercisable at dates more than 60 days after the Table Date.
(8)
Ms. Yoder serves as a member of our Board of Directors. Her beneficial ownership consists of 2,533 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date, with options to purchase 10,909 shares of common stock becoming exercisable at dates more than 60 days after the Table Date.
(9)
Ms. Carosella serves as a member of our Board of Directors. Her beneficial ownership consists of 2,346 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date, with options to purchase 10,909 shares of common stock becoming exercisable at dates more than 60 days after the Table Date.
(10)
Beneficial ownership consists of (i) 6,215 shares of common stock and (ii) 22,827 shares of common stock subject to options exercisable within 60 days of the Table Date, in each case beneficially owned by our current executive officers and directors.
(11)
Includes 283,812 shares of common stock issuable upon exercise of warrants and preferred investment options. Under the terms of these warrants and preferred investment options, the holder may not exercise these instruments to the extent such exercise would cause such holder to beneficially own a number of shares of common stock that would exceed 4.99% of our then outstanding common stock following such exercise. The number of shares listed in the second column above does not reflect this limitation. Sabby Management, LLC is the investment manager of Sabby Volatility Warrant Master Fund, Ltd. and shares voting and investment power with respect to these shares in this capacity. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of Sabby Volatility Warrant Master Fund, Ltd. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities listed except to the extent of their pecuniary interest therein. The beneficial owner’s address is c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.
(12)
Includes 467,763 shares of common stock issuable upon exercise of warrants and preferred investment options. Under the terms of these warrants and preferred investment options, the holder may not exercise these instruments to the extent such exercise would cause such holder to beneficially own a number of shares of common stock that would exceed 4.99% of our then outstanding common stock following such exercise. The number of shares listed in the second column above does not reflect this limitation. These securities are directly held by (i) Armistice Capital Master Fund, Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The beneficial owner’s address is c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor, New York, NY 10022.
(13)
Includes 83,000 shares underlying preferred investment options. Under the terms of these preferred investment options, the holder may not exercise these instruments to the extent such exercise would cause such holder to beneficially own a number of shares of common stock that would exceed 4.99% of our then outstanding common stock following such exercise. The number of shares listed in the second column above does not reflect this limitation. Jacob Gottlieb has sole voting and dispositive power over the securities held for the account of this beneficial owner. The beneficial owner’s address is 152 W. 57th Street, Floor 20, New York, NY 10019.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, we maintained three equity compensation plans, all of which were approved by the Board of Directors and our stockholders prior to our initial public offering in May 2015. The following table provides the information shown as of December 31, 2024 for each of the three plans and for certain warrants granted to entities.

Plan	Shares issuable upon exercise of outstanding plan options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Shares remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	205,230	(2)	$20.51	133,074	(3)
Equity compensation plans not approved by security holders	56,895	(4)	$1.85	—
Total	262,125		$16.46	133,074

S

(1) Includes the following plans: 2006 Stock Plan, 2015 Omnibus Equity Incentive Plan (“2015 Plan”), and 2015 Employee Stock Purchase Plan (“ESPP”). Only option grants were made under the 2006 Stock Plan and 2015 Plan.

(2) As of December 31, 2024, there were 205,230 outstanding options or other equity grants under the 2015 and 2006 Plans, and there had been purchases pursuant to the ESPP of 8,703 shares.

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

(4) Consists of the following warrants to purchase shares of our common stock that were outstanding as of December 31, 2024: (i) 1,743 warrants issued on May 18, 2020 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $245 per share, (ii) 805 warrants issued on July 8, 2020 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $198.75 per share, (iii) 3,276 warrants issued on December 22, 2020 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $152.75 per share, (iv) 9,848 warrants issued on January 28, 2021 to a placement agent in an equity financing that expire on the fifth and one-half anniversary of the issue date and that have an exercise price of $159.60 per share, (v) 5,906 preferred investment options issued on August 16, 2022 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $52.94 per share, (vi) 1,000 warrants issued on October 18, 2022 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the fifth anniversary of the issue date and that have an exercise price of $16 per share, (vii) 1,000 warrants issued on December 21, 2022 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the fifth anniversary of the issue date and that have an exercise price of $11.20 per share, (viii) 33,317 preferred investment options issued on March 6, 2023 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $11.25 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to director and executive officer compensation arrangements discussed above under “Item 11—Executive Compensation” of this Form 10-K/A, since January 1, 2023, we have not been a party to any transactions or currently proposed transactions in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two fiscal years, and in which any of our directors, executive officers, immediate family member thereof, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest, other than (i) compensation for services as executive officers and directors, or (ii) employment relationships or transactions involving an executive officer and related compensation solely resulting from that employment relationship or transaction, including the employment agreements, stock option or other equity awards, and other transactions described in "Item 11—Executive Compensation" of this Form 10-K/A, or not otherwise required to be reported (a “related party transaction”).

We have entered into employment agreements with certain of our executive officers that, among other things, provide for certain severance and change of control benefits. For a description of employment agreements and change of control agreements with our named executive officers, see “Item 11—Executive Compensation" of this Form 10-K/A.

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

On December 4, 2024, Arcadia, Roosevelt Resources LP (“Roosevelt” or the “Partnership”) and certain other parties entered into a Securities Exchange Agreement (the “Exchange Agreement”). Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions contemplated by the Exchange Agreement (the "Closing"), Arcadia agreed to issue shares of its common stock to the partners of Roosevelt in exchange for all of the partnership interests of Roosevelt (such exchange, contributions and issuances referred to as the “Exchange”). At or before the Closing, Arcadia expects to enter into an amendment of Mr. Schaefer’s and Mr. Kawakami’s employment agreement and severance and change in control agreement to provide, among other things, that effective upon the Closing and the effective time of the Exchange, (i) Mr. Schaefer will no longer be President and Chief Executive Officer of Arcadia and will resign as a director of Arcadia but will remain an employee of the combined company, (ii) Mr. Kawakami will no longer be Chief Financial Officer of Arcadia but will remain an employee of the combined company, and (ii) that such changes do not constitute “good reason” as defined in such person’s severance and change in control agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Tempe, AZ, United States

The following table sets forth all fees accrued or paid to Deloitte & Touche LLP for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Audit Fees (1)	$573,555	$565,171
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	$1,895	$1,895
Total	$575,450	$567,066

(1) Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. Audit fees in 2024 also included professional services rendered in connection with the GoodWheat discontinued operations, the proposed transaction with Roosevelt Resources, and the Registration Statement on Form S-8. Audit Fees in 2023 also included professional services rendered in connection with our 2023 financing transaction and the related Registration Statement on Form S-3, as well as the Registration Statement on Form S-8.

(2) All Other Fees consist of licensing fees for Deloitte & Touche LLP’s accounting research software.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2024 and 2023, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed by Deloitte & Touche LLP were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2024, there were no other professional services provided by Deloitte & Touche LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Exchange, by and among Arcadia Biosciences, Inc., and Roosevelt Resources LP, Elliott Roosevelt, Jr. and David A. Roosevelt, as Representatives of the Limited Partners, dated as of December 4, 2024.	8-K	001-37383	2.1	12/6/2024

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	2/28/2023

3.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-37383	3.1	12/8/2022

3.4	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	12/8/2022

4.1	Form of Registrant’s common stock certificate.	S-3	333-224061	4.1	3/30/2018

4.2	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	3/23/2018

4.3	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	6/14/2019

4.4	Form of Placement Agent Warrant.	8-K	001-37383	4.2	6/14/2019

4.5	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	9/9/2019

4.6	Form of Placement Agent Warrant.	8-K	001-37383	4.2	9/9/2019

4.7	Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-37383	4.7	3/25/2025

4.8	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	5/18/2020

4.9	Form of Placement Agent Warrant.	8-K	001-37383	4.2	5/18/2020

4.10	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	7/8/2020

4.11	Form of Placement Agent Warrant.	8-K	001-37383	4.2	7/8/2020

4.12	Form of Investor Warrant.	8-K	001-37383	4.1	12/22/2020

4.13	Form of Placement Agent Warrant.	8-K	001-37383	4.2	12/22/2020

4.14	Form of Investor Warrant.	8-K	001-37383	4.1	1/29/2021

4.15	Form of Placement Agent Warrant.	8-K	001-37383	4.2	1/29/2021

4.16	Form of Investor Pre-Funded Warrant.	8-K	001-37383	4.1	8/16/2022

4.17	Form of Investor Preferred Investment Option.	8-K	001-37383	4.2	8/16/2022

4.18	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.3	8/16/2022

4.19	Form of Pre-Funded Warrant.	8-K	001-37383	4.1	3/3/2023

4.20	Form of Series A Preferred Investment Option.	8-K	001-37383	4.2	3/3/2023

4.21	Form of Series B Preferred Investment Option.	8-K	001-37383	4.3	3/3/2023

4.22	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.4	3/3/2023

10.1*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015

10.2*	2006 Stock Plan, as amended and restated, and form of agreement thereunder.	S-1	333-202124	10.8	2/17/2015

10.3*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	10-Q	001-37383	10.5	8/13/2024

10.4*	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202124	10.10	5/11/2015

10.5*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015

10.6*	Amended and Restated Director Compensation Policy.	10-Q	001-37383	10.14	5/10/2016

10.7*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015

10.8	Base Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP, including Amendments 1-7.	S-1	333-229047	10.16	12/27/2018

10.9	Amendment No. 8 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.8	5/13/2020

10.10	Amendment No. 9 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.2	8/13/2020

10.11*	Employment Letter for Stanley E. Jacot Jr., Chief Executive Officer	10-Q	001-37383	10.1	5/12/2022

10.12*	Severance and Change in Control Agreement for Stanley E. Jacot, Jr.	10-Q	001-37383	10.1	5/12/2022

10.13*	Inducement Option Grant for Stanley E. Jacot, Jr.	10-Q	001-37383	10.2	5/12/2022

10.14*	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer.	8-K/A	001-37383	10.1	1/5/2023

10.15+	Limited Liability Company Operating Agreement for Archipelago Ventures Hawaii, LLC, dated as of August 9, 2019.	8-K	001-37383	10.1	8/9/2019

10.16	Securities Purchase Agreement dated as of March 19, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	3/23/2018

10.17	Form of Registration Rights Agreement.	8-K	001-37383	10.2	3/23/2018

10.18	Form of Securities Purchase Agreement dated as of June 11, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2018

10.19	Form of Securities Purchase Agreement dated as of June 12, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2019

10.20	Form of Securities Purchase Agreement dated as of September 5, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	9/9/2019

10.21	Form of Letter Agreement, dated as of May 14, 2020.	8-K	001-37383	10.1	5/18/2020

10.22	Form of Letter Agreement, dated as of July 6, 2020.	8-K	001-37383	10.1	7/8/2020

10.23	Form of Securities Purchase Agreement dated as of December 18, 2020, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	12/22/2020

10.24	Form of Securities Purchase Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	1/29/2021

10.25	Form of Registration Rights Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	1/29/2021

10.26	Form of Securities Purchase Agreement, dated as of August 12, 2022, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	8/16/2022

10.27	Form of Securities Purchase Agreement dated as of March 2, 2023, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	3/3/2023

10.28	Form of Registration Rights Agreement dated as of March 2, 2023, between Arcadia	8-K	001-37383	10.2	3/3/2023

	Biosciences, Inc. and each purchaser named on the signature pages thereto.

10.29	Form of Investment Option Amendment, dated as of March 2, 2023.	8-K	001-37383	10.3	3/3/2023

10.30+	Master Transaction Agreement.	8-K	001-37383	10.2	12/22/2020

10.31+	Asset Purchase Agreement dated May 17, 2021, by and among Arcadia, Buyer, Seller, Eko, Lief, Zola and Parent.	8-K	001-37383	10.1	5/21/2021

10.32+±	Asset Purchase Agreement	8-K	001-37383	10.1	5/17/2024

10.33+±	Asset Purchase Agreement	8-K	001-37383	10.1	5/20/2024

10.34	Promissory Note	8-K	001-37383	10.2	5/20/2024

10.35	Security Agreement	8-K	001-37383	10.3	5/20/2024

10.36	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer	8-K	001-37383	10.1	8/23/2024

10.37	Employment Letter and Severance and Change in Control Agreement for Mark Kawakami	8-K	001-37383	10.2	8/23/2024

19.1	Insider Trading Disclosure Policy					X

21.1	List of subsidiaries of the Registrant.	S-1	333-262407	21.1	1/28/2022

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	10-K	001-37383	23.1	3/25/2025

24.1	Power of attorney (included in the signature page to 2024 10-K filing).	10-K	001-37383	24.1	3/25/2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37383	32.1	3/25/2025

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37383	32.2	3/25/2025

97.1	Dodd-Frank Clawback Policy.	10-K	001-37383	97.1	3/28/2024

101.INS	Inline XBRL Instance Document.	X^

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.	X^

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).	X^

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

^ Previously filed on March 25, 2025 as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIA BIOSCIENCES, INC.

Date: April 30, 2025	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2025	By:	/s/ MARK KAWAKAMI
Mark Kawakami
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer	Director	April 30, 2025

/s/ *
Albert D. Bolles	Director	April 30, 2025

/s/ *
Kevin Comcowich	Director	April 30, 2025
/s/ *
Lilian Shackelford Murray	Director	April 30, 2025

/s/ *
Gregory D. Waller	Director	April 30, 2025

/s/ *
Amy Yoder	Director	April 30, 2025

/s/ *
Deborah D. Carosella	Director	April 30, 2025

* By: /s/ Thomas J. Schaefer

Thomas J. Schaefer

Attorney-in-fact