Form 10-Q
period 2025-03-31
Arcadia Biosciences, Inc.
filed 2025-05-08
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 1,367,040 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,159	$4,242
Accounts receivable and other receivables, net of allowance for doubtful accounts of $0 as of March 31, 2025 and December 31, 2024	1,615	1,175
Inventories — current	1,285	904
Note receivable — current	1,964	1,894
Prepaid expenses and other current assets	727	931
Current assets of discontinued operations — GoodWheat	96	96
Total current assets	8,846	9,242
Property and equipment, net	28	41
Right of use asset	19	137
Intangible assets, net	39	39
Note receivable — noncurrent	3,966	3,966
Other noncurrent assets	92	92
Total assets	$12,990	$13,517
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,895	$2,108
Amounts due to related parties	30	30
Operating lease liability — current	21	155
Other current liabilities	270	270
Total current liabilities	2,216	2,563
Common stock warrant and option liabilities	869	2,731
Other noncurrent liabilities	1,000	2,000
Total liabilities	4,085	7,294
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 1,367,040 and 1,364,940 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	65	65
Additional paid-in capital	285,119	285,036
Accumulated deficit	(276,279)	(278,878)
Total stockholders' equity	8,905	6,223
Total liabilities and stockholders’ equity	$12,990	$13,517

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product	$1,200	$987
Total revenues	1,200	987
Operating expenses (income):
Cost of revenues	682	471
Research and development	—	6
Gain on sale of intangible assets	(750)	—
Impairment of property and equipment	—	36
Change in fair value of contingent consideration	(1,000)	—
Selling, general and administrative	1,738	2,062
Total operating expenses	670	2,575
Income (loss) from continuing operations	530	(1,588)
Interest income	207	45
Other income, net	—	3
Change in fair value of common stock warrant and option liabilities	1,862	593
Net income (loss) from continuing operations	2,599	(947)
Net loss from discontinued operations	—	(1,476)
Net income (loss) attributable to common stockholders	$2,599	$(2,423)
Net income (loss) per share attributable to common stockholders:
Basic from continuing operations	$1.90	$(0.70)
Basic from discontinued operations	$—	$(1.08)
Net income (loss) per basic share attributable to common stockholders	$1.90	$(1.78)
Diluted from continuing operations	$1.90	$(0.70)
Diluted from discontinued operations	$—	$(1.08)
Net income (loss) per diluted share attributable to common stockholders	$1.90	$(1.78)
Weighted-average number of shares used in per share calculations:
Basic	1,366,060	1,361,657
Diluted	1,366,203	1,361,657
Other comprehensive income (loss), net of tax
Unrealized gains on available-for-sale securities	$—	$60
Other comprehensive income	$—	$60
Comprehensive income (loss) attributable to common stockholders	$2,599	$(2,363)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2024	1,364,940	$65	$285,036	$(278,878)	$—	$—	$6,223
Issuance of shares related to employee stock purchase plan	2,100	—	5	—	—	—	5
Stock-based compensation	—	—	78	—	—	—	78
Net income	—	—	—	2,599	—	—	2,599
Balance at March 31, 2025	1,367,040	$65	$285,119	$(276,279)	$—	$—	$8,905

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2023	1,285,337	$65	$284,515	$(271,840)	$101	$(138)	$12,703
Issuance of shares related to March 2023 pre-funded warrants exercise	75,000	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	2,503	—	5	—	—	—	5
Stock-based compensation	—	—	138	—	—	—	138
Unrealized gains on available-for-sale securities	—	—	—	—	60	—	60
Net loss	—	—	—	(2,423)	—	—	(2,423)
Balance at March 31, 2024	1,362,840	$65	$284,658	$(274,263)	$161	$(138)	$10,483

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,599	$(2,423)
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(1,862)	(593)
Change in fair value of contingent consideration	(1,000)	—
Depreciation	13	51
Lease amortization	104	177
Amortization of note receivable	(69)	—
Loss on sale of property and equipment	—	2
Gain on sale of intangible assets	(750)	—
Stock-based compensation	78	138
Impairment of property and equipment	—	36
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(193)	(246)
Inventories	(381)	303
Prepaid expenses and other current assets	205	275
Accounts payable and accrued expenses	(213)	(678)
Amounts due to related parties	—	17
Operating lease liabilities	(119)	(269)
Net cash used in operating activities	(1,588)	(3,210)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets	500	—
Proceeds from sale of property and equipment	—	17
Purchases of property and equipment	—	(13)
Net cash provided by investing activities	500	4
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ESPP purchases	5	5
Net cash provided by financing activities	5	5
Net decrease in cash and cash equivalents	(1,083)	(3,201)
Cash and cash equivalents — beginning of period	4,242	6,518
Cash and cash equivalents — end of period	$3,159	$3,317
NONCASH INVESTING AND FINANCING ACTIVITIES:
Proceeds from sale of property and equipment in accounts receivable and other receivables	$—	$12
Purchases of property and equipment in accounts payable and accrued expenses	$—	$13
Right of use assets obtained in exchange for new operating lease liabilities	$—	$86
Proceeds from sale of intangible assets in accounts receivable and other receivables	$250	$—

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

Arcadia has leveraged its history as a leader in science-based approaches to develop high value products and drive innovation in the consumer goods industry. Since acquiring the assets of Zola in May 2021, Arcadia has provided consumers with a way to rehydrate, reset, and reenergize with Zola coconut water products. Previously, Arcadia developed products primarily in wheat, which it commercialized through the sales of seed, grain and food products, as well as through trait licensing and royalty agreements.

On March 28, 2025, Arcadia entered into an agreement with Bioceres Crop Solutions Corp. ("BIOX") pursuant to which BIOX agreed to transfer to the Company all rights and materials relating to certain soy traits that were included in licenses granted by the Company to BIOX in the November 2020 sale of Verdeca. In addition, BIOX agreed to pay a total of $750,000 to the Company. The Company agreed to transfer to BIOX all of the Company's granted patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, the parties agreed to amend a previous agreement between the parties to eliminate any obligation to pay the Company future product royalties under the agreement. The Company recorded a gain of $750,000 on the condensed consolidated statement of operations and comprehensive income (loss) related to this transaction as the patents, pending applications and future product royalties have no carrying value. As of March 31, 2025, the Company received payment for $500,000 of the $750,000. The Company received payment for the remaining $250,000 in April 2025.

On December 4, 2024, Arcadia, Roosevelt Resources LP (“Roosevelt” or the “Partnership”) and Elliott Roosevelt, Jr. and David A. Roosevelt, in their capacities as representatives of the limited partners of the Partnership entered into a Securities Exchange Agreement (as it may be amended from time to time, the “Exchange Agreement”). Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions contemplated by the Exchange Agreement (the "Closing"), Arcadia agreed to issue shares of its common stock to the limited partners of Roosevelt in exchange for all of the limited partnership interests of Roosevelt and to the sole member of the general partner of Roosevelt (together with the limited partners, referred to collectively as the “Limited Partners”) in exchange for its membership interest (together with the limited partnership interests of the Limited Partners, the “Partner Interests”) in the limited liability company that is the general partner of Roosevelt (such exchange, contributions and issuances referred to as the “Exchange”). As a result of the Exchange, Arcadia will continue and Roosevelt will continue as a wholly owned subsidiary of Arcadia. Upon completion of the Exchange, and based on the number of shares issuable pursuant to the Exchange Agreement (and assuming that no other shares are issuable to third parties in connection with the Closing), the Limited Partners and the Arcadia stockholders as of immediately prior to the Closing will own 90% and 10%, respectively, of the shares of common stock of Arcadia outstanding immediately after the Closing. On February 14, 2025, the Company filed a registration statement on Form S-4 with the SEC relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to a meeting of stockholders of the Company to be held to vote on proposals approve the issuance of shares pursuant to the Exchange Agreement and related proposals. On April 30, 2025, the parties to the Exchange Agreement entered into a First Amendment to Securities Exchange Agreement. See Note 18 for additional information.

On May 16, 2024, Arcadia sold the GoodWheat™ brand to Above Food Corp. for net consideration of $3.7 million. The strategic decision to sell GoodWheat enabled the Company to monetize its intellectual property early. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. The disposition of GoodWheat met the "held for sale" criteria per ASC 205-20-45-1B and represented a strategic shift that had a major effect on the Company's operations and financial results. As a result, the financial statements and related notes as of March 31, 2025 and 2024 reflect the GoodWheat disposition as a discontinued operation. The disposition of GoodWheat resulted in a loss of $1,500 during the second quarter of 2024. Refer to Notes 3 and 7 for further details of the transaction.

On May 14, 2024, Arcadia sold its non-GMO Resistant Starch (“RS”) durum wheat trait to longtime partner Corteva Agriscience (“Corteva”) for total cash consideration of $4.0 million. Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. Refer to Note 9 for further details of the transaction.

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

The information included in these condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2025.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current year presentation. For a discussion of the reclassification of the financial presentation of our former GoodWheat brand reported as discontinued operations, see Note 3. Unless otherwise noted, amounts and disclosures throughout these notes to condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations.

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity financings. As of March 31, 2025, the Company had an accumulated deficit of $276.3 million, cash and cash equivalents of $3.2 million and current note receivable of $2.0 million. For the three months ended March 31, 2025, the Company had net income of $2.6 million and net cash used in operations of $1.6 million. For the twelve months ended December 31, 2024, the Company had net loss of $7.0 million and net cash used in operations of $9.6 million.

With cash and cash equivalents of $3.2 million and current note receivable of $2.0 million as of March 31, 2025, the Company believes that its existing cash and cash equivalents and current note receivable will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2024, the Company entered into a business combination agreement with Roosevelt Resources, LP. However, the Company may still seek to raise additional funds through debt or equity financings. The sale of additional equity would result in dilution to the Company’s stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for additional operating and financing covenants that would restrict operations. If the Company requires additional funds and is unable to secure adequate additional funding on terms acceptable to the Company, the Company may be forced to reduce spending, extend payment terms with suppliers, or liquidate assets. Any of these actions could materially harm the Company's business, results of operations and financial condition.

2. Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update, among other things, require quantitative disclosures for employee compensation, selling expenses and purchases of inventory. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on our financial statements and disclosures.

3. Discontinued Operations

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

Major classes of line items constituting the balance sheet of discontinued operations:

(In thousands)	March 31, 2025	December 31, 2024
Assets
Accounts receivable and other receivables	$96	$96
Total assets	$96	$96

Major classes of line items constituting net loss from discontinued operations:

	Three Months Ended March 31,
	2025	2024
(In thousands)
Product revenue	$—	$268
Cost of revenues	—	(349)
Research and development	—	(267)
Loss on sale of property and equipment	—	(2)
Selling, general and administrative	—	(1,126)
Net loss from discontinued operations	$—	$(1,476)

The following table presents cash and non-cash items of discontinued operations:

	Three Months Ended March 31,
(In thousands)	2025	2024
Depreciation	$—	$32
Loss on sale of property and equipment	$—	$2
Inventories	$—	$243
Accounts payable and accrued expenses	$—	$(109)
Proceeds from sale of property and equipment	$—	$17

There were no other operating or investing cash or non-cash items for the three months ended March 31, 2025 and 2024.

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

Inventories, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$420	$289
Finished goods	865	615
Inventories	$1,285	$904

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Software and computer equipment	291	291
Furniture and fixtures	32	32
Leasehold improvements	1,584	1,584
Property and equipment, gross	1,907	1,907
Less: accumulated depreciation and amortization	(1,879)	(1,866)
Property and equipment, net	$28	$41

Depreciation expense was $13,000 and $51,000 for the three months ended March 31, 2025 and 2024, respectively.

During the first quarter of 2024, the Company recorded an impairment of $36,000 related to Archipelago property and equipment held for sale. During the second quarter of 2024, all Archipelago property and equipment previously held for sale were sold.

6. Investments and Fair Value Instruments

Investments

The investments are carried at fair value, based on quoted market prices or other readily available market information. Unrealized and realized gains and losses are recognized as other income in the consolidated statements of operations and comprehensive income (loss).

The following tables summarize the amortized cost and fair value of the investment securities portfolio at March 31, 2025 and December 31, 2024:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2025
Cash equivalents:
Money market funds	$2,034	$—	$—	$2,034
Total Assets at Fair Value	$2,034	$—	$—	$2,034

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2024
Cash equivalents:
Money market funds	$2,757	$—	$—	$2,757
Total Assets at Fair Value	$2,757	$—	$—	$2,757

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of March 31, 2025.

Fair Value Measurement

The fair value of the investment securities at March 31, 2025 were as follows:

	Fair Value Measurements at March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$2,034	$—	$—	$2,034
Total Assets at Fair Value	$2,034	$—	$—	$2,034

The fair value of the investment securities at December 31, 2024 were as follows:

	Fair Value Measurements at December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$2,757	$—	$—	$2,757
Total Assets at Fair Value	$2,757	$—	$—	$2,757

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2025 or 2024. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and other receivables, note receivable, accounts payable and accrued liabilities. For accounts receivable and other receivables and accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2025 and December 31, 2024 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value. The note receivable is recorded at amortized cost. The amortized cost of the note receivable is considered approximate fair value due to its variable interest rate.

The Company’s Level 3 liabilities consist of a contingent liability resulting from the Anawah, Inc. ("Anawah") acquisition as described in Note 14, as well as preferred investment options related to the March 2023 Private Placement and August 2022 Registered Direct offerings.

The contingent liability related to the Anawah acquisition was measured and recorded on a recurring basis as of March 31, 2025 and December 31, 2024, using unobservable inputs, namely the Company’s ability and intent to pursue certain specific products developed using technology acquired in the purchase. A significant deviation in the Company’s ability and/or intent to pursue the technology acquired in the purchase could result in a significantly lower (higher) fair value measurement.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions as of March 31, 2025 and December 31, 2024:

	March 2023 Options - Series A & March 2023 Placement Agent Options		August 2022 Options & August 2022 Placement Agent Options
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Remaining term (in years)	2.89	3.14	2.42	2.67
Expected volatility	94.8%	101.7%	97.3%	95.9%
Risk-free interest rate	3.9%	4.3%	3.9%	4.3%
Expected dividend yield	—	—	—	—

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

The following table sets forth the establishment of the Company’s Level 3 assets and liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	March 2023 Options - Series A	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Note Receivable Bifurcated Derivatives	Contingent Liabilities	Total
Balance as of December 31, 2024	$2,285	$90	$349	$7	$250	$2,000	$4,981
Change in fair value	(1,562)	(59)	(236)	(5)	—	(1,000)	(2,862)
Balance as of March 31, 2025	$723	$31	$113	$2	$250	$1,000	$2,119

7. Note Receivable and Embedded Derivatives

On May 16, 2024, the Company sold the GoodWheat brand to Above Food for net consideration of $3.7 million. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. A loss of $1,500 was recognized in the condensed consolidated statements of operations and comprehensive loss during the second quarter of 2024, related to the sale.

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

The Company accounted for the promissory note as a note receivable in accordance with ASC 310. The Company did not elect the fair value option and since the Company intends to and has the ability to hold the promissory note to maturity, it has been classified as held for investment and is reported on the condensed consolidated balance sheet at amortized cost. The first installment payment due in 2025 is classified as current and the remaining installment payments due in 2026 and 2027 are classified as noncurrent on the condensed consolidated balance sheets.

The promissory note was recorded at a discount of $545,000, which is being amortized over the term of the promissory note using the effective interest method. The Company recognized discount amortization and interest of $69,000 and $111,000 in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025, respectively.

Embedded Derivatives

The contingent features of the promissory note were evaluated for bifurcation in accordance with ASC 815. The contingent features requiring bifurcation had an estimated fair value of $250,000 as of the transaction date and as of March 31, 2025. The estimated fair value of the contingent features is reported in note receivable – noncurrent on the condensed consolidated balance sheet as of March 31, 2025.

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

9. Collaborative Arrangements

In August 2017, the Company entered into a collaborative arrangement for the research, development and commercialization of our non-GMO RS durum wheat trait in North America. This collaborative arrangement was a contractual agreement with Corteva and involved joint operating activities where both Arcadia and Corteva were active participants in the activities of the collaboration. Arcadia and Corteva participated in the research and development, and Arcadia had the primary responsibility for the intellectual property strategy while Corteva generally led the marketing and commercialization efforts. Both parties were exposed to significant risks and rewards of the collaboration and the agreement included both cost sharing and profit sharing. The activities were performed with no guarantee of either technological or commercial success.

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

10. Leases

Operating Leases

As of March 31, 2025, the Company leases office space in Dallas, TX and Sacramento, CA. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis.

Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years. The exercise of lease renewal options is at the Company’s sole discretion. In January 2024, the Company exercised its option to renew the facility lease in American Falls, Idaho for one year through December 31, 2024. The lease renewal resulted in recognition of additional right-of-use asset and lease liability of $86,000 on the condensed consolidated balance sheet. The Company subsequently terminated the facility lease in American Falls, Idaho effective July 2024.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Right of use asset	$19	$137
Total leased assets		$19	$137
Liabilities
Current - Operating	Operating lease liability- current	$21	$155
Total leased liabilities		$21	$155

Lease Cost	Classification	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease cost	SG&A Expenses	$119	$265
Short term lease cost	SG&A Expenses	3	3
Sublease income (1)	SG&A Expenses	(143)	(121)
Net lease (income) cost		$(21)	$147

(1)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	0.5	0.6
Weighted-average discount rate	6.5%	6.5%

11. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of March 31, 2025 and December 31, 2024, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2024	Outstanding at December 31, 2024	Exercised during the Three Months Ended March 31, 2025	Outstanding at March 31, 2025
March 2023 Pre-Funded Warrants	Mar-23	perpetual	$ —	(75,000)	—	—	—
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	—	1,000	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	—	1,000	—	1,000
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	—	9,846	—	9,846
December 2020 Warrants (2)	December 2020	5.5 years	$9.00	—	16,367	—	16,367
December 2020 Warrants	December 2020	5.5 years	$120.00	—	49,100	—	49,100
December 2020 Placement Agent Warrants	December 2020	5 years	$152.80	—	3,274	—	3,274
July 2020 Warrants (2)	July 2020	5.5 years	$9.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	—	802	—	802
May 2020 Warrants (2)	May 2020	5 years	$9.00	—	9,946	—	9,946
May 2020 Warrants	May 2020	5 years	$191.20	—	24,863	—	24,863
May 2020 Placement Agent Warrants	May 2020	5 years	$245.20	—	1,741	—	1,741
January 2021 Warrants (2)	January 2021	5.5 years	$9.00	—	7,831	—	7,831
January 2021 Warrants	January 2021	5.5 years	$125.20	—	90,629	—	90,629
September 2019 Warrants (2) (3)	September 2019	5.5 years	$9.00	—	9,892	—	—
September 2019 Warrants (3)	September 2019	5.5 years	$300.80	—	6,594	—	—
June 2019 Warrants (3)	June 2019	5.5 years	$200.00	—	10,896	—	—
Total				(75,000)	259,817	—	232,435

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) These warrants were repriced as part of the March 2023 Private Placement offering.

(3) These warrants expired during the three months ended March 31, 2025.

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

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2024	Outstanding at December 31, 2024	Exercised during the Three Months Ended March 31, 2025	Outstanding at March 31, 2025
March 2023 Options - Series A	March 2023	5 years	$9.00	—	666,334	—	666,334
March 2023 Placement Agent Options	March 2023	5 years	$11.25	—	33,317	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	—	118,063	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	5,904	—	5,904
Total				—	823,618	—	823,618

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

On June 25, 2024, the shareholders approved an amendment to the Company’s 2015 Plan that increased the number of shares of common stock that may be issued under the 2015 Plan by 200,000 shares and increased the maximum number of shares of common stock issuable to employees, including our officers and directors, in any fiscal year from 9,375 shares to 50,000 shares. On February 2, 2022, former president and chief executive officer of the Company, Stanley Jacot, Jr. was hired. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants were issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of March 31, 2025, a total of 338,341 shares of common stock were reserved for issuance under the 2015 Plan, of which 147,038 shares of common stock are available for future grant. As of March 31, 2025, a total of 9 and 191,303 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2024, a total of 40 and 205,236 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 199 inducement options were outstanding as of March 31, 2025 and December 31, 2024.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2024	205,475	$21.00	$516,378
Options expired	(13,964)	$98.37	—
Outstanding — Balance at March 31, 2025	191,511	$14.92	$40,820
Vested and expected to vest — March 31, 2025	177,989	$15.82	$37,420
Exercisable — March 31, 2025	29,741	$79.12	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of March 31, 2025, there was $251,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.0 years.

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

There were no option grants during the three months ended March 31, 2025 and 2024.

The Company recognized $78,000 and $138,000 of compensation expense for stock options awards during the three months ended March 31, 2025 and 2024, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of March 31, 2025, the number of shares of common stock reserved for future issuance under the ESPP is 1,108. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of March 31, 2025, 10,171 shares had been issued under the ESPP. The Company recorded $3,000 and $2,000 of ESPP related compensation expense during the three months ended March 31, 2025 and 2024, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three months ended March 31, 2025 and 2024. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

During the three months ended March 31, 2025, there were no material changes to the Company’s uncertain tax positions.

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

14. Commitments and Contingencies

Leases

The Company leases office space under operating lease agreements having initial lease terms ranging from one to five years, including certain renewal options available to the Company at market rates. See Note 10.

Legal Matters

From time to time, the Company may be subject to legal proceedings, actions, claims, suits, or investigations arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, claims relating to our products, labor and employment claims and other matters. Any litigation or other proceedings could divert management time and attention, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Except as described below, the Company is not currently involved in any legal proceedings that the Company believes are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

On March 6, 2025, a complaint was filed in the Superior Court of the State of California for the County of San Francisco by the Center for Environmental Health, a non-profit corporation (the "plaintiff"), against approximately 28 named companies, including several major retailers and manufacturers such as Walmart, Whole Foods Market, Smart & Final Stores, and Raleys, as well as many companies that manufacture and market coconut water products, including the Company, alleging violations of the California Safe Drinking Water and Toxic Enforcement Act, known as Proposition 65. Proposition 65 requires, among things, that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. The complaint contends that the defendants violated Proposition 65 by knowingly and intentionally exposing individuals in California to Bisphenol A ("BPA") in coconut water containers. The complaint states that the plaintiff's claims against the Company are limited to the Company's coconut water products packaged in cans. The complaint seeks injunctive relief, including an injunction prohibiting defendants from offering coconut water products sold in California without either reducing the BPA level in the product such that no Proposition 65 warnings are required or providing prior clear and reasonable warnings, and civil penalties. As of the date of this Report, the Company has not responded to the complaint, and intends to vigorously defend against the claims. Due in part to the early stage of the proceedings, the Company cannot predict the outcome of this matter at this time.

As disclosed above, on December 4, 2024, the Company entered into the Exchange Agreement with Roosevelt providing for the Exchange transaction, and on February 14, 2025, the Company filed a registration statement on Form S-4 with the SEC, including a preliminary proxy statement/prospectus, relating to shares to be issued in the transaction and a meeting of stockholders of the Company to be held to approve the issuance of shares in the transaction and related proposals. Since the date of filing of the registration statement, the Company has received several letters (the "Demand Letters") from counsel to purported stockholders of the Company. Each letter asserts that the preliminary proxy statement included in the registration statement was deficient and demanded that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that corrective disclosures are required to be included in the registration statement to address alleged material misstatements and omissions in the registration statement and that the proxy statement/prospectus contains materially incomplete and misleading information concerning, among other matters, financial projections, financial analysis performed by the entity that provided a fairness opinion to the Company's board of directors in connection with the transaction, potential conflicts of interest involving the Company's financial advisor in connection with the transaction and the Company's insiders, and possible breach of fiduciary duties by the directors of executive officers of the Company in connection with the transaction. Certain of the Demand Letter include a request for inspection of certain books and records of the Company pursuant to Delaware corporate law. It is possible that additional, similar letters may be received, or complaints filed. If this occurs, except as may be required by law, the Company does not intend to announce the filing of any such additional demand letter or any such complaint. The Company believes that the allegations in the Demand Letters are without merit and intends to vigorously defend itself against any complaint that may be filed.

The matters described in this section could divert management time and attention from the Company, and could involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such proceedings could have a material adverse effect on the Company.

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, to purchase Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. During 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. During March 2025, the Company decided to abandon one of the two remaining technologies. As of March 31, 2025, the Company continues to pursue or is otherwise liable for a development program using the one remaining technology and believes that the contingent liability is probable. As a result, $1.0 million remains on the condensed consolidated balance sheet as an other noncurrent liability.

Contracts

The Company has exited all contract research agreements and has no additional funding commitments previously associated with these agreements.

The Company licenses certain technologies via executed agreements (“In-Licensing Agreements”) that were used to develop and advance the Company’s own technologies. These technologies have subsequently been sublicensed to unrelated parties.

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

15. Segment Reporting

The Company has one operating and reportable segment, which derives revenue primarily from the sale of Zola coconut water. The Company's Chief Executive Officer is the Company’s chief operating decision maker ("CODM"). The CODM uses net income (loss) for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on consolidated net income (loss) (from continuing operations) as reported on the consolidated statements of operations and comprehensive income (loss). The CODM considers budget-to-actual variances on a monthly basis for net income (loss) when making decisions. Segment assets provided to the CODM are consistent with those reported on the consolidated balance sheets.

Information about the Company’s segment operations during the three months ended March 31, 2025 and 2024, are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues	$1,200	$987
Product COGS	(569)	(316)
Other Adjustments	(113)	(155)
Human capital & technology	(464)	(955)
Corporate expenses	(402)	(304)
Advertising & marketing	(11)	(8)
Outside services	(589)	(700)
Depreciation	(13)	(51)
Other SG&A	(259)	(45)
Interest income	207	45
Change in fair value of common stock warrant and option liabilities	1,862	593
Other segment items	1,750	(39)
Net income (loss) from continuing operations	$2,599	$(947)

Other segment items consist of research and development expenses, gain on sale of intangible assets, change in fair value of contingent consideration, impairment of property and equipment, and other income.

16. Net Income (Loss) per Share

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

	For the Three Months Ended March 31,
	2025	2024
Net income (loss) per share - Basic
Numerator:
Net income (loss) attributable to common stockholders	$2,599	$(2,423)
Denominator:
Weighted average number of common shares outstanding	1,366,060	1,361,657
Basic net income (loss) per share attributable to common stockholders:	$1.90	$(1.78)
Net income (loss) per share - Diluted
Numerator:
Net income (loss) attributable to common stockholders	$2,599	$(2,423)
Denominator:
Weighted average number of common shares outstanding	1,366,060	1,361,657
Effect of dilutive stock options	143	—
Effect of dilutive warrants	—	—
Weighted average number of common shares outstanding - diluted	1,366,203	1,361,657
Diluted net income (loss) per share attributable to common stockholders:	$1.90	$(1.78)

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF was $30,000 as of March 31, 2025 and December 31, 2024, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

Product sales related to intellectual property developed under research funding from BHL ceased as of December 31, 2024. The royalty fees due to JSF for sales in 2024 were paid in April 2025 and no future royalty fees are expected.

18. Subsequent Events

On April 30, 2025, the parties to the Exchange Agreement entered into a First Amendment to Securities Exchange Agreement (the “Amendment”). The Amendment amended certain provisions of the Exchange Agreement, including without limitation the following: (i) the “Termination Date” provided for in one of the closing conditions described in the Exchange Agreement, which allows a party to terminate the Exchange Agreement if the Closing (as defined in the Exchange Agreement) has not occurred by May 15, 2015, was amended to be August 15, 2025; (ii) the provisions governing the number of shares of common stock that are issuable to the Limited Partners of Roosevelt were amended so that the number is calculated such that the number of shares to be issued to the Limited Partners equals 90% of the number of shares of common stock outstanding immediately after the Closing giving effect to the number of shares issuable to the Limited Partners (and ignoring and not giving effect to any other shares of common stock that may be issuable to any other persons in connection with or immediately after the Closing) (the “Exchange Shares”), without any possible upward or downward adjustments to the number of Exchange Shares to be issued based on the amount of cash and cash equivalents of the Company as of the Closing Date; and (iii) certain definitions related to determination of the Company’s cash amount at the Closing Date were eliminated.

As discussed in Notes 1 and 7 above, on May 14, 2024, Arcadia and its wholly-owned subsidiary Arcadia Wellness, LLC entered into an Asset Purchase Agreement (“Purchase Agreement”), Promissory Note and a related Security Agreement, with Above Food Corp., a corporation formed under the laws of Saskatchewan (“Parent”), and Above Food Ingredients Corp., a Delaware corporation and wholly owned subsidiary of Parent (together with Parent, “Buyer”). Pursuant to the Purchase Agreement, Arcadia and Wellness sold to Buyer certain assets relating to Arcadia’s GoodWheat business and transferred to Buyer $2,000,000 of cash. As consideration for the purchased assets and the $2,000,000 cash payment, Parent and Buyer issued a promissory note, dated May 14, 2024, in favor of Arcadia in the original principal amount of $6,000,000 (“Promissory Note”). On each of the first, second and third anniversaries of the Promissory Note, accrued interest and $2,000,000 of principal are payable to Arcadia. The Promissory Note includes provisions that allow the Company, during certain times and by means of a notice to Parent (a "Notice"), to require Parent to issue to Arcadia a number of publicly traded shares of Parent's common stock ("Parent Shares"), and if Arcadia delivered such a notice, Parent is obligated to issue the shares to Arcadia within three business days after delivery of the notice. The Promissory Note also provided that if Parent becomes a wholly-owned subsidiary of a company with shares listed on a national securities exchange, then the term "Parent Shares" refers to the publicly traded common stock of such parent company, and Parent agreed to cause such entity to issue and register such shares as provided in the Promissory Note. Sometime after the date of the Promissory Note, Parent became a wholly-owned subsidiary of Above Food Ingredients Inc. (“AFII”), a Canadian company and foreign private issuer whose shares are listed on the Nasdaq Capital Market. The Promissory Note provides that the issuance of the Parent Shares will constitute a prepayment of the final installment payment of $2,000,000 principal of the Promissory Note that would otherwise be due on the third anniversary of the Promissory Note, but that the Buyer remains obligated to pay the first two installments of principal and interest on each of the first and second anniversaries of the date of the Promissory Note.

On May 1, 2025, Arcadia delivered a Notice to Parent pursuant to the provisions of Promissory Note, to require Parent to cause AFII to issue Parent Shares to Arcadia. The Notice indicated that pursuant to the provisions of the Promissory Note regarding the calculation and determination of the number of Parent Shares that are issuable in connection with delivery of a Notice, the number of Parent Shares issuable are approximately 3.5 million shares (the "Prepayment Shares") to be issued pursuant to the provisions of the Promissory Note. The Notice also requested, pursuant to the provisions of the Promissory Note, that Buyer begin preparation of a Form F-1 registration statement covering the resale from time to time of the Prepayment Shares by Arcadia. The Promissory Note provisions require that this registration statement be filed with the Securities and Exchange Commission by 20 calendar days from delivery of the Notice. Buyer and AFII have acknowledged receipt of the Notice and have indicated their intention to respond to the Notice.

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

On May 14, 2024, Arcadia sold its non-GMO Resistant Starch (“RS”) durum wheat trait to longtime partner Corteva Agriscience (“Corteva”) for total cash consideration of $4.0 million. Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. Refer to Note 9 to the condensed consolidated financial statements for further details of the transaction.

On May 16, 2024, Arcadia sold the GoodWheat™ brand to Above Food for net consideration of $3.7 million. The strategic decision to sell GoodWheat enabled the Company to monetize its intellectual property early. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. The disposition of GoodWheat represented a strategic shift that had a major effect on the Company's operations and financial results. As a result, the financial statements and related notes as of March 31, 2025 and 2024 reflect the GoodWheat disposition as a discontinued operation. The disposition of GoodWheat resulted in a loss of $1,500 during the second quarter of 2024. Refer to Notes 3 and 7 to the condensed consolidated financial statements for further details of the transaction.

On December 4, 2024, Arcadia, Roosevelt Resources LP (“Roosevelt” or the “Partnership”) and Elliott Roosevelt, Jr. and David A. Roosevelt, in their capacities as representatives of the limited partners of the Partnership entered into a Securities Exchange Agreement (as it may be amended from time to time, the “Exchange Agreement”). Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions contemplated by the Exchange Agreement (the "Closing"), Arcadia agreed to issue shares of its common stock to the limited partners of Roosevelt in exchange for all of the limited partnership interests of Roosevelt and to the sole member of the general partner of Roosevelt (together with the limited partners, referred to collectively as the “Limited Partners”) in exchange for its membership interest (together with the limited partnership interests of the Limited Partners, the “Partner Interests”) in the limited liability company that is the general partner of Roosevelt (such exchange, contributions and issuances referred to as the “Exchange”). As a result of the Exchange, Arcadia will continue and Roosevelt will continue as a wholly owned subsidiary of Arcadia. Upon completion of the Exchange, and based on the number of shares issuable pursuant to the Exchange Agreement (and assuming that no other shares are issuable to third parties in connection with the Closing), the Limited Partners and the Arcadia stockholders as of immediately prior to the Closing will own 90% and 10%, respectively, of the shares of common stock of Arcadia outstanding immediately after the Closing. On February 14, 2025, the Company filed a registration statement on Form S-4 with the SEC relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to a meeting of stockholders of the Company to be held to vote on proposals approve the issuance of shares pursuant to the Exchange Agreement and related proposals.

On April 30, 2025, the parties to the Exchange Agreement entered into a First Amendment to Securities Exchange Agreement (the “Amendment”). The Amendment amended certain provisions of the Exchange Agreement, including without limitation the following: (i) the “Termination Date” provided for in one of the closing conditions described in the Exchange Agreement, which allows a party to terminate the Exchange Agreement if the Closing (as defined in the Exchange Agreement) has not occurred by May 15, 2015, was amended to be August 15, 2025; (ii) the provisions governing the number of shares of common stock that are issuable to the Limited Partners of Roosevelt were amended so that the number is calculated such that the number of shares to be issued to the Limited Partners equals 90% of the number of shares of common stock outstanding immediately after the Closing giving effect to the number of shares issuable to the Limited Partners (and ignoring and not giving effect to any other shares of common stock that may be issuable to any other persons in connection with or immediately after the Closing) (the “Exchange Shares”), without any possible upward or downward adjustments to the number of Exchange Shares to be issued based on the amount of cash and cash equivalents of the Company as of the Closing Date; and (iii) certain definitions related to determination of the Company’s cash amount at the Closing Date were eliminated.

On March 28, 2025, Arcadia entered into an agreement with Bioceres Crop Solutions Corp. ("BIOX") pursuant to which BIOX agreed to transfer to the Company all rights and materials relating to certain soy traits that were included in licenses granted by the Company to BIOX in the November 2020 sale of Verdeca. In addition, BIOX agreed to pay a total of $750,000 to the Company. The Company agreed to transfer to BIOX all of the Company's granted patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, the parties agreed to amend a previous agreement between the parties to eliminate any obligation to pay the Company future product royalties under the agreement. The Company recorded a gain of $750,000 on the condensed consolidated statement of operations and comprehensive income (loss) related to this transaction as the patents, pending applications and future product royalties have no carrying value. As of March 31, 2025, the Company received payment for $500,000 of the $750,000. The Company received payment for the remaining $250,000 in April 2025.

Tariffs

On April 9, 2025, baseline tariffs imposed by the U.S. government went into effect, and at this time, the U.S. government has delayed the effective date for additional country-specific tariffs until July 2025. The impact of tariffs on the Company remains uncertain, and it is possible that features of the tariff policy may change before the country-specific tariffs take effect. We are closely monitoring the tariff landscape and are in discussions with our business partners to explore ways to mitigate the impact of tariffs on the Company. For additional information regarding the potential impacts of tariffs on our business and results of operations, see Part I, "Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025.

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

Agronomic Wheat Traits

As described in Note 1 to the condensed consolidated financial statements above, our March 2025 agreement transferred all of our patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, due to various prior agreements and transactions, Arcadia no longer retains any effective commercialization rights to its resistant starch portfolio of patents. As a result, the Company does not expect to receive any license or royalty fees in the future related to any wheat-based intellectual property rights.

Discontinued Operations

As mentioned above, Arcadia exited the GoodWheat brand. In accordance with the provisions of ASC 205-20, Arcadia has separately reported the assets and liabilities of the discontinued operations in the condensed consolidated balance sheets and the results of the discontinued operations as separate components on the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented. See Note 3 to the condensed consolidated financial statements for further information on discontinued operations.

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

Gain on sale of intangible assets

Gain on sale of intangible assets consists of the gain on sale of our reduced gluten and oxidative stability patent portfolios in March 2025.

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

Net loss from discontinued operations

Net loss from discontinued operations represents results of operations related to the discontinued GoodWheat brand. See Note 3 to the condensed consolidated financial statements for further information on discontinued operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
	(In thousands except percentage)
Revenues:
Product	$1,200	$987	$213	22%
Total revenues	1,200	987	213	22%
Operating expenses (income):
Cost of revenues	682	471	211	45%
Research and development	—	6	(6)	(100)%
Impairment of property and equipment	—	36	(36)	(100)%
Gain on sale of intangible assets	(750)	—	(750)	100%
Change in fair value of contingent consideration	(1,000)	—	(1,000)	100%
Selling, general and administrative	1,738	2,062	(324)	(16)%
Total operating expenses	670	2,575	(1,905)	(74)%
Income (loss) from continuing operations	530	(1,588)	2,118	(133)%
Interest income	207	45	162	360%
Other income, net	—	3	(3)	(100)%
Change in fair value of common stock warrant and option liabilities	1,862	593	1,269	214%
Net income (loss) from continuing operations	2,599	(947)	3,546	(374)%
Net loss from discontinued operations	—	(1,476)	1,476	(100)%
Net income (loss) attributable to common stockholders	$2,599	$(2,423)	$5,022	(207)%

Revenues

Product revenues increased $213,000, or 22%, and consisted entirely of Zola coconut water sales during the three months ended March 31, 2025 compared to the same period in 2024. Zola revenues increased $567,000, or 90% during the three months ended March 31, 2025 compared to the same period in 2024. This was primarily driven by an increase in distribution resulting in higher sales volume. The Company did not implement any price increases during 2024 or the first quarter of 2025. Revenues for the three months ended March 31, 2024 included $354,000 from GLA oil.

Cost of revenues

Cost of revenues increased by $211,000, or 45%, and consisted entirely of Zola coconut water costs during the three months ended March 31, 2025 compared to the same period in 2024. Zola cost of revenues increased $244,000, or 56% during the three months ended March 31, 2025 compared to the same period in 2024 driven by the increase in Zola unit sales. Cost of revenues for the three months ended March 31, 2024 included $33,000 from GLA oil.

Research and development

Research and development expenses decreased by $6,000, or 100%, during the three months ended March 31, 2025 compared to the same period in 2024 reflecting our strategy to develop the Zola brand by leveraging our existing resources and minimizing new investment.

Impairment of property and equipment

During the three months ended March 31, 2024, the Company recognized impairment of property and equipment held for sale related to Archipelago of $36,000. There was no such impairment of property and equipment during the three months ended March 31, 2025.

Gain on sale of intangible assets

During 2025, the Company realized a gain of $750,000 related to the sale of our reduced gluten and oxidative stability patent portfolios in March 2025. There was no such gain recorded during 2024.

Change in fair value of contingent consideration

During the three months ended March 31, 2025, the change in the fair value of contingent consideration was due to the gain of $1.0 million associated with the reduction of our contingent liability as the result of a decision to abandon a program with respect to which a contingent liability was previously accrued. See Note 14 to the condensed consolidated financial statements for details. There was no change in fair value of contingent consideration during the three months ended March 31, 2024.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $324,000, or 16%, during the three months ended March 31, 2025 compared to the same period in 2024, driven by operating costs and employee related costs in 2024 that were absent in 2025.

Interest income

During the three months ended March 31, 2025, the Company recognized interest income of $207,000, of which $180,000 was related to discount amortization and accrued interest on the promissory note from Above Food. The remaining difference was related to interest from investments. During the three months ended March 31, 2024, the Company recognized interest income of $45,000 from investments.

Other income, net

During the three months ended March 31, 2025 and 2024, the Company recognized other income of $0 and $3,000, respectively.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $1.9 million and $593,000 during the three months ended March 31, 2025 and 2024, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Net loss from discontinued operations

Net loss from discontinued operations for GoodWheat was $1.5 million during the three months ended March 31, 2024, reflecting the sale of the GoodWheat brand and related assets to Above Food during the second quarter of 2024. See Note 3 to the condensed consolidated financial statements for further information on discontinued operations.

Seasonality

The coconut water category, similar to other beverages, is seasonal. Generally, sales volumes are highest during our second and third fiscal quarters when the weather is warmer.

Liquidity & Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases for facilities, land and equipment. As of March 31, 2025, we had cash and cash equivalents of $3.2 million and current note receivable of $2.0 million. In April 2025, we received $250,000 representing the remaining payment from BIOX pursuant to our March 28, 2025 agreement, pursuant to which we transferred all of our granted patents, pending applications, related materials and documents related to our reduced gluten and oxidative stability patents. For the three months ended March 31, 2025, the Company had net income of $2.6 million and net cash used in operations of $1.6 million. For the twelve months ended December 31, 2024, the Company had net losses of $7.0 million and net cash used in operations of $9.6 million.

Going Concern; Material Cash Requirements

We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2024, we entered into an agreement with Roosevelt Resources, LP regarding a business combination transaction. However, we may still seek to raise additional funds through debt or equity financings. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for additional operating and financing covenants that would restrict operations. If we require additional funds and are unable to secure adequate additional funding at terms acceptable to us, we may be forced to reduce spending, extend payment terms with suppliers, liquidate assets, or initiate dissolution and liquidation or bankruptcy proceedings. Any of these actions could materially harm the business, results of operations and financial condition.

As noted above, through March 31, 2025, we have incurred substantial losses and may be required to obtain additional cash resources in the near term in order to support our operations and activities. The availability of required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are or could become involved could adversely affect our liquidity and financial position. No assurance can be given as to the timing or ultimate success of obtaining future funds. If we are not able to obtain additional required funding or if our business combination with Roosevelt Resources, LP is not completed, our cash resources would be significantly limited and could become depleted, and we could be required to materially reduce or suspend operations or seek dissolution and liquidation, or bankruptcy protection. In the event of dissolution and liquidation proceedings or bankruptcy proceedings, the creditors of Arcadia would have first claim on the value of the assets of Arcadia which, other than remaining cash, would most likely be liquidated in one or more transactions or a bankruptcy sale, and the common stock of Arcadia likely would have little or no value. Arcadia can give no assurance as to the magnitude of the net proceeds of such a sale and whether such proceeds and available cash would be sufficient to satisfy Arcadia’ obligations to its creditors, let alone to permit any distribution to its equity holders.

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Current assets	$8,846	$9,242
Current liabilities	2,216	2,563
Working capital surplus	$6,630	$6,679

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,588)	$(3,210)
Investing activities	500	4
Financing activities	5	5
Net decrease in cash	$(1,083)	$(3,201)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2025, was $1.6 million. With respect to our net income of $2.6 million, non-cash charges including the change in fair value of common stock warrant and option liabilities of $1.9 million, change in fair value of contingent consideration of $1.0 million, amortization of note receivable discount of $69,000, a gain on sale of intangible assets of $750,000, adjustments in our working capital accounts of $582,000, and operating lease payments of $119,000 were offset by $13,000 of depreciation, $104,000 of lease amortization and $78,000 of stock-based compensation.

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

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2025 consisted of proceeds from the sale of intangible assets of $500,000.

Cash provided by investing activities for the three months ended March 31, 2024 consisted of proceeds of $17,000 from the sale of property and equipment, offset by $13,000 of purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2025 consisted of proceeds from the purchase of ESPP shares of $5,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Please refer to Note 14 included in Part I, "Item 1. Notes to Condensed Consolidated Financial Statements" for a discussion of legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1**+	Agreement between Bioceres and Arcadia dated as of March 28, 2025					X

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL (and contained in Exhibit 101)					X

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

** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arcadia Biosciences, Inc.

May 8, 2025	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President and Chief Executive Officer

May 8, 2025	By:	/s/ MARK KAWAKAMI
Mark Kawakami
Chief Financial Officer