Form 10-Q
period 2025-06-30
Arcadia Biosciences, Inc.
filed 2025-08-14
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 1,367,040 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,376	$4,242
Short-term investments	3,067	—
Accounts receivable and other receivables, net of allowance for credit losses of $559 and $0 as of June 30, 2025 and December 31, 2024, respectively	1,264	1,175
Inventories	1,489	904
Note receivable — current, net of allowance for credit losses (Note 7)	—	1,894
Prepaid expenses and other current assets	383	931
Current assets of discontinued operations — GoodWheat	—	96
Total current assets	7,579	9,242
Property and equipment, net	12	41
Right of use asset	10	137
Intangible assets, net	39	39
Note receivable — noncurrent, net of allowance for credit losses (Note 7)	—	3,966
Other noncurrent assets	148	92
Total assets	$7,788	$13,517
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,558	$2,108
Amounts due to related parties	—	30
Operating lease liability — current	11	155
Other current liabilities	270	270
Total current liabilities	1,839	2,563
Common stock warrant and option liabilities	1,416	2,731
Other noncurrent liabilities	—	2,000
Total liabilities	3,255	7,294
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 1,367,040 and 1,364,940 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	65	65
Additional paid-in capital	285,205	285,036
Accumulated deficit	(280,737)	(278,878)
Total stockholders' equity	4,533	6,223
Total liabilities and stockholders’ equity	$7,788	$13,517

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product	$1,455	$1,306	$2,655	$2,293
Total revenues	1,455	1,306	2,655	2,293
Operating expenses (income):
Cost of revenues	824	633	1,506	1,104
Research and development	9	10	9	16
Gain on sale of intangible assets	—	(4,000)	(750)	(4,000)
Impairment of property and equipment	—	—	—	36
Change in fair value of contingent consideration	(1,000)	—	(2,000)	—
Selling, general and administrative	2,123	2,683	3,861	4,745
Total operating expenses	1,956	(674)	2,626	1,901
(Loss) income from operations	(501)	1,980	29	392
Interest income	9	150	216	195
Credit loss	(4,489)	—	(4,489)	—
Other income	1,071	150	1,071	153
Change in fair value of common stock warrant and option liabilities	(548)	(430)	1,314	163
Net (loss) income from continuing operations	(4,458)	1,850	(1,859)	903
Net loss from discontinued operations	—	(789)	—	(2,265)
Net (loss) income attributable to common stockholders	$(4,458)	$1,061	$(1,859)	$(1,362)
Net (loss) income per share attributable to common stockholders:
Basic and diluted from continuing operations	$(3.26)	$1.36	$(1.36)	$0.66
Basic and diluted from discontinued operations	$—	$(0.58)	$—	$(1.66)
Net (loss) income per basic share attributable to common stockholders	$(3.26)	$0.78	$(1.36)	$(1.00)
Weighted-average number of shares used in per share calculations:
Basic and diluted	1,367,040	1,362,840	1,366,553	1,362,249
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	$—	$31	$—	$91
Reclassification adjustment for gains on available-for-sale securities included in net (loss) income	—	(111)	—	(111)
Change in unrealized gains on available-for-sale securities	$—	$(80)	$—	$(20)
Comprehensive (loss) income	$(4,458)	$981	$(1,859)	$(1,382)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2024	1,364,940	$65	$285,036	$(278,878)	$—	$—	$6,223
Issuance of shares related to employee stock purchase plan	2,100	—	5	—	—	—	5
Stock-based compensation	—	—	78	—	—	—	78
Net income	—	—	—	2,599	—	—	2,599
Balance at March 31, 2025	1,367,040	$65	$285,119	$(276,279)	$—	$—	$8,905
Stock-based compensation	—	—	86	—	—	—	86
Net loss	—	—	—	(4,458)	—	—	(4,458)
Balance at June 30, 2025	1,367,040	$65	$285,205	$(280,737)	$—	$—	$4,533

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2023	1,285,337	$65	$284,515	$(271,840)	$101	$(138)	$12,703
Issuance of shares related to March 2023 pre-funded warrants exercise	75,000	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	2,503	—	5	—	—	—	5
Stock-based compensation	—	—	138	—	—	—	138
Unrealized gains on available-for-sale securities	—	—	—	—	60	—	60
Net loss	—	—	—	(2,423)	—	—	(2,423)
Balance at March 31, 2024	1,362,840	$65	$284,658	$(274,263)	$161	$(138)	$10,483
Issuance of shares related to March 2023 pre-funded warrants exercise	—	—	—	—	—	—	—
Issuance of shares related to reverse stock split	—	—	—	—	—	—	—
Stock-based compensation	—	—	102	—	—	—	102
Change in unrealized gains on available-for-sale securities	—	—	—	—	(80)	—	(80)
Net income	—	—	—	1,061	—	—	1,061
Balance at June 30, 2024	1,362,840	$65	$284,760	$(273,202)	$81	$(138)	$11,566

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,859)	$(1,362)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(1,314)	(163)
Change in fair value of contingent consideration	(2,000)	—
Depreciation	28	85
Lease amortization	117	352
Amortization of note receivable	(69)	(29)
Gain on disposal of property and equipment	—	(89)
Gain on sale of RS durum wheat trait	(750)	(4,000)
Gain on receipt of Above Food Ingredients, Inc. common stock	(1,067)	—
Stock-based compensation	164	240
Credit loss	4,489	—
Impairment of property and equipment	—	36
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(417)	(334)
Inventories	(585)	440
Prepaid expenses and other current assets	544	270
Other noncurrent assets	(56)	—
Accounts payable and accrued expenses	(630)	(612)
Amounts due to related parties	(30)	22
Other current liabilities	(57)	(15)
Operating lease liabilities	(129)	(507)
Net cash used in operating activities	(3,621)	(5,666)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets	750	—
Proceeds from sale of property and equipment	—	162
Proceeds from sale of investments	—	2,501
Proceeds from sale of RS durum wheat trait	—	4,000
Cash paid related to sale of GoodWheat	—	(2,000)
Purchases of property and equipment	—	(16)
Net cash provided by investing activities	750	4,647
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ESPP purchases	5	5
Net cash provided by financing activities	5	5
Net decrease in cash and cash equivalents	(2,866)	(1,014)
Cash and cash equivalents — beginning of period	4,242	6,518
Cash and cash equivalents — end of period	$1,376	$5,504
NONCASH INVESTING AND FINANCING ACTIVITIES:
Proceeds from sale of property and equipment in accounts receivable and other receivables	$—	$84
Right of use assets obtained in exchange for new operating lease liabilities	$—	$86
Note receivable recognized from sale of GoodWheat	$—	$5,705
Fair value of Above Food Ingredients, Inc. common stock received	$3,067	$—

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

On May 26, 2025, Arcadia entered into a License Termination and Patent Non-Assert Agreement (the "Bioseed Agreement") with Bioseed Research India, a division of DCM Shriram Limited ("Bioseed"). Pursuant to the Bioseed Agreement, the parties agreed to terminate a license agreement previously entered into by Arcadia and Bioseed in 2012, Arcadia agreed to not assert its rights under a patent held by Arcadia regarding certain products commercialized or that may be commercialized by Bioseed, and Bioseed agreed that if as a result of any such commercialization by Bioseed any amounts become payable to a third party pursuant to an agreement previously entered into between Arcadia and the third party, Bioseed will pay such amounts to the third party. As a result, the related $1.0 million contingent liability was eliminated from the condensed consolidated balance sheet as of June 30, 2025.

On March 28, 2025, Arcadia entered into an agreement with Bioceres Crop Solutions Corp. ("BIOX") pursuant to which BIOX agreed to transfer to the Company all rights and materials relating to certain soy traits that were included in licenses granted by the Company to BIOX in the November 2020 sale of Verdeca. In addition, BIOX agreed to pay a total of $750,000 to the Company. The Company agreed to transfer to BIOX all of the Company's granted patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, the parties agreed to amend a previous agreement between the parties to eliminate any obligation to pay the Company future product royalties under the agreement. The Company recorded a gain of $750,000 on the condensed consolidated statement of operations and comprehensive income (loss) related to this transaction as the patents, pending applications and future product royalties have no carrying value. As of June 30, 2025, the Company has received full payment for the $750,000.

On December 4, 2024, Arcadia, Roosevelt Resources LP (“Roosevelt” or the “Partnership”) and Elliott Roosevelt, Jr. and David A. Roosevelt, in their capacities as representatives of the limited partners of the Partnership entered into a Securities Exchange Agreement (as it may be amended from time to time, the “Exchange Agreement”). Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions contemplated by the Exchange Agreement (the "Closing"), Arcadia agreed to issue shares of its common stock to the limited partners of Roosevelt in exchange for all of the limited partnership interests of Roosevelt and to the sole member of the general partner of Roosevelt (together with the limited partners, referred to collectively as the “Limited Partners”) in exchange for its membership interest (together with the limited partnership interests of the Limited Partners, the “Partner Interests”) in the limited liability company that is the general partner of Roosevelt (such exchange, contributions and issuances referred to as the “Exchange”). As a result of the Exchange, Arcadia will continue and Roosevelt will continue as a wholly owned subsidiary of Arcadia. Upon completion of the Exchange, and based on the number of shares issuable pursuant to the Exchange Agreement (and assuming that no other shares are issuable to third parties in connection with the Closing), the Limited Partners and the Arcadia stockholders as of immediately prior to the Closing will own 90% and 10%, respectively, of the shares of common stock of Arcadia outstanding immediately after the Closing. On February 14, 2025, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to a meeting of stockholders of the Company to be held to vote on proposals approve the issuance of shares pursuant to the Exchange Agreement and related proposals. On April 30, 2025, the parties to the Exchange Agreement entered into a First Amendment to Securities Exchange Agreement (the “Amendment”). The Amendment amended certain provisions of the Exchange Agreement, including without limitation the following: (i) the “Termination Date” provided for in one of the closing conditions described in the Exchange Agreement, which allows a party to terminate the Exchange Agreement if the Closing (as defined in the Exchange Agreement) has not occurred by May 15, 2025, was amended to be August 15, 2025; (ii) the provisions governing the number of shares of common stock that are issuable to the Limited Partners of Roosevelt were amended so that the number is calculated such that the number of shares to be issued to the Limited Partners equals 90% of the number of shares of common stock outstanding immediately after the Closing giving effect to the number of shares issuable to the Limited Partners (and ignoring and not giving effect to any other shares of common stock that may be issuable to any other persons in connection with or immediately after the Closing) (the “Exchange

Shares”), without any possible upward or downward adjustments to the number of Exchange Shares to be issued based on the amount of cash and cash equivalents of the Company as of the Closing Date; and (iii) certain definitions related to determination of the Company’s cash amount at the Closing Date were eliminated.

On May 16, 2024, Arcadia sold the GoodWheat™ brand to Above Food Corp. ("Above Food") for net consideration of $3.7 million. The strategic decision to sell GoodWheat enabled the Company to monetize its intellectual property early. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. The disposition of GoodWheat met the "held for sale" criteria per ASC 205-20-45-1B and represented a strategic shift that had a major effect on the Company's operations and financial results. As a result, the financial statements and related notes as of June 30, 2025 and 2024 reflect the GoodWheat disposition as a discontinued operation. The disposition of GoodWheat resulted in a loss of $1,500 during the second quarter of 2024. Refer to Notes 3 and 7 for further details of the transaction.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the SEC in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, Arcadia Wellness, and Archipelago.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity financings. As of June 30, 2025, the Company had an accumulated deficit of $280.7 million and cash and cash equivalents of $1.4 million. For the six months ended June 30, 2025, the Company had net loss of $1.9 million and net cash used in operations of $3.6 million. For the twelve months ended December 31, 2024, the Company had net loss of $7.0 million and net cash used in operations of $9.6 million.

With cash and cash equivalents of $1.4 million as of June 30, 2025, the Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2024, the Company entered into a business combination agreement with Roosevelt Resources, LP. However, the Company may still seek to raise additional funds through debt or equity financings or sales of assets. The sale of additional equity would result in dilution to the Company’s stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for additional operating and financing covenants that would restrict operations. If the Company requires additional funds and is unable to secure adequate additional funding on terms acceptable to the Company, the Company may be forced to reduce spending, extend payment terms with suppliers, or liquidate assets. Any of these actions could materially harm the Company's business, results of operations and financial condition.

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

Major classes of line items constituting the balance sheet of discontinued operations:

(In thousands)	June 30, 2025	December 31, 2024
Assets
Accounts receivable and other receivables	$—	$96
Total assets	$—	$96

Major classes of line items constituting net loss from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In thousands)
Product revenue	$—	$179	$—	$447
Cost of revenues	—	(342)	—	(691)
Research and development	—	(133)	—	(400)
Gain on sale of property and equipment	—	91	—	89
Selling, general and administrative	—	(584)	—	(1,710)
Net loss from discontinued operations	$—	$(789)	$—	$(2,265)

The following table presents cash and non-cash items of discontinued operations:

	Six Months Ended June 30,
(In thousands)	2025	2024
Depreciation	$—	$37
Gain on disposal of property and equipment	$—	$(89)
Accounts receivable and other receivables	$—	$(76)
Inventories	$—	$575
Accounts payable and accrued expenses	$—	$(261)
Proceeds from sale of property and equipment	$—	$162
Proceeds from sale of property and equipment in accounts receivable and other receivables	$—	$84

There were no other operating or investing cash or non-cash items for the six months ended June 30, 2025 and 2024.

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

Inventories, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$333	$289
Finished goods	1,156	615
Inventories	$1,489	$904

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Software and computer equipment	291	291
Furniture and fixtures	32	32
Leasehold improvements	1,584	1,584
Property and equipment, gross	1,907	1,907
Less: accumulated depreciation and amortization	(1,895)	(1,866)
Property and equipment, net	$12	$41

Depreciation expense was $15,000 and $28,000 for the three and six months ended June 30, 2025, respectively. Depreciation expense was $17,000 and $48,000 for the three and six months ended June 30, 2024, respectively.

During the first quarter of 2024, the Company recorded an impairment of $36,000 related to Archipelago property and equipment held for sale. During the second quarter of 2024, all Archipelago property and equipment previously held for sale were sold.

6. Investments and Fair Value Instruments

Investments

The Company classified its investments in corporate securities of Above Food Ingredients, Inc. ("AFII") as short-term investments. The investments were carried at fair value, based on quoted market prices or other readily available market information. Unrealized and realized gains and losses are recognized as other income in the consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, the fair value of the AFII common stock was $3.1 million.

The following tables summarize the amortized cost and fair value of the investment securities portfolio at December 31, 2024:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2024
Cash equivalents:
Money market funds	$2,757	$—	$—	$2,757
Total Assets at Fair Value	$2,757	$—	$—	$2,757

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of June 30, 2025.

Fair Value Measurement

The fair value of the investment securities at June 30, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at June 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Short-term investments:
Corporate securities	3,067	—	—	3,067
Total Assets at Fair Value	$3,067	$—	$—	$3,067

	Fair Value Measurements at December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$2,757	$—	$—	$2,757
Total Assets at Fair Value	$2,757	$—	$—	$2,757

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2025 or 2024. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and other receivables, accounts payable and accrued liabilities. For accounts receivable and other receivables and accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2025 and December 31, 2024 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of preferred investment options related to the March 2023 Private Placement and August 2022 Registered Direct offerings.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions as of June 30, 2025 and December 31, 2024:

	March 2023 Options - Series A & March 2023 Placement Agent Options		August 2022 Options & August 2022 Placement Agent Options
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Remaining term (in years)	2.64	3.14	2.17	2.67
Expected volatility	94.4%	101.7%	93.3%	95.9%
Risk-free interest rate	3.7%	4.3%	3.7%	4.3%
Expected dividend yield	—	—	—	—

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

The following table sets forth the establishment of the Company’s Level 3 assets and liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	March 2023 Options - Series A	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Note Receivable Bifurcated Derivatives	Contingent Liabilities	Total
Balance as of December 31, 2024	$2,285	$90	$349	$7	$250	$2,000	$4,981
Change in fair value	(1,100)	(38)	(172)	(5)	(250)	(2,000)	(3,565)
Balance as of June 30, 2025	$1,185	$52	$177	$2	$—	$—	$1,416

7. Note Receivable and Embedded Derivatives

On May 16, 2024, the Company sold the GoodWheat brand to Above Food for net consideration of $3.7 million, pursuant to an Asset Purchase Agreement ("Purchase Agreement") and a related Security Agreement ("Security Agreement"). The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. A loss of $1,500 was recognized in the condensed consolidated statements of operations and comprehensive loss during the second quarter of 2024, related to the sale.

In connection with the transaction, Arcadia received a $6.0 million promissory note dated May 14, 2024 (the "Promissory Note"). The Promissory Note has a term of three years and accrues interest at the Wall Street Journal prime rate. On each of the first, second and third anniversaries of the Promissory Note, accrued interest and $2.0 million of principal are payable to Arcadia. The Promissory Note contains contingent features, including an option that requires Above Food to issue, or if Above Food became a wholly-owned subsidiary of a company with shares listed on a national securities exchange, then to cause such parent public company to issue and register shares of such company ("Parent Shares") as a prepayment of the final installment payment of the Promissory Note, as well as default provisions. Sometime after the date of the Promissory Note, Above Food became a wholly-owned subsidiary of AFII, a Canadian company and foreign private issuer whose shares are listed on the Nasdaq Capital Market.

The Company accounted for the Promissory Note as a note receivable in accordance with ASC 310. The Company did not elect the fair value option and since the Company intended to and had the ability to hold the Promissory Note to maturity, it was previously classified as held for investment and was reported on the condensed consolidated balance sheet at amortized cost. The first installment payment that was due in 2025 was classified as current and the remaining installment payments due in 2026 and 2027 were classified as noncurrent on the condensed consolidated balance sheets.

The Promissory Note was recorded at a discount of $545,000, which was to be amortized over the term of the Promissory Note using the effective interest method. The Company recognized discount amortization of $0 and $69,000 in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2025, respectively. The Company recognized interest of $0 and $111,000 in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2025, respectively. The Company recognized amortization and accrued interest of $29,000 and $67,000, respectively, in the condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2024.

On May 1, 2025, Arcadia delivered a notice (the "Notice") to Above Food pursuant to the provisions of Promissory Note, to require Above Food to cause AFII to issue Parent Shares to Arcadia. Pursuant to the provisions of the Promissory Note regarding the calculation and determination of the number of Parent Shares that are issuable in connection with delivery of a notice, the number of Parent Shares issuable are approximately 3.5 million shares (the "Prepayment Shares"). Subsequently, AFII issued approximately 2.7 million Prepayment Shares to the Company. The shares are restricted securities subject to restrictions on resale under U.S. SEC Rule 144 and applicable Canadian securities laws. The Company believes that approximately 800,000 additional Prepayment Shares are issuable pursuant to the Notice.

The first payment of $2.0 million of principal and accrued interest, calculated by the Company as approximately $421,000 of interest, under the Promissory Note was due on May 14, 2025. As Above Food failed to make the required first payment under the Promissory Note on such due date, the Company inquired with Above Food. In response to such inquiry, Above Food responded that it was named as a guarantor party in a bankruptcy and receivership proceeding in Canada relating to an affiliated corporation that is the subject of a bankruptcy and receivership proceeding in Canada and that a receiver was in control of Above Food's assets and activities, and as a result that it was not able to make any payments under the Promissory Note. The Company believes in light of the guarantor obligations of Above Food under the receivership proceedings, it is unlikely that Above Food will be able to make any cash payments with respect to the Promissory Note or that proceedings against Above Food would be successful in recovering such amounts. Failure to pay principal and interest when due is an event of default under the Promissory Note and the Security Agreement. Under the terms of the Promissory Note, upon the occurrence and during the continuance of an event of default, the Company may declare the entire unpaid principal amount of the Promissory Note and accrued interest, and all other amounts owing or payable under the Promissory Note or the Security Agreement, to be immediately due and payable. The Company has delivered a notice of default to Above Food and declared the entire unpaid amounts to be due and payable. In addition, pursuant to the Security Agreement, following an event of default, the Company may, by notice to Above Food, elect to require Above Food to cause AFII to issue a number of additional Parent Shares in order to satisfy Above Food's remaining indebtedness and liability to Arcadia under the Promissory Note.

As of the date that these financial statements were available to be issued, substantial doubt exists regarding whether additional Parent Shares may be issued in satisfaction of Above Food's other obligations under the Promissory Note. In light of the above uncertainties, the Company recorded a reserve for the full $4.0 million principal amount that would remain after issuance of shares pursuant to the Notice, plus accrued interest, as of June 30, 2025.

Embedded Derivatives

The contingent features of the Promissory Note were evaluated for bifurcation in accordance with ASC 815. The contingent features requiring bifurcation had an estimated fair value of $250,000 as of the transaction date and $0 as of June 30, 2025. The estimated fair value of the contingent features was reported in note receivable – noncurrent on the condensed consolidated balance sheet.

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

10. Leases

Operating Leases

As of June 30, 2025, the Company leases office space in Dallas, TX and Sacramento, CA. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis.

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

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	June 30, 2025	December 31, 2024
Assets
Operating lease assets	Right of use asset	$10	$137
Total leased assets		$10	$137
Liabilities
Current - Operating	Operating lease liability- current	$11	$155
Total leased liabilities		$11	$155

Lease Cost	Classification	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating lease cost	SG&A Expenses	$10	$242	$129	$507
Short term lease cost	SG&A Expenses	1	3	4	$6
Sublease income (1)	SG&A Expenses	—	(141)	(143)	(262)
Net lease (income) cost		$11	$104	$(10)	$251

(1)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	0.5	0.6
Weighted-average discount rate	6.5%	6.5%

11. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of June 30, 2025 and December 31, 2024, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2024	Outstanding at December 31, 2024	Exercised during the Six Months Ended June 30, 2025	Outstanding at June 30, 2025
March 2023 Pre-Funded Warrants	March 2023	perpetual	$ —	(75,000)	—	—	—
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	—	1,000	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	—	1,000	—	1,000
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	—	9,846	—	9,846
December 2020 Warrants (2)	December 2020	5.5 years	$9.00	—	16,367	—	16,367
December 2020 Warrants	December 2020	5.5 years	$120.00	—	49,100	—	49,100
December 2020 Placement Agent Warrants	December 2020	5 years	$152.80	—	3,274	—	3,274
July 2020 Warrants (2)	July 2020	5.5 years	$9.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	—	802	—	802
May 2020 Warrants (2) (3)	May 2020	5 years	$9.00	—	9,946	—	—
May 2020 Warrants (3)	May 2020	5 years	$191.20	—	24,863	—	—
May 2020 Placement Agent Warrants (3)	May 2020	5 years	$245.20	—	1,741	—	—
January 2021 Warrants (2)	January 2021	5.5 years	$9.00	—	7,831	—	7,831
January 2021 Warrants	January 2021	5.5 years	$125.20	—	90,629	—	90,629
September 2019 Warrants (2) (3)	September 2019	5.5 years	$9.00	—	9,892	—	—
September 2019 Warrants (3)	September 2019	5.5 years	$300.80	—	6,594	—	—
June 2019 Warrants (3)	June 2019	5.5 years	$200.00	—	10,896	—	—
Total				(75,000)	259,817	—	195,885

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) These warrants were repriced as part of the March 2023 Private Placement offering.

(3) These warrants expired during the six months ended June 30, 2025.

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

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2024	Outstanding at December 31, 2024	Exercised during the Six Months Ended June 30, 2025	Outstanding at June 30, 2025
March 2023 Options - Series A	March 2023	5 years	$9.00	—	666,334	—	666,334
March 2023 Placement Agent Options	March 2023	5 years	$11.25	—	33,317	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	—	118,063	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	5,904	—	5,904
Total				—	823,618	—	823,618

(1) These options were repriced as part of the March 2023 Private Placement offering.

12. Stock-Based Compensation and Employee Stock Purchase Program

Stock Incentive Plans

The Company had two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective upon the Company’s IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,860 shares of common stock reserved for future issuance, which included 259 that were transferred to and assumed by the 2015 Plan. The 2015 Plan provided for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled were added to the 2015 Plan. The maximum number of shares that may be awarded to any individual employee, including our directors and officers, during any calendar year was 9,375 shares. The 2015 Plan provided for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The exercise price for ISOs and NSOs were be granted at a price per share not less than the fair value of our common stock at the date of grant. Options granted generally vest over a four-year period; however, there might be alternative vesting schedules, as approved by the Board. Options granted, once vested, are generally exercisable for up to 10 years, after grant to the extent vested.

On June 25, 2024, the shareholders approved an amendment to the Company’s 2015 Plan that increased the number of shares of common stock that may be issued under the 2015 Plan by 200,000 shares and increased the maximum number of shares of common stock issuable to employees, including our officers and directors, in any fiscal year from 9,375 shares to 50,000 shares. In May 2025, the 2015 Plan terminated as to future awards. On February 2, 2022, former president and chief executive officer of the Company, Stanley Jacot, Jr. was hired. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants were issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of June 30, 2025, a total of 338,341 shares of common stock were reserved for issuance under the 2015 Plan. As of June 30, 2025, a total of 9 and 213,742 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2024, a total of 40 and 205,236 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 199 inducement options were outstanding as of June 30, 2025 and December 31, 2024.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2024	205,475	$21.00	$516,378
Options granted	25,000	3.88	—
Options expired	(16,525)	$92.85	—
Outstanding — Balance at June 30, 2025	213,950	$13.05	$261,550
Vested and expected to vest — June 30, 2025	201,153
Exercisable — June 30, 2025	27,818		$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of June 30, 2025, there was $249,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 0.9 years.

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (years)	6.07	—	6.07	—
Expected volatility	104%	—	104%	—
Risk-free interest rate	4.10%	—	4.10%	—
Dividend yield	—	—	—	—

The Company recognized $86,000 and $164,000 of compensation expense for stock options awards during the three and six months ended June 30, 2025, respectively. The Company recognized $102,000 and $240,000 of compensation expense for stock options awards during the three and six months ended June 30, 2024, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allowed eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provided for six-month offering periods, and at the end of each offering period, employees were able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of June 30, 2025, the number of shares of common stock reserved for future issuance under the ESPP is 1,108. The ESPP provided for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of June 30, 2025, 10,171 shares had been issued under the ESPP. The Company recorded $4,000 and $7,000 of

ESPP related compensation expense during the three and six months ended June 30, 2025, respectively. The Company recorded $2,000 and $4,000 of ESPP related compensation expense during the three and six months ended June 30, 2024, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three and six months ended June 30, 2025 and 2024. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

During the six months ended June 30, 2025, there were no material changes to the Company’s uncertain tax positions.

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

Legal Matters

From time to time, the Company may be subject to legal proceedings, actions, claims, suits, or investigations arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, claims relating to our products, labor and employment claims and other matters. Any litigation or other proceedings could divert management time and attention, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on our financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Except as described below, the Company is not currently involved in any legal proceedings that the Company believes are, individually or in the aggregate, material to the Company's business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on us because of associated cost and diversion of management time.

On March 6, 2025, a complaint was filed in the Superior Court of the State of California for the County of San Francisco by the Center for Environmental Health, a non-profit corporation (the "plaintiff"), against approximately 28 named companies, including several major retailers and manufacturers such as Walmart, Whole Foods Market, Smart & Final Stores, and Raleys, as well as many companies that manufacture and market coconut water products, including the Company, alleging violations of the California Safe Drinking Water and Toxic Enforcement Act, known as Proposition 65. Proposition 65 requires, among things, that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. The complaint contends that the defendants violated Proposition 65 by knowingly and intentionally exposing individuals in California to Bisphenol A ("BPA") in coconut water containers. The complaint states that the plaintiff's claims against the Company are limited to the Company's coconut water products packaged in cans, but the complaint also alleges that exposure to BPA occurs when individuals consume coconut water in cartons and other containers. On May 23, 2025, the plaintiff amended the complaint to name additional retailers, manufacturers and/or companies that market coconut water products. The complaint seeks injunctive relief, including an injunction prohibiting defendants from offering coconut water products sold in California without either reducing the BPA level in the product such that no Proposition 65 warnings are required or providing prior clear and reasonable warnings, and civil penalties. On July 22, 2025, the Company filed an answer to the complaint, denying liability and asserting a number of affirmative defenses. The Company intends to vigorously defend against the claims. Due in part to the early stage of the proceedings, the Company cannot predict the outcome of this matter at this time.

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

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, to purchase Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. During 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. During the first half of 2025, the Company decided to abandon one of the remaining two technologies and transferred the other to Bioseed as disclosed in Note 1. As a result, the remaining related $2.0 million contingent liability was eliminated from the condensed consolidated balance sheet as of June 30, 2025.

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

15. Segment Reporting

The Company has one operating and reportable segment, which derives revenue primarily from the sale of Zola coconut water. The Company's Chief Executive Officer is the Company’s chief operating decision maker ("CODM"). The CODM uses net (loss) income for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on consolidated net (loss) income (from continuing operations) as reported on the consolidated statements of operations and comprehensive income (loss). The CODM considers budget-to-actual variances on a monthly basis for net (loss) income when making decisions. Segment assets provided to the CODM are consistent with those reported on the consolidated balance sheets.

Information about the Company’s segment operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$1,455	$1,306	$2,655	$2,293
Product COGS	(806)	(574)	(1,375)	(890)
Other Adjustments	(18)	(59)	(131)	(214)
Human capital & technology	(552)	(1,038)	(1,016)	(1,993)
Corporate expenses	(404)	(318)	(806)	(622)
Advertising & marketing	(14)	(11)	(25)	(19)
Outside services	(906)	(998)	(1,495)	(1,698)
Depreciation	(15)	(34)	(28)	(85)
Other SG&A	(232)	(284)	(491)	(328)
Interest income	9	150	216	195
Credit loss	(4,489)	—	(4,489)	—
Change in fair value of common stock warrant and option liabilities	(548)	(430)	1,314	163
Other segment items	2,062	4,140	3,812	4,101
Net (loss) income from continuing operations	$(4,458)	$1,850	$(1,859)	$903

Other segment items consist of research and development expenses, gain on sale of intangible assets, impairment of property and equipment, change in fair value of contingent consideration, and other income.

16. Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net (loss) income per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	213,950	64,174	213,950	64,174
Warrants to purchase common stock	195,885	261,466	195,885	261,466
Preferred investment options	823,618	1,489,952	823,618	1,489,952
Total	1,233,453	1,815,592	1,233,453	1,815,592

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF was $0 and $30,000 as of June 30, 2025 and December 31, 2024, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

Product sales related to intellectual property developed under research funding from BHL ceased as of December 31, 2024. The royalty fees due to JSF for sales in 2024 were paid in April 2025 and no future royalty fees are expected.

18. Subsequent Events

Management has evaluated subsequent events through August 14, 2025, the date that the financial statements were available to be issued.

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

On May 16, 2024, Arcadia sold the GoodWheat™ brand to Above Food Corp. ("Above Food") for net consideration of $3.7 million. The strategic decision to sell GoodWheat enabled the Company to monetize its intellectual property early. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. The disposition of GoodWheat represented a strategic shift that had a major effect on the Company's operations and financial results. As a result, the financial statements and related notes as of June 30, 2025 and 2024 reflect the GoodWheat disposition as a discontinued operation. The disposition of GoodWheat resulted in a loss of $1,500 during the second quarter of 2024. Refer to Notes 3 and 7 to the condensed consolidated financial statements for further details of the transaction.

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

On March 28, 2025, Arcadia entered into an agreement with Bioceres Crop Solutions Corp. ("BIOX") pursuant to which BIOX agreed to transfer to the Company all rights and materials relating to certain soy traits that were included in licenses granted by the Company to BIOX in the November 2020 sale of Verdeca. In addition, BIOX agreed to pay a total of $750,000 to the Company. The Company agreed to transfer to BIOX all of the Company's granted patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, the parties agreed to amend a previous agreement between the parties to eliminate any obligation to pay the Company future product royalties under the agreement. The Company recorded a gain of $750,000 on the condensed consolidated statement of operations and comprehensive income (loss) related to this transaction as the patents, pending applications and future product royalties have no carrying value. As of June 30, 2025, the Company has received full payment for the $750,000.

On May 26, 2025, Arcadia entered into a License Termination and Patent Non-Assert Agreement (the "Bioseed Agreement") with Bioseed Research India, a division of DCM Shriram Limited ("Bioseed"). Pursuant to the Bioseed Agreement, the parties agreed to terminate a license agreement previously entered into by Arcadia and Bioseed in 2012, Arcadia agreed to not assert its rights under a patent held by Arcadia regarding certain products commercialized or that may be commercialized by Bioseed, and Bioseed agreed that if as a result of any such commercialization by Bioseed any amounts become payable to a third party pursuant to an agreement previously entered into between Arcadia and the third party, Bioseed will pay such amounts to the third party. As a result, the related $1.0 million contingent liability was eliminated from the condensed consolidated balance sheet as of June 30, 2025.

Tariffs

On April 9, 2025, baseline tariffs imposed by the U.S. government went into effect, and at this time, the U.S. government has delayed the effective date for additional country-specific tariffs until August 2025. The impact of tariffs on the Company remains uncertain, and it is possible that features of the tariff policy may change before the country-specific tariffs take effect. We are closely monitoring the tariff landscape and are in discussions with our business partners to explore ways to mitigate the impact of tariffs on the Company. For additional information regarding the potential impacts of tariffs on our business and results of operations, see Part I, "Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025.

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

Discontinued Operations

As described above, Arcadia exited the GoodWheat brand. In accordance with the provisions of ASC 205-20, Arcadia has separately reported the assets and liabilities of the discontinued operations in the condensed consolidated balance sheets and the results of the discontinued operations as separate components on the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented. See Note 3 to the condensed consolidated financial statements for further information on discontinued operations.

Components of Our Statements of Operations Data

Revenues

Product revenues

Product revenues consist primarily of sales of Zola and GLA products. GLA oil sales ceased as of the end of 2024. We recognize revenue from product sales when control of the product is transferred to third-party distributors and manufacturers, collectively “our customers,” which generally occurs upon delivery. Revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

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

Change in fair value of contingent consideration

Change in the fair value of contingent consideration is comprised of the gain associated with the reduction of our contingent liability as the result of a decision to abandon, assign or transfer a program that was previously accrued.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of employee costs, professional service fees, broker and sales commission fees, and overhead costs.

Interest income

Interest income consists of interest income on our cash and cash equivalents, investments and note receivable.

Credit loss

Credit loss consists of a reserve established related to the Above Food note receivable.

Other income

Other income consists primarily of a gain recognized related to the receipt of Above Food Ingredients, Inc. ("AFII") common stock.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		$ Change	% Change
	2025	2024
	(In thousands except percentage)
Revenues:
Product	$1,455	$1,306	$149	11%
Total revenues	1,455	1,306	149	11%
Operating expenses (income):
Cost of revenues	824	633	191	30%
Research and development	9	10	(1)	(10)%
Gain on sale of intangible assets	—	(4,000)	4,000	(100)%
Change in fair value of contingent consideration	(1,000)	—	(1,000)	100%
Selling, general and administrative	2,123	2,683	(560)	(21)%
Total operating expenses	1,956	(674)	2,630	(390)%
(Loss) income from operations	(501)	1,980	(2,481)	(125)%
Interest income	9	150	(141)	(94)%
Credit loss	(4,489)	—	(4,489)	(100)%
Other income	1,071	150	921	614%
Change in fair value of common stock warrant and option liabilities	(548)	(430)	(118)	27%
Net (loss) income from continuing operations	(4,458)	1,850	(6,308)	(341)%
Net loss from discontinued operations	—	(789)	789	(100)%
Net (loss) income attributable to common stockholders	$(4,458)	$1,061	$(5,519)	(520)%

Revenues

Product revenues increased $149,000, or 11%, and consisted entirely of Zola coconut water sales during the three months ended June 30, 2025 compared to the same period in 2024. Zola revenues increased $280,000 or 24% during the three months ended June 30, 2025 compared to the same period in 2024. This was primarily driven by an increase in distribution resulting in higher sales volume. The Company did not implement any price increases during 2024 or the first half of 2025. Revenues for the three months ended June 30, 2024 included $130,000 from sales of GLA oil.

Cost of revenues

Total cost of revenues increased $191,000, or 30%, during the three months ended June 30, 2025 compared to the same period in 2024. Cost of revenues for the three months ended June 30, 2025 consisted entirely of Zola coconut water costs, with product and freight costs making up 99% of the total. Zola cost of revenues increased $204,000, or 33% during the three months ended June 30, 2025 compared to the same period in 2024. Cost of revenues for the same period in 2024 included $13,000 from GLA oil.

Research and development

Research and development expenses decreased by $1,000, or 10%, during the three months ended June 30, 2025 compared to the same period in 2024 reflecting our strategy to develop the Zola brand by leveraging our existing resources and minimizing new investment.

Gain on sale of intangible assets

During the three months ended June 30, 2024, the Company realized a gain of $4.0 million related to the sale of its RS durum wheat trait to Corteva. There was no such gain recorded during the three months ended June 30, 2025.

Change in fair value of contingent consideration

During the three months ended June 30, 2025, the change in the fair value of contingent consideration was due to the gain of $1.0 million associated with the reduction of our contingent liability as the result of a decision to transfer a program with respect to which a contingent liability was previously accrued. See Note 14 to the condensed consolidated financial statements for details. There was no change in fair value of contingent consideration during the three months ended June 30, 2024.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $555,000 during the three months ended June 30, 2025 compared to the same period in 2024, driven primarily by operating costs and employee related costs in 2024 that were absent in 2025.

Interest income

During the three months ended June 30, 2025, the Company recognized interest income of $9,000. During the three months ended June 30, 2024, the Company recognized interest income of $150,000, of which $96,000 was related to discount amortization and accrued interest on the promissory note from Above Food.

Credit loss

During the three months ended June 30, 2025, the Company recognized credit loss of $4.5 million primarily related to the establishment of a reserve for the remaining $4.0 million principal amount of the Above Food note receivable, plus accrued interest of $421,000. There was no such loss recognized during the same period in 2024.

Other income

During the three months ended June 30, 2025, the Company recognized other income of $1.1 million primarily driven by a gain recognized related to the receipt of AFII common stock. During the three months ended June 30, 2024, the Company recognized other income of $150,000, of which $117,000 was related to realized gains on investments.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a loss of $548,000 and $430,000 during the three months ended June 30, 2025 and 2024, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Net loss from discontinued operations

Net loss from discontinued operations for GoodWheat was $789,000 during the three months ended June 30, 2024, reflecting the sale of the GoodWheat brand and related assets to Above Food during the second quarter of 2024. See Note 3 to the condensed consolidated financial statements for further information on discontinued operations.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		$ Change	% Change
	2025	2024
	(In thousands except percentage)
Revenues:
Product	$2,655	$2,293	$362	16%
Total revenues	2,655	2,293	362	16%
Operating expenses (income):
Cost of revenues	1,506	1,104	402	36%
Research and development	9	16	(7)	(44)%
Gain on sale of intangible assets	(750)	(4,000)	3,250	(81)%
Impairment of property and equipment	—	36	(36)	100%
Change in fair value of contingent consideration	(2,000)	—	(2,000)	100%
Selling, general and administrative	3,861	4,745	(884)	(19)%
Total operating expenses	2,626	1,901	725	38%
(Loss) income from operations	29	392	(363)	(93)%
Interest income	216	195	21	11%
Credit loss	(4,489)	—	(4,489)	(100)%
Other income	1,071	153	918	600%
Change in fair value of common stock warrant and option liabilities	1,314	163	1,151	706%
Net (loss) income from continuing operations	(1,859)	903	(2,762)	(306)%
Net loss from discontinued operations	—	(2,265)	2,265	(100)%
Net (loss) income attributable to common stockholders	$(1,859)	$(1,362)	$(497)	36%

Revenues

Product revenues increased $362,000, or 16%, and consisted entirely of Zola coconut water sales during the six months ended June 30, 2025 compared to the same period in 2024. Zola revenues increased $846,000, or 47% during the six months ended June 30, 2025 compared to the same period in 2024. This was primarily driven by an increase in distribution resulting in higher sales volume. The Company did not implement any price increases during 2024 or the first half of 2025. Revenues for the six months ended June 30, 2024 included $484,000 from sales of GLA oil.

Cost of revenues

Cost of revenues increased by $402,000, or 36%, and consisted entirely of Zola coconut water costs during the six months ended June 30, 2025 compared to the same period in 2024. Zola cost of revenues increased $448,000, or 42% during the six months ended June 30, 2025 compared to the same period in 2024 driven by the increase in Zola unit sales. Cost of revenues for the six months ended June 30, 2024 included $46,000 from GLA oil.

Research and development

Research and development expenses decreased by $7,000, or 44%, during the six months ended June 30, 2025 compared to the same period in 2024 reflecting our strategy to develop the Zola brand by leveraging our existing resources and minimizing new investment.

Gain on sale of intangible assets

During the six months ended June 30, 2025, the Company realized a gain of $750,000 related to the sale of our reduced gluten and oxidative stability patent portfolios in March 2025. During the six months ended June 30, 2024, the Company realized a gain of $4.0 million related to the sale of its RS durum wheat trait to Corteva.

Impairment of property and equipment

During the six months ended June 30, 2024, the Company recognized impairment of property and equipment held for sale of $36,000. There was no such impairment of property and equipment during the six months ended June 30, 2025.

Change in fair value of contingent consideration

During the six months ended June 30, 2025, the change in the fair value of contingent consideration was due to the gain of $2.0 million associated with the reduction of our contingent liability as the result of a decision to abandon one of the two remaining programs and transfer the other to a third party with respect to which a contingent liability was previously accrued. See Note 14 to the condensed consolidated financial statements for details. There was no change in fair value of contingent consideration during the six months ended June 30, 2024.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $879,000 during the six months ended June 30, 2025 compared to the same period in 2024, driven primarily by operating costs and employee related costs in 2024 that were absent in 2025.

Interest income

During the six months ended June 30, 2025, the Company recognized interest income of $216,000, of which $180,000 was related to discount amortization and accrued interest on the promissory note from Above Food. During the six months ended June 30, 2024, the Company recognized interest income of $195,000, of which $96,000 was related to discount amortization and accrued interest on the promissory note from Above Food. The remaining difference was related to interest from investments.

Credit loss

During the six months ended June 30, 2025, the Company recognized credit loss of $4.5 million primarily related to the establishment of a reserve for the remaining $4.0 million principal amount of the Above Food note receivable, plus accrued interest of $421,000. There was no such loss recognized during the same period in 2024.

Other income

During the six months ended June 30, 2025, the Company recognized other income of $1.1 million primarily driven by a gain recognized related to the receipt of AFII common stock. During the six months ended June 30, 2024, the Company recognized other income of $153,000, of which $117,000 was related to realized gains on investments.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $1.3 million and $163,000 during the six months ended June 30, 2025 and 2024, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Net loss from discontinued operations

Net loss from discontinued operations for GoodWheat was $2.3 million during the six months ended June 30, 2024, reflecting the sale of the GoodWheat brand and related assets to Above Food during the second quarter of 2024. See Note 3 to the condensed consolidated financial statements for further information on discontinued operations.

Seasonality

The coconut water category, similar to other beverages, is seasonal. Generally, sales volumes are highest during our second and third fiscal quarters when the weather is warmer.

Liquidity & Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases. As of June 30, 2025, we had cash and cash equivalents of $1.4 million. For the six months ended June 30, 2025, the Company had net loss of $1.9 million and net cash used in operations of $3.6 million. For the twelve months ended December 31, 2024, the Company had net loss of $7.0 million and net cash used in operations of $9.6 million.

As discussed in Notes 1 and 7 to the condensed consolidated financial statements, Above Food did not make the first $2.0 million principal payment plus accrued interest on the promissory note given by Above Food to the Company ("Promissory Note") pursuant to the purchase agreement, and substantial doubt exists whether Above Food will make any cash payments with respect to the Promissory Note. Failure to make the first cash principal payment due under the Promissory Note has had a material adverse effect on the Company's near-term cash resources and financial position. In addition, although as described in Note 7, some shares of Above Food's parent company AFII ("Parent Shares") have been issued to the Company pursuant to a notice previously delivered by the Company, uncertainty exists regarding whether additional Parent Shares may be issued in satisfaction of Above Food's other obligations under the Promissory Note.

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

We will require additional funding in the near term to fund our business and the marketing and sale of our products and to provide working capital to fund other aspects of our business. As noted above, Above Food defaulted on its obligations to pay us amounts due under its Promissory Note to the Company, including the first installment of the Promissory Note due May 14, 2025, and substantial doubt exists whether or when Above Food will be able to make any cash payments with respect to Promissory Note, or whether additional Parent Shares may be issued to us in satisfaction of Above Food's obligations under the Promissory Note. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. We may seek to raise additional funds through debt or equity financings, if necessary. We may also consider entering into additional partner arrangements or other transactions. Any sale of additional equity would result in dilution to our stockholders. Our incurrence of debt would result in debt service obligations, and the instruments governing our debt could provide for additional operating and financing covenants that would restrict our operations. If we are not able to secure adequate additional funding, we will be forced to reduce our spending, extend payment terms with our suppliers, liquidate assets, or initiate dissolution and liquidation or bankruptcy proceedings. Any of these actions would have a material adverse effect on our business, results of operations and financial condition.

As noted above, through June 30, 2025, we have incurred substantial losses. We will be required to obtain additional cash resources in the near term in order to support our operations and activities. The availability of required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are or could become involved could adversely affect our liquidity and financial position. No assurance can be given as to the timing or ultimate success of obtaining future funds. If we are not able to obtain additional required equity or debt funding, our cash resources would be significantly limited and could become depleted, and we could be required to materially reduce or suspend operations or seek dissolution and liquidation, or bankruptcy protection. In the event of dissolution and liquidation proceedings or bankruptcy proceedings, the creditors of Arcadia would have first claim on the value of the assets of Arcadia which, other than remaining cash, would most likely be liquidated in one or more transactions or a bankruptcy sale, and the common stock of Arcadia likely would have little or no value. Arcadia can give no assurance as to the magnitude of the net proceeds of such a sale and whether such proceeds and available cash would be sufficient to satisfy Arcadia’ obligations to its creditors, let alone to permit any distribution to its equity holders.

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Current assets	$7,579	$9,242
Current liabilities	1,839	2,563
Working capital surplus	$5,740	$6,679

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(3,621)	$(5,666)
Investing activities	750	4,647
Financing activities	5	5
Net decrease in cash	$(2,866)	$(1,014)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2025, was $3.6 million. With respect to our net loss of $1.9 million, non-cash charges including the change in fair value of common stock warrant and option liabilities of $1.3 million, change in fair value of contingent consideration of $2.0 million, amortization of note receivable discount of $69,000, a gain on sale of intangible assets of $750,000, a gain on the receipt of AFII common stock of $1.1 million, adjustments in our working capital accounts of $1.2 million, and operating lease payments of $129,000 were offset by $28,000 of depreciation, $117,000 of lease amortization, $164,000 of stock-based compensation and $4.5 million of credit loss.

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

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2025 consisted of proceeds from the sale of intangible assets of $750,000.

Cash provided by investing activities for the six months ended June 30, 2024 consisted of proceeds of $162,000 from the sale of property and equipment, proceeds from the sale of investments of $2.5 million, proceeds from the sale of our RS durum wheat trait of $4.0 million, offset by cash paid related to the GoodWheat sale of $2.0 million and $16,000 of purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2025 consisted of proceeds from the purchase of ESPP shares of $5,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	First Amendment to Securities Exchange Agreement dated as of April 25, 2025, by and among Arcadia Biosciences, Inc., Roosevelt Resources LP, and Elliot Roosevelt, Jr. and David A. Roosevelt, as Representatives of the Limited Partners	8-K	001-3783	2.1	05/02/2025

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL (and contained in Exhibit 101)					X

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

Arcadia Biosciences, Inc.

August 14, 2025	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President and Chief Executive Officer

August 14, 2025	By:	/s/ MARK KAWAKAMI
Mark Kawakami
Chief Financial Officer