Form 10-Q
period 2025-09-30
Arcadia Biosciences, Inc.
filed 2025-11-07
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37383

Arcadia Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-0571538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5956 Sherry Lane, Suite 2000 Dallas, TX	75225
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 974-8921

5950 Sherry Lane, Suite 215, Dallas, TX 75225

(Former name, former address, and former fiscal year, if changed since the last report)

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

As of October 31, 2025, the registrant had 1,373,120 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,120	$4,242
Short-term investments	4,765	—
Accounts receivable and other receivables, net of allowance for credit losses of $559 and $0 as of September 30, 2025 and December 31, 2024, respectively	831	1,175
Inventories	1,457	904
Note receivable — current, net of allowance for credit losses (Note 7)	—	1,894
Prepaid expenses and other current assets	214	931
Current assets of discontinued operations — GoodWheat	—	96
Total current assets	8,387	9,242
Property and equipment, net	10	41
Right of use asset	—	137
Intangible assets, net	39	39
Note receivable — noncurrent, net of allowance for credit losses (Note 7)	—	3,966
Other noncurrent assets	148	92
Total assets	$8,584	$13,517
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,015	$2,108
Amounts due to related parties	—	30
Operating lease liability — current	—	155
Other current liabilities	270	270
Total current liabilities	2,285	2,563
Common stock warrant and option liabilities	856	2,731
Other noncurrent liabilities	—	2,000
Total liabilities	3,141	7,294
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 1,367,429 and 1,364,940 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	65	65
Additional paid-in capital	285,259	285,036
Accumulated deficit	(279,881)	(278,878)
Total stockholders' equity	5,443	6,223
Total liabilities and stockholders’ equity	$8,584	$13,517

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product	$1,302	$1,537	$3,957	$3,829
Total revenues	1,302	1,537	3,957	3,829
Operating expenses (income):
Cost of revenues	884	1,032	2,389	2,136
Research and development	—	24	9	40
Gain on sale of intangible assets	—	—	(750)	(4,000)
Impairment of property and equipment	—	—	—	36
Change in fair value of contingent consideration	—	—	(2,000)	—
Selling, general and administrative	1,570	2,241	5,434	6,986
Total operating expenses	2,454	3,297	5,082	5,198
Loss from operations	(1,152)	(1,760)	(1,125)	(1,369)
Interest income	7	233	222	428
Credit loss	(257)	—	(4,745)	—
Other income	1,698	15	2,770	168
Change in fair value of common stock warrant and option liabilities	560	330	1,875	493
Net income (loss) from continuing operations	856	(1,182)	(1,003)	(280)
Net loss from discontinued operations	—	(430)	—	(2,694)
Net income (loss) attributable to common stockholders	$856	$(1,612)	$(1,003)	$(2,974)
Net income (loss) per share attributable to common stockholders:
Basic from continuing operations	$0.63	$(0.87)	$(0.73)	$(0.21)
Basic from discontinued operations	$—	$(0.32)	$—	$(1.98)
Net income (loss) per basic share attributable to common stockholders	$0.63	$(1.18)	$(0.73)	$(2.18)
Diluted from continuing operations	$0.62	$(0.87)	$(0.73)	$(0.21)
Diluted from discontinued operations	$—	$(0.32)	$—	$(1.98)
Net income (loss) per diluted share attributable to common stockholders	$0.62	$(1.18)	$(0.73)	$(2.18)
Weighted-average number of shares used in per share calculations:
Basic	1,367,192	1,363,753	1,366,768	1,362,754
Diluted	1,371,879	1,363,753	1,366,768	1,362,754
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	$—	$36	$—	$117
Reclassification adjustment for gains on available-for-sale securities included in net income (loss)	—	—	—	(111)
Change in unrealized gains on available-for-sale securities	$—	$36	$—	$6
Comprehensive income (loss)	$856	$(1,576)	$(1,003)	$(2,968)

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2024	1,364,940	$65	$285,036	$(278,878)	$—	$—	$6,223
Issuance of shares related to employee stock purchase plan	2,100	—	5	—	—	—	5
Stock-based compensation	—	—	78	—	—	—	78
Net income	—	—	—	2,599	—	—	2,599
Balance at March 31, 2025	1,367,040	$65	$285,119	$(276,279)	$—	$—	$8,905
Stock-based compensation	—	—	86	—	—	—	86
Net loss	—	—	—	(4,458)	—	—	(4,458)
Balance at June 30, 2025	1,367,040	$65	$285,205	$(280,737)	$—	$—	$4,533
Issuance of shares related to employee stock purchase plan	389	—	1	—	—	—	1
Stock-based compensation	—	—	53	—	—	—	53
Net income	—	—	—	856	—	—	856
Balance at September 30, 2025	1,367,429	$65	$285,259	$(279,881)	$—	$—	$5,443

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Comprehensive Income	Interest	Equity
Balance at December 31, 2023	1,285,337	$65	$284,515	$(271,840)	$101	$(138)	$12,703
Issuance of shares related to March 2023 pre-funded warrants exercise	75,000	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	2,503	—	5	—	—	—	5
Stock-based compensation	—	—	138	—	—	—	138
Unrealized gains on available-for-sale securities	—	—	—	—	60	—	60
Net loss	—	—	—	(2,423)	—	—	(2,423)
Balance at March 31, 2024	1,362,840	$65	$284,658	$(274,263)	$161	$(138)	$10,483
Issuance of shares related to March 2023 pre-funded warrants exercise	—	—	—	—	—	—	—
Issuance of shares related to reverse stock split	—	—	—	—	—	—	—
Stock-based compensation	—	—	102	—	—	—	102
Change in unrealized gains on available-for-sale securities	—	—	—	—	(80)	—	(80)
Net income	—	—	—	1,061	—	—	1,061
Balance at June 30, 2024	1,362,840	$65	$284,760	$(273,202)	$81	$(138)	$11,566
Issuance of shares related to employee stock purchase plan	2,100	—	4	—	—	—	4
Stock-based compensation	—	—	155	—	—	—	155
Unrealized gains on available-for-sale securities	—	—	—	—	36	—	36
Net loss	—	—	—	(1,612)	—	—	(1,612)
Balance at September 30, 2024	1,364,940	$65	$284,919	$(274,814)	$117	$(138)	$10,149

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,003)	$(2,974)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(1,875)	(493)
Change in fair value of contingent consideration	(2,000)	—
Depreciation	30	92
Lease amortization	122	502
Amortization of note receivable	(69)	(90)
Gain on disposal of property and equipment	—	(65)
Gain on sale of RS durum wheat trait	(750)	(4,000)
Gain on receipt of Above Food Ingredients, Inc. common stock	(1,067)	—
Unrealized gain subsequent to receipt of Above Food Ingredients, Inc. common stock	(1,698)	—
Stock-based compensation	217	395
Credit loss	4,745	—
Write-down of inventories	—	154
Impairment of property and equipment	—	36
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(241)	(445)
Inventories	(552)	620
Prepaid expenses and other current assets	717	287
Other noncurrent assets	(56)	—
Accounts payable and accrued expenses	(172)	(719)
Amounts due to related parties	(30)	(29)
Other current liabilities	(57)	(11)
Operating lease liabilities	(139)	(678)
Net cash used in operating activities	(3,878)	(7,418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets	750	—
Proceeds from sale of property and equipment	—	342
Proceeds from sale of investments	—	2,501
Proceeds from sale of RS durum wheat trait	—	4,000
Cash paid related to sale of GoodWheat	—	(2,000)
Purchases of property and equipment	—	(16)
Net cash provided by investing activities	750	4,827
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ESPP purchases	6	9
Net cash provided by financing activities	6	9
Net decrease in cash and cash equivalents	(3,122)	(2,582)
Cash and cash equivalents — beginning of period	4,242	6,518
Cash and cash equivalents — end of period	$1,120	$3,936
NONCASH INVESTING AND FINANCING ACTIVITIES:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$86
Note receivable recognized from sale of GoodWheat	$—	$5,705
Fair value of Above Food Ingredients, Inc. common stock received	$3,067	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Organization

Arcadia Biosciences, Inc. (the "Company," "Arcadia" or "management"), was incorporated in Arizona in 2002 and maintains its headquarters in Dallas, Texas. The Company was reincorporated in Delaware in March 2015.

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

On May 26, 2025, Arcadia entered into a License Termination and Patent Non-Assert Agreement (the "Bioseed Agreement") with Bioseed Research India, a division of DCM Shriram Limited ("Bioseed"). Pursuant to the Bioseed Agreement, the parties agreed to terminate a license agreement previously entered into by Arcadia and Bioseed in 2012, Arcadia agreed to not assert its rights under a patent held by Arcadia regarding certain products commercialized or that may be commercialized by Bioseed, and Bioseed agreed that if as a result of any such commercialization by Bioseed any amounts become payable to a third party pursuant to an agreement previously entered into between Arcadia and the third party, Bioseed will pay such amounts to the third party. As a result, the related $1.0 million contingent liability was eliminated from the condensed consolidated balance sheet as of the end of the second quarter of 2025.

On March 28, 2025, Arcadia entered into an agreement with Bioceres Crop Solutions Corp. ("BIOX") pursuant to which BIOX agreed to transfer to the Company all rights and materials relating to certain soy traits that were included in licenses granted by the Company to BIOX in the November 2020 sale of Verdeca. In addition, BIOX agreed to pay a total of $750,000 to the Company. The Company agreed to transfer to BIOX all of the Company's granted patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, the parties agreed to amend a previous agreement between the parties to eliminate any obligation to pay the Company future product royalties under the agreement. The Company recorded a gain of $750,000 on the condensed consolidated statement of operations and comprehensive income (loss) related to this transaction as the patents, pending applications and future product royalties have no carrying value. As of September 30, 2025, the Company has received full payment for the $750,000.

On December 4, 2024, Arcadia, Roosevelt Resources LP (“Roosevelt” or the “Partnership”) and Elliott Roosevelt, Jr. and David A. Roosevelt, in their capacities as representatives of the limited partners of the Partnership entered into a Securities Exchange Agreement (as it may be amended from time to time, the “Exchange Agreement”). Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions contemplated by the Exchange Agreement (the "Closing"), Arcadia agreed to issue shares of its common stock to the limited partners of Roosevelt in exchange for all of the limited partnership interests of Roosevelt and to the sole member of the general partner of Roosevelt (together with the limited partners, referred to collectively as the “Limited Partners”) in exchange for its membership interest (together with the limited partnership interests of the Limited Partners, the “Partner Interests”) in the limited liability company that is the general partner of Roosevelt (such exchange, contributions and issuances referred to as the “Exchange”). As a result of the Exchange, Arcadia will continue and Roosevelt will continue as a wholly owned subsidiary of Arcadia. Upon completion of the Exchange, and based on the number of shares issuable pursuant to the Exchange Agreement (and assuming that no other shares are issuable to third parties in connection with the Closing), the Limited Partners and the Arcadia stockholders as of immediately prior to the Closing will own 90% and 10%, respectively, of the shares of common stock of Arcadia outstanding immediately after the Closing. On February 14, 2025, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to a meeting of stockholders of the Company to be held to vote on proposals to approve the issuance of shares pursuant to the Exchange Agreement and related proposals. On April 30, 2025, the parties to the Exchange Agreement entered into a First Amendment to Securities Exchange Agreement (the “Amendment”). The Amendment amended certain provisions of the Exchange Agreement, including without limitation the following: (i) the “Termination Date” provided for in one of the closing conditions described in the Exchange Agreement, which allows a party to terminate the Exchange Agreement if the Closing (as defined in the Exchange Agreement) has not occurred by May 15, 2025, was amended to be August 15, 2025; (ii) the provisions governing the number of shares of common stock that are issuable to the Limited Partners of Roosevelt were amended so that the number is calculated such that the number of shares to be issued to the Limited Partners equals 90% of the number of shares of common stock outstanding immediately after the Closing giving effect to the number of shares issuable to the Limited Partners (and ignoring and not giving effect to any other shares of common stock that may be issuable to any other persons in connection with or immediately after the Closing) (the “Exchange Shares”), without any possible upward or downward adjustments to the number of Exchange Shares to be issued based on the amount of cash and cash equivalents of the Company as of the Closing Date; and (iii) certain definitions related to determination of the Company’s cash amount at the Closing Date were eliminated. On July 31, 2025, the Company filed with the SEC pre-effective Amendment No. 1 to the registration statement on Form S-4, and the Company subsequently received comments on Amendment No. 1 from the staff of the SEC. As of the date of filing this Quarterly Report on Form 10-Q with the SEC, the registration statement is still under review by the SEC.

On May 16, 2024, Arcadia sold the GoodWheat™ brand to Above Food Corp. ("Above Food") for net consideration of $3.7 million. The strategic decision to sell GoodWheat enabled the Company to monetize its intellectual property. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. The disposition of GoodWheat met the "held for sale" criteria per ASC 205-20-45-1B and represented a strategic shift that had a major effect on the Company's operations and financial results. As a result, the financial statements and related notes as of September 30, 2025 and 2024 reflect the GoodWheat disposition as a discontinued operation. The disposition of GoodWheat resulted in a loss of $1,500 during the second quarter of 2024. Refer to Notes 3 and 7 for further details of the transaction.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity financings. As of September 30, 2025, the Company had an accumulated deficit of $279.9 million and cash and cash equivalents of $1.1 million. For the nine months ended September 30, 2025, the Company had net loss of $1.0 million and net cash used in operations of $3.9 million. For the twelve months ended December 31, 2024, the Company had net loss of $7.0 million and net cash used in operations of $9.6 million.

With cash and cash equivalents of $1.1 million as of September 30, 2025, the Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2024, the Company entered into a business combination agreement with Roosevelt Resources, LP. However, the Company may still seek to raise additional funds through debt or equity financings or sales of assets. The sale of additional equity would result in dilution to the Company’s stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for additional operating and financing covenants that would restrict operations. In addition, the Company may seek to raise additional funds through the sale of shares of Above Food Ingredients, Inc. ("AFII") that are held by the Company, at such times as those shares may be sold. See Note 7. If the Company requires additional funds and is unable to secure adequate additional funding on terms acceptable to the Company, the Company may be forced to reduce spending, extend payment terms with suppliers, or liquidate assets. Any of these actions could materially harm the Company's business, results of operations and financial condition.

2. Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The amendments in this update require additional income tax disclosures primarily related to the rate reconciliation and income taxes paid. The new guidance is effective either prospectively or retrospectively, for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this update on its income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update, among other things, require quantitative disclosures for employee compensation, selling expenses and purchases of inventory. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its financial statements and disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide all entities with a practical expedient and entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this update on its financial statements and disclosures.

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

Major classes of line items constituting the balance sheet of discontinued operations:

(In thousands)	September 30, 2025	December 31, 2024
Assets
Accounts receivable and other receivables	$—	$96
Total assets	$—	$96

Major classes of line items constituting net loss from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In thousands)
Product revenue	$—	$(76)	$—	$372
Cost of revenues	—	—	—	(691)
Research and development	—	—	—	(400)
Loss (Gain) on sale of property and equipment	—	(24)	—	65
Selling, general and administrative	—	(330)	—	(2,040)
Net loss from discontinued operations	$—	$(430)	$—	$(2,694)

The following table presents cash and non-cash items of discontinued operations:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Depreciation	$—	$37
Gain on disposal of property and equipment	$—	$(65)
Accounts receivable and other receivables	$—	$(78)
Inventories	$—	$575
Accounts payable and accrued expenses	$—	$(500)
Proceeds from sale of property and equipment	$—	$342

There were no other operating or investing cash or non-cash items for the nine months ended September 30, 2025 and 2024.

4. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded a write-down of $154,000 related to hemp and GoodWheat seed during the three and nine months ended September 30, 2024. There was no such write-down of inventory during the three and nine months ended September 30, 2025. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$397	$289
Finished goods	1,060	615
Inventories	$1,457	$904

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Software and computer equipment	291	291
Furniture and fixtures	32	32
Leasehold improvements	1,584	1,584
Property and equipment, gross	1,907	1,907
Less: accumulated depreciation and amortization	(1,897)	(1,866)
Property and equipment, net	$10	$41

Depreciation expense was $2,000 and $30,000 for the three and nine months ended September 30, 2025, respectively. Depreciation expense was $7,000 and $92,000 for the three and nine months ended September 30, 2024, respectively.

During the first quarter of 2024, the Company recorded an impairment of $36,000 related to Archipelago property and equipment held for sale. During the second quarter of 2024, all Archipelago property and equipment previously held for sale were sold.

6. Investments and Fair Value Instruments

Investments

The Company classified its investments in corporate securities of AFII as short-term investments. The investments were carried at fair value, based on quoted market prices. Unrealized and realized gains and losses are recognized as other income in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, the fair value of the AFII common stock was $4.8 million.

The following tables summarize the amortized cost and fair value of the investment securities portfolio at December 31, 2024:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2024
Cash equivalents:
Money market funds	$2,757	$—	$—	$2,757
Total Assets at Fair Value	$2,757	$—	$—	$2,757

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of September 30, 2025.

Fair Value Measurement

The fair value of the investment securities at September 30, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at September 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Short-term investments:
Corporate securities	4,765	—	—	4,765
Total Assets at Fair Value	$4,765	$—	$—	$4,765

	Fair Value Measurements at December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$2,757	$—	$—	$2,757
Total Assets at Fair Value	$2,757	$—	$—	$2,757

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2025 or 2024. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and other receivables, accounts payable and accrued liabilities. For accounts receivable and other receivables and accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2025 and December 31, 2024 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of preferred investment options related to the March 2023 Private Placement and August 2022 Registered Direct offerings.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions as of September 30, 2025 and December 31, 2024:

	March 2023 Options - Series A & March 2023 Placement Agent Options		August 2022 Options & August 2022 Placement Agent Options
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Remaining term (in years)	2.39	3.14	1.92	2.67
Expected volatility	90.5%	101.7%	94.3%	95.9%
Risk-free interest rate	3.6%	4.3%	3.6%	4.3%
Expected dividend yield	—	—	—	—

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

The following table sets forth the establishment of the Company’s Level 3 assets and liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	March 2023 Options - Series A	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Note Receivable Bifurcated Derivatives	Contingent Liabilities	Total
Balance as of December 31, 2024	$2,285	$90	$349	$7	$250	$2,000	$4,981
Change in fair value	(1,570)	(60)	(239)	(6)	(250)	(2,000)	(4,125)
Balance as of September 30, 2025	$715	$30	$110	$1	$—	$—	$856

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

In connection with the transaction, Arcadia received a $6.0 million promissory note dated May 14, 2024 (the "Promissory Note"). The Promissory Note has a term of three years and accrues interest at the Wall Street Journal prime rate. On each of the first, second and third anniversaries of the Promissory Note, accrued interest and $2.0 million of principal are payable to Arcadia. The Promissory Note contains contingent features, including an option that requires Above Food to issue, or if Above Food became a wholly-owned subsidiary of a company with shares listed on a national securities exchange, then to cause such parent public company to issue and register shares of such company ("Parent Shares") as a prepayment of the final installment payment of the Promissory Note, as well as default provisions. In June 2024, Above Food became a wholly-owned subsidiary of AFII, a Canadian company and foreign private issuer whose shares are listed on the Nasdaq Capital Market.

The Company accounted for the Promissory Note as a note receivable in accordance with ASC 310. The Company did not elect the fair value option and since the Company intended to and had the ability to hold the Promissory Note to maturity, it was previously classified as held for investment and was reported on the condensed consolidated balance sheet at amortized cost.

The Promissory Note was recorded at a discount of $545,000, which was to be amortized over the term of the Promissory Note using the effective interest method. The Company recognized discount amortization of $0 and $69,000 in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2025, respectively. The Company recognized interest of $0 and $111,000 in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2025, respectively. The Company recognized discount amortization of $60,000 and $89,000 in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024, respectively. The Company recognized accrued interest of $126,000 and $193,000 in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024, respectively.

On May 1, 2025, Arcadia delivered a notice (the "Notice") to Above Food pursuant to the provisions of the Promissory Note, to require Above Food to cause AFII to issue Parent Shares to Arcadia. Pursuant to the provisions of the Promissory Note regarding the calculation and determination of the number of Parent Shares that are issuable in connection with delivery of a notice, the number of Parent Shares issuable are approximately 3.5 million shares (the "Prepayment Shares"). In June 2025, AFII issued approximately 2.7 million Prepayment Shares to the Company. Pursuant to the provisions of the Promissory Note, approximately 800,000 additional Prepayment Shares are issuable pursuant to the Notice, although there are no assurances that such shares will be issued. The initially issued Prepayment Shares are restricted securities subject to restrictions on resale under U.S. SEC Rule 144.

The first payment of $2.0 million of principal and accrued interest, calculated by the Company as approximately $421,000 of interest, under the Promissory Note was due on May 14, 2025. As Above Food failed to make the required first payment under the Promissory Note on such due date, the Company inquired with Above Food. In response to such inquiry, Above Food responded that it was named as a guarantor party relating to an affiliated corporation that is the subject of a bankruptcy and receivership proceeding in Canada and that a receiver was in control of Above Food's assets and activities, and as a result that it was not able to make any payments under the Promissory Note. The Company believes in light of the guarantor obligations of Above Food under the receivership proceedings, it is unlikely that Above Food will be able to make any cash payments with respect to the Promissory Note or that proceedings against Above Food would be successful in recovering such amounts. Failure to pay principal and interest when due is an event of default under the Promissory Note and the Security Agreement. Under the terms of the Promissory Note, upon the occurrence and during the continuance of an event of default, the Company may declare the entire unpaid principal amount of the Promissory Note and accrued interest, and all other amounts owing or payable under the Promissory Note or the Security Agreement, to be immediately due and payable. The Company has delivered a notice of default to Above Food and declared the entire unpaid amounts to be due and payable. In addition, pursuant to the Security Agreement, following an event of default, the Company may, by notice to Above Food, elect to require Above Food to cause AFII to issue a number of additional Parent Shares in order to satisfy Above Food's remaining indebtedness and liability to Arcadia under the Promissory Note.

As of the date that these financial statements were available to be issued, substantial doubt exists regarding whether additional Parent Shares may be issued in satisfaction of Above Food's other obligations under the Promissory Note. In light of the above uncertainties, the Company recorded a reserve for the full $4.0 million principal amount remaining after issuance of shares pursuant to the Notice, plus accrued interest, as of September 30, 2025.

Embedded Derivatives

The contingent features of the Promissory Note were evaluated for bifurcation in accordance with ASC 815. The contingent features requiring bifurcation had an estimated fair value of $250,000 as of the transaction date and $0 as of September 30, 2025. The estimated fair value of the contingent features was reported in note receivable – noncurrent on the condensed consolidated balance sheet.

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

On May 14, 2024, the Company sold its RS durum wheat trait to Corteva. Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. The Company received a $4.0 million cash payment from Corteva during the year ended December 31, 2024 and recorded a gain of the same amount as the trait had no carrying value on the condensed consolidated statement of operations and comprehensive income (loss) related to the transaction.

10. Leases

Operating Leases

As of September 30, 2025, the Company leases office space in Dallas, TX. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis.

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

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	September 30, 2025	December 31, 2024
Assets
Operating lease assets	Right of use asset	$—	$137
Total leased assets		$—	$137
Liabilities
Current - Operating	Operating lease liability- current	$—	$155
Total leased liabilities		$—	$155

Lease Cost	Classification	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating lease cost	SG&A Expenses	$10	$172	$139	$678
Short term lease cost	SG&A Expenses	—	3	4	$10
Sublease income (1)	SG&A Expenses	—	(142)	(143)	(404)
Net lease (income) cost		$10	$33	$—	$284

(1)
Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	—	0.6
Weighted-average discount rate	0.0%	6.5%

11. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of September 30, 2025 and December 31, 2024, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2024	Outstanding at December 31, 2024	Exercised during the Nine Months Ended September 30, 2025	Outstanding at September 30, 2025
March 2023 Pre-Funded Warrants	March 2023	perpetual	$ —	(75,000)	—	—	—
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	—	1,000	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	—	1,000	—	1,000
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	—	9,846	—	9,846
December 2020 Warrants (2)	December 2020	5.5 years	$9.00	—	16,367	—	16,367
December 2020 Warrants	December 2020	5.5 years	$120.00	—	49,100	—	49,100
December 2020 Placement Agent Warrants	December 2020	5 years	$152.80	—	3,274	—	3,274
July 2020 Warrants (2)	July 2020	5.5 years	$9.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	—	802	—	802
May 2020 Warrants (2) (3)	May 2020	5 years	$9.00	—	9,946	—	—
May 2020 Warrants (3)	May 2020	5 years	$191.20	—	24,863	—	—
May 2020 Placement Agent Warrants (3)	May 2020	5 years	$245.20	—	1,741	—	—
January 2021 Warrants (2)	January 2021	5.5 years	$9.00	—	7,831	—	7,831
January 2021 Warrants	January 2021	5.5 years	$125.20	—	90,629	—	90,629
September 2019 Warrants (2) (3)	September 2019	5.5 years	$9.00	—	9,892	—	—
September 2019 Warrants (3)	September 2019	5.5 years	$300.80	—	6,594	—	—
June 2019 Warrants (3)	June 2019	5.5 years	$200.00	—	10,896	—	—
Total				(75,000)	259,817	—	195,885

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) These warrants were repriced as part of the March 2023 Private Placement offering.

(3) These warrants expired during the nine months ended September 30, 2025.

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

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2024	Outstanding at December 31, 2024	Exercised during the Nine Months Ended September 30, 2025	Outstanding at September 30, 2025
March 2023 Options - Series A	March 2023	5 years	$9.00	—	666,334	—	666,334
March 2023 Placement Agent Options	March 2023	5 years	$11.25	—	33,317	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	—	118,063	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	5,904	—	5,904
Total				—	823,618	—	823,618

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

On June 25, 2024, the shareholders approved an amendment to the Company’s 2015 Plan that increased the number of shares of common stock that may be issued under the 2015 Plan by 200,000 shares and increased the maximum number of shares of common stock issuable to employees, including our officers and directors, in any fiscal year from 9,375 shares to 50,000 shares. In May 2025, the 2015 Plan terminated as to future awards. On February 2, 2022, former president and chief executive officer of the Company, Stanley Jacot, Jr. was hired. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants were issued outside of the 2015 Plan, but are subject to the terms and conditions of the 2015 Plan. As of September 30, 2025, a total of 338,341 shares of common stock were reserved for issuance under the 2015 Plan. As of September 30, 2025, a total of 9 and 186,296 options are outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2024, a total of 40 and 205,236 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 199 inducement options were outstanding as of September 30, 2025 and December 31, 2024.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2024	205,475	$21.00	$516,378
Options granted	25,000	3.88	—
Options forfeited	(27,446)	3.39	11,230
Options expired	(16,525)	92.85	—
Outstanding — Balance at September 30, 2025	186,504	$14.48	$108,236
Vested and expected to vest — September 30, 2025	175,421
Exercisable — September 30, 2025	129,593

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of September 30, 2025, there was $125,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.5 years.

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (years)	—	8.04	6.07	8.04
Expected volatility	—	101.31	104.27%	101.31
Risk-free interest rate	—	3.77%	4.10%	3.77%
Dividend yield	—	—	—	—

The Company recognized $53,000 and $217,000 of compensation expense for stock options awards during the three and nine months ended September 30, 2025, respectively. The Company recognized $155,000 and $395,000 of compensation expense for stock options awards during the three and nine months ended September 30, 2024, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allowed eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provided for six-month offering periods, and at the end of each offering period, employees were able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. The ESPP provided for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of September 30, 2025, 10,560 shares had been issued under the ESPP. The Company recorded $0 and $7,000 of ESPP related compensation expense during the three and nine months ended September 30, 2025, respectively. The

Company recorded $2,000 and $6,000 of ESPP related compensation expense during the three and nine months ended September 30, 2024, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three and nine months ended September 30, 2025 and 2024. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

During the nine months ended September 30, 2025, there were no material changes to the Company’s uncertain tax positions.

In February 2023, the Company received notification from the Internal Revenue Service that our Archipelago joint venture was selected for audit for the 2021 tax year. The Company received the IRS Notice of Proposed Partnership Adjustment during the third quarter of 2024, accepted the adjustments, and submitted the push out election forms during the first quarter of 2025, to push the audit adjustments to the partners. Arcadia adjusted their balance of available tax net operating losses with the filing of their 2024 income tax returns, consistent with the adjustments for financial statements purposes, and incurred no penalties or interest due.

The Company is currently not under audit for state purposes.

14. Commitments and Contingencies

Leases

The Company leases office space under an operating lease agreement with an initial lease term of one year. See Note 10.

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

On March 6, 2025, a complaint was filed in the Superior Court of the State of California for the County of San Francisco by the Center for Environmental Health, a non-profit corporation (the "plaintiff"), against approximately 28 named companies, including several major retailers and manufacturers such as Walmart, Whole Foods Market, Smart & Final Stores, and Raleys, as well as many companies that manufacture and market coconut water products, including the Company, alleging violations of the California Safe Drinking Water and Toxic Enforcement Act, known as Proposition 65. Proposition 65 requires, among things, that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. The complaint contends that the defendants violated Proposition 65 by knowingly and intentionally exposing individuals in California to Bisphenol A ("BPA") in coconut water containers. The complaint states that the plaintiff's claims against the Company are limited to the Company's coconut water products packaged in cans, but the complaint also alleges that exposure to BPA occurs when individuals consume coconut water in cartons and other containers. On May 23, 2025, the plaintiff amended the complaint to name additional retailers, manufacturers and/or companies that market coconut water products. The complaint seeks injunctive relief, including an injunction prohibiting defendants from offering coconut water products sold in California without either reducing the BPA level in the product such that no Proposition 65 warnings are required or providing prior clear and reasonable warnings, and civil penalties. On July 22, 2025, the Company filed an answer to the complaint, denying liability and asserting a number of affirmative defenses. The parties have commenced initial discovery. The Company intends to vigorously defend itself against the claims. Due in part to the early stage of the proceedings, the Company cannot predict the outcome of this matter at this time.

As disclosed above, on December 4, 2024, the Company entered into the Exchange Agreement with Roosevelt providing for the Exchange transaction, and on February 14, 2025, the Company filed a registration statement on Form S-4 with the SEC, including a preliminary proxy statement/prospectus, relating to shares to be issued in the transaction and a meeting of stockholders of the Company to be held to approve the issuance of shares in the transaction and related proposals. Since the date of filing of the registration statement, the Company has received several letters (the "Demand Letters") from counsel to purported stockholders of the Company. Each letter asserts that the preliminary proxy statement included in the registration statement was deficient and demanded that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that corrective disclosures are required to be included in the registration statement to address alleged material misstatements and omissions in the registration statement and that the proxy statement/prospectus contains materially incomplete and misleading information concerning, among other matters, financial projections, financial analysis performed by the entity that provided a fairness opinion to the Company's board of directors in connection with the transaction, potential conflicts of interest involving the Company's financial advisor in connection with the transaction and the Company's insiders, and possible breach of fiduciary duties by the directors of executive officers of the Company in connection with the transaction. Certain of the Demand Letters include a request for inspection of certain books and records of the Company pursuant to Delaware corporate law. It is possible that additional, similar letters may be received, or complaints filed. If this occurs, except as may be required by law, the Company does not intend to announce the filing of any such additional demand letter or any such complaint. The Company believes that the allegations in the Demand Letters are without merit and intends to vigorously defend itself against any complaint that may be filed.

The matters described in this section could divert management time and attention from the Company, and could involve significant amounts of legal fees and other fees and expenses. An adverse outcome in any such proceedings could have a material adverse effect on the Company.

Contingent Liability Related to the Anawah Acquisition

In June 2005, the Company completed its agreement and plan of merger and reorganization with Anawah, to purchase Anawah’s food and agricultural research company through a non-cash stock purchase. Pursuant to the merger with Anawah, and in accordance with ASC 805 - Business Combinations, the Company incurred a contingent liability not to exceed $5.0 million. This liability represents amounts to be paid to Anawah’s previous stockholders for cash collected on revenue recognized by the Company upon commercial sale of certain specific products developed using technology acquired in the purchase. During 2010, the Company ceased activities relating to three of the six Anawah product programs thus, the contingent liability was reduced to $3.0 million. During 2016, one of the programs previously accrued for was abandoned and another program previously abandoned was reactivated. During 2019, the Company determined that one of the technologies was no longer active and decided to abandon the previously accrued program. During the first half of 2025, the Company decided to abandon one of the remaining two technologies and transferred the other to Bioseed as disclosed in Note 1. As a result, the remaining related $2.0 million contingent liability was eliminated from the condensed consolidated balance sheet as of the end of the second quarter of 2025.

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

15. Segment Reporting

The Company has one operating and reportable segment, which derives revenue primarily from the sale of Zola coconut water. The Company's Chief Executive Officer is the Company’s chief operating decision maker ("CODM"). The CODM uses net income (loss) for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on consolidated net income (loss) (from continuing operations) as reported on the consolidated statements of operations and comprehensive income (loss). The CODM considers budget-to-actual variances on a monthly basis for net income (loss) when making decisions. Segment assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.

Information about the Company’s segment operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$1,302	$1,537	$3,957	$3,829
Product COGS	(817)	(917)	(2,191)	(1,807)
Other Adjustments	(67)	(115)	(198)	(329)
Human capital & technology	(454)	(1,133)	(1,470)	(3,126)
Corporate expenses	(363)	(320)	(1,170)	(942)
Advertising & marketing	12	(18)	(13)	(36)
Outside services	(477)	(452)	(1,972)	(2,151)
Depreciation	(2)	(7)	(30)	(92)
Other SG&A	(286)	(311)	(779)	(639)
Interest income	7	233	222	428
Credit loss	(257)	—	(4,745)	—
Change in fair value of common stock warrant and option liabilities	560	330	1,875	493
Other segment items	1,698	(9)	5,511	4,092
Net income (loss) from continuing operations	$856	$(1,182)	$(1,003)	$(280)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) per share - Basic
Numerator:
Net income (loss) attributable to common stockholders	$856	$(1,612)	$(1,003)	$(2,974)
Denominator:
Weighted average number of common shares outstanding	1,367,192	1,363,753	1,366,768	1,362,754
Basic net income (loss) per share attributable to common stockholders:	$0.63	$(1.18)	$(0.73)	$(2.18)
Net income (loss) per share - Diluted
Numerator:
Net income (loss) attributable to common stockholders	$856	$(1,612)	$(1,003)	$(2,974)
Denominator:
Weighted average number of common shares outstanding	1,367,192	1,363,753	1,366,768	1,362,754
Effect of dilutive stock options	4,687	—	—	—
Effect of dilutive warrants	—	—	—	—
Weighted average number of common shares outstanding - diluted	1,371,879	1,363,753	1,366,768	1,362,754
Diluted net income (loss) per share attributable to common stockholders:	$0.62	$(1.18)	$(0.73)	$(2.18)

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

JSF receives a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF was $0 and $30,000 as of September 30, 2025 and December 31, 2024, respectively, and are included in the condensed consolidated balance sheets as amounts due to related parties.

Product sales related to intellectual property developed under research funding from BHL ceased as of December 31, 2024. The royalty fees due to JSF for sales in 2024 were paid in April 2025 and no future royalty fees are expected.

18. Subsequent Events

Management has evaluated subsequent events through November 7, 2025, the date that the financial statements were issued.

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

On December 4, 2024, Arcadia, Roosevelt Resources LP (“Roosevelt” or the “Partnership”) and Elliott Roosevelt, Jr. and David A. Roosevelt, in their capacities as representatives of the limited partners of the Partnership entered into a Securities Exchange Agreement (as it may be amended from time to time, the “Exchange Agreement”). Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions contemplated by the Exchange Agreement (the "Closing"), Arcadia agreed to issue shares of its common stock to the limited partners of Roosevelt in exchange for all of the limited partnership interests of Roosevelt and to the sole member of the general partner of Roosevelt (together with the limited partners, referred to collectively as the “Limited Partners”) in exchange for its membership interest (together with the limited partnership interests of the Limited Partners, the “Partner Interests”) in the limited liability company that is the general partner of Roosevelt (such exchange, contributions and issuances referred to as the “Exchange”). As a result of the Exchange, Arcadia will continue and Roosevelt will continue as a wholly owned subsidiary of Arcadia. Upon completion of the Exchange, and based on the number of shares issuable pursuant to the Exchange Agreement (and assuming that no other shares are issuable to third parties in connection with the Closing), the Limited Partners and the Arcadia stockholders as of immediately prior to the Closing will own 90% and 10%, respectively, of the shares of common stock of Arcadia outstanding immediately after the Closing. On February 14, 2025, the Company filed a registration statement on Form S-4 with the SEC relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to a meeting of stockholders of the Company to be held to vote on proposals approve the issuance of shares pursuant to the Exchange Agreement and related proposals. On April 30, 2025, the parties to the Exchange Agreement entered into a First Amendment to Securities Exchange Agreement (the “Amendment”). The Amendment amended certain provisions of the Exchange Agreement, including without limitation the following: (i) the “Termination Date” provided for in one of the closing conditions described in the Exchange Agreement, which allows a party to terminate the Exchange Agreement if the Closing (as defined in the Exchange Agreement) has not occurred by May 15, 2025, was amended to be August 15, 2025; (ii) the provisions governing the number of shares of common stock that are issuable to the Limited Partners of Roosevelt were amended so that the number is calculated such that the number of shares to be issued to the Limited Partners equals 90% of the number of shares of common stock outstanding immediately after the Closing giving effect to the number of shares issuable to the Limited Partners (and ignoring and not giving effect to any other shares of common stock that may be issuable to any other persons in connection with or immediately after the Closing) (the “Exchange Shares”), without any possible upward or downward adjustments to the number of Exchange Shares to be issued based on the amount of cash and cash equivalents of the Company as of the Closing Date; and (iii) certain definitions related to determination of the Company’s cash amount at the Closing Date were eliminated. On July 31, 2025, the Company filed with the SEC pre-effective Amendment No. 1 to the registration statement on Form S-4, and the Company subsequently received comments on Amendment No. 1 from the staff of the SEC. As of the date of filing this Quarterly Report on Form 10-Q with the SEC, the registration statement is still under review by the SEC.

On March 28, 2025, Arcadia entered into an agreement with Bioceres Crop Solutions Corp. ("BIOX") pursuant to which BIOX agreed to transfer to the Company all rights and materials relating to certain soy traits that were included in licenses granted by the Company to BIOX in the November 2020 sale of Verdeca. In addition, BIOX agreed to pay a total of $750,000 to the Company. The Company agreed to transfer to BIOX all of the Company's granted patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, the parties agreed to amend a previous agreement between the parties to eliminate any obligation to pay the Company future product royalties under the agreement. The Company recorded a gain of $750,000 on the condensed consolidated statement of operations and comprehensive income (loss) related to this transaction as the patents, pending applications and future product royalties have no carrying value. As of September 30, 2025, the Company has received full payment for the $750,000.

On May 26, 2025, Arcadia entered into a License Termination and Patent Non-Assert Agreement (the "Bioseed Agreement") with Bioseed Research India, a division of DCM Shriram Limited ("Bioseed"). Pursuant to the Bioseed Agreement, the parties agreed to terminate a license agreement previously entered into by Arcadia and Bioseed in 2012, Arcadia agreed to not assert its rights under a patent held by Arcadia regarding certain products commercialized or that may be commercialized by Bioseed, and Bioseed agreed that if as a result of any such commercialization by Bioseed any amounts become payable to a third party pursuant to an agreement previously entered into between Arcadia and the third party, Bioseed will pay such amounts to the third party. As a result, the related $1.0 million contingent liability was eliminated from the condensed consolidated balance sheet as of the end of the second quarter of 2025.

Tariffs

In April 2025, a universal baseline tariff of 10% imposed by the U.S. government went into effect. Additional country-specific tariffs were initially delayed until the announcement of their implementation in August 2025, which included a revised increased rate of approximately 20% for Asian sourcing countries. While we expect the imposition of tariffs to increase our cost of goods sold, the full impact of tariffs on the Company remains uncertain as the tariff policy continues to develop. We are closely monitoring the tariff landscape and are in discussions with our business partners to explore ways to mitigate the impact of tariffs on the Company. For additional information regarding the potential impacts of tariffs on our business and results of operations, see Part I, "Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025.

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

Components of Our Statements of Operations Data

Revenues

Product revenues

Product revenues consist primarily of sales of Zola and GLA products. GLA oil sales ceased as of the end of 2024. We recognize revenue from product sales when control of the product is transferred to third-party distributors and retailers, collectively “our customers,” which generally occurs upon delivery. Revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

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

Credit loss

Credit loss consists primarily of a reserve established related to the Above Food note receivable.

Other income

Other income consists primarily of a realized gain recognized related to the receipt of Above Food Ingredients, Inc. ("AFII") common stock as well as unrealized gain recognized subsequent to the receipt of the AFII common stock.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		$ Change	% Change
	2025	2024
	(In thousands except percentage)
Revenues:
Product	$1,302	$1,537	$(235)	(15)%
Total revenues	1,302	1,537	(235)	(15)%
Operating expenses (income):
Cost of revenues	884	1,032	(148)	(14)%
Research and development	—	24	(24)	(100)%
Selling, general and administrative	1,570	2,241	(671)	(30)%
Total operating expenses	2,454	3,297	(843)	(26)%
Loss from operations	(1,152)	(1,760)	608	(35)%
Interest income	7	233	(226)	(97)%
Credit loss	(257)	—	(257)	(100)%
Other income	1,698	15	1,683	11220%
Change in fair value of common stock warrant and option liabilities	560	330	230	70%
Net income (loss) from continuing operations	856	(1,182)	2,038	(172)%
Net loss from discontinued operations	—	(430)	430	100%
Net income (loss) attributable to common stockholders	$856	$(1,612)	$2,468	(153)%

Revenues

Product revenues decreased $235,000, or 15%, during the three months ended September 30, 2025 compared to the same period in 2024, of which $217,000 is related to sales of GLA oil during three months ended September 30, 2024 that were absent in 2025.

Cost of revenues

Cost of revenues decreased $148,000, or 14%, during the three months ended September 30, 2025 compared to the same period in 2024 driven by a write-down of $154,000 related to hemp and GoodWheat seed during the three months ended September 30, 2024. There was no such write-down of inventory in 2025. Cost of revenues for the same period in 2024 included $18,000 from GLA oil.

Research and development

Research and development expenses decreased by $24,000, or 100%, during the three months ended September 30, 2025 compared to the same period in 2024 reflecting our strategy to develop the Zola brand by leveraging our existing resources and minimizing new investment.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $671,000 during the three months ended September 30, 2025 compared to the same period in 2024, driven primarily by operating costs and employee related costs in 2024 that were absent in 2025.

Interest income

During the three months ended September 30, 2025, the Company recognized interest income of $7,000. During the three months ended September 30, 2024, the Company recognized interest income of $233,000, of which $186,000 was related to discount amortization and accrued interest on the promissory note from Above Food.

Credit loss

During the three months ended September 30, 2025, the Company recognized credit loss of $257,000 primarily for deductions related to GoodWheat that the Company does not expect to be reimbursed by Above Food. There was no such loss recognized during the same period in 2024.

Other income

During the three months ended September 30, 2025, the Company recognized other income of $1.7 million primarily driven by an unrealized gain recognized subsequent to the receipt of the AFII common stock of $1.7 million. During the three months ended September 30, 2024, the Company recognized other income of $15,000.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $560,000 and $330,000 during the three months ended September 30, 2025 and 2024, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Net loss from discontinued operations

Net loss from discontinued operations for GoodWheat was $430,000 during the three months ended September 30, 2024, reflecting the sale of the GoodWheat brand and related assets to Above Food during the second quarter of 2024. See Note 3 to the condensed consolidated financial statements for further information on discontinued operations.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
	(In thousands except percentage)
Revenues:
Product	$3,957	$3,829	$128	3%
Total revenues	3,957	3,829	128	3%
Operating expenses (income):
Cost of revenues	2,389	2,136	253	12%
Research and development	9	40	(31)	(78)%
Gain on sale of intangible assets	(750)	(4,000)	3,250	(81)%
Impairment of property and equipment	—	36	(36)	100%
Change in fair value of contingent consideration	(2,000)	—	(2,000)	100%
Selling, general and administrative	5,434	6,986	(1,552)	(22)%
Total operating expenses	5,082	5,198	(116)	(2)%
Loss from operations	(1,125)	(1,369)	244	(18)%
Interest income	222	428	(206)	(48)%
Credit loss	(4,745)	—	(4,745)	(100)%
Other income	2,770	168	2,602	1549%
Change in fair value of common stock warrant and option liabilities	1,875	493	1,382	280%
Net income (loss) from continuing operations	(1,003)	(280)	(723)	258%
Net loss from discontinued operations	—	(2,694)	2,694	100%
Net income (loss) attributable to common stockholders	$(1,003)	$(2,974)	$1,971	(66)%

Revenues

Product revenues increased $128,000, or 3%, and consisted entirely of Zola coconut water sales during the nine months ended September 30, 2025 compared to the same period in 2024. Zola revenues increased $820,000, or 26% during the nine months ended September 30, 2025 compared to the same period in 2024. This was primarily driven by an increase in distribution resulting in higher sales volume. The Company did not implement any price increases during 2024 or 2025. Revenues for the nine months ended September 30, 2024 included $701,000 from sales of GLA oil that were absent in 2025.

Cost of revenues

Cost of revenues increased by $253,000, or 12%, and consisted primarily of Zola coconut water costs during the nine months ended September 30, 2025 compared to the same period in 2024. Zola cost of revenues increased $472,000, or 25% during the nine months ended September 30, 2025 compared to the same period in 2024 driven by a 26% increase in Zola sales. Cost of revenues for the nine months ended September 30, 2024 included $64,000 from GLA oil as well as a write-down of $154,000 related to hemp and GoodWheat seed.

Research and development

Research and development expenses decreased by $31,000, or 78%, during the nine months ended September 30, 2025 compared to the same period in 2024 reflecting our strategy to develop the Zola brand by leveraging our existing resources and minimizing new investment.

Gain on sale of intangible assets

During the nine months ended September 30, 2025, the Company realized a gain of $750,000 related to the sale of our reduced gluten and oxidative stability patent portfolios in March 2025. During the nine months ended September 30, 2024, the Company realized a gain of $4.0 million related to the sale of its RS durum wheat trait to Corteva.

Impairment of property and equipment

During the nine months ended September 30, 2024, the Company recognized impairment of property and equipment held for sale of $36,000. There was no such impairment of property and equipment during the nine months ended September 30, 2025.

Change in fair value of contingent consideration

During the nine months ended September 30, 2025, the change in the fair value of contingent consideration was due to the gain of $2.0 million associated with the reduction of our contingent liability as the result of a decision to abandon one of the two remaining programs and transfer the other to a third party with respect to which a contingent liability was previously accrued. See Note 14 to the condensed consolidated financial statements for details. There was no change in fair value of contingent consideration during the nine months ended September 30, 2024.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $1.6 million during the nine months ended September 30, 2025 compared to the same period in 2024, driven primarily by operating costs and employee related costs in 2024 that were absent in 2025.

Interest income

During the nine months ended September 30, 2025, the Company recognized interest income of $222,000, of which $180,000 was related to discount amortization and accrued interest on the promissory note from Above Food. During the nine months ended

September 30, 2024, the Company recognized interest income of $428,000, of which $282,000 was related to discount amortization and accrued interest on the promissory note from Above Food. The remaining difference was related to interest from investments.

Credit loss

During the nine months ended September 30, 2025, the Company recognized credit loss of $4.7 million primarily related to the establishment of a reserve for the remaining $4.0 million principal amount of the Above Food note receivable, plus accrued interest of $421,000. There was no such loss recognized during the same period in 2024.

Other income

During the nine months ended September 30, 2025, the Company recognized other income of $2.8 million driven by a gain recognized related to the receipt of AFII common stock as well unrealized gain recognized subsequent to the receipt of the AFII common stock. During the nine months ended September 30, 2024, the Company recognized other income of $168,000, of which $117,000 was related to realized gains on investments.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $1.9 million and $493,000 during the nine months ended September 30, 2025 and 2024, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Net loss from discontinued operations

Net loss from discontinued operations for GoodWheat was $2.7 million during the nine months ended September 30, 2024, reflecting the sale of the GoodWheat brand and related assets to Above Food during the second quarter of 2024. See Note 3 to the condensed consolidated financial statements for further information on discontinued operations.

Seasonality

The coconut water category, similar to other beverages, is seasonal. Generally, sales volumes are highest during our second and third fiscal quarters when the weather is warmer.

Liquidity & Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases. As of September 30, 2025, we had cash and cash equivalents of $1.1 million. For the nine months ended September 30, 2025, the Company had net loss of $1.0 million and net cash used in operations of $3.9 million. For the twelve months ended December 31, 2024, the Company had net loss of $7.0 million and net cash used in operations of $9.6 million.

As discussed in Notes 1 and 7 to the condensed consolidated financial statements, Above Food did not make the first $2.0 million principal payment plus accrued interest on the promissory note given by Above Food to the Company ("Promissory Note") pursuant to the Purchase Agreement, and substantial doubt exists whether Above Food will make any cash payments with respect to the Promissory Note. Failure to make the first cash principal payment due under the Promissory Note has had a material adverse effect on the Company's near-term cash resources and financial position. In addition, although as described in Note 7, approximately 2.7 million shares of Above Food's parent company AFII ("Parent Shares") have been issued to the Company pursuant to a notice previously delivered by the Company, uncertainty exists regarding whether additional Parent Shares may be issued in satisfaction of Above Food's other obligations under the Promissory Note, when any Parent Shares will be able to be freely resold pursuant to Rule 144 or otherwise, or the amount of net proceeds to Arcadia that might result from a sale of any such Parent Shares.

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

We will require additional funding in the near term to fund our business and the marketing and sale of our products and to provide working capital to fund other aspects of our business. As noted above, Above Food defaulted on its obligations to pay us amounts due under its Promissory Note to the Company, including the first installment of the Promissory Note due May 14, 2025, and substantial doubt exists whether or when Above Food will be able to make any cash payments with respect to the Promissory Note, or whether additional Parent Shares may be issued to us in satisfaction of Above Food's obligations under the Promissory Note. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. We may seek to raise additional funds through debt or equity financings, if necessary. We may also consider entering into additional partner arrangements or other transactions. Any sale of additional equity would result in dilution to our stockholders. In addition, if we are able to sell shares of AFII, the net proceeds from sales of AFII shares may provide a source of funding. Rule 144 permits the public resale of restricted securities provided that certain requirements are satisfied. For a non-affiliate of an issuer, which Arcadia believes it is with respect to AFII, the shares must have been held for at least six months from the date that they were acquired from the issuer. Arcadia believes that the six month holding period with respect to the Prepayment Shares initially issued should be satisfied by the end of calendar year 2025. In addition, Rule 144 requires that there must be "current public information" about the issuer, including without limitation the issuer being subject to the Exchange Act's periodic reporting requirements and having filed all required reports under Section 13 or 15(d) of the Exchange Act (other than Form 8-K reports), including all required financial statements, during the 12 months preceding the date of sale of the restricted securities. Under Rule 144, after the restricted securities have been held for more than one year, then non-affiliates of the issuer may freely resell the shares without regarding to the current public information requirements. Removal of restrictive legends from shares also requires action by the issuer and its transfer agent in order to remove the legends and facilitate the public resale of the shares. Independent of Rule 144, there are no assurances regarding whether or when AFII will file a registration statement covering the resale of the shares issued to Arcadia as provided for in the Promissory Note as described above or, if filed, when it will become effective in light of the current U.S. federal government shutdown and other considerations. In addition, the market price of AFII common stock is very volatile. If from time to time in the future Arcadia seeks to sell the AFII shares that it holds, there are no assurances regarding the amount of net proceeds to Arcadia that might result from such sales. Our incurrence of debt would result in debt service obligations, and the instruments governing our debt could provide for additional operating and financing covenants that would restrict our operations. If we are not able to secure adequate additional funding, we will be forced to reduce our spending, extend payment terms with our suppliers, liquidate assets, or initiate dissolution and liquidation or bankruptcy proceedings. Any of these actions would have a material adverse effect on our business, results of operations and financial condition.

As noted above, through September 30, 2025, we have incurred substantial losses. We will be required to obtain additional cash resources in the near term in order to support our operations and activities. The availability of required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are or could become involved could adversely affect our liquidity and financial position. No assurance can be given as to the timing or ultimate success of obtaining future funds. If we are not able to obtain additional required equity or debt funding, our cash resources would be significantly limited and could become depleted, and we could be required to materially reduce or suspend operations or seek dissolution and liquidation, or bankruptcy protection. In the event of dissolution and liquidation proceedings or bankruptcy proceedings, the creditors of Arcadia would have first claim on the value of the assets of Arcadia which, other than remaining cash, would most likely be liquidated in one or more transactions or a bankruptcy sale, and the common stock of Arcadia likely would have little or no value. Arcadia can give no assurance as to the magnitude of the net proceeds of such a sale and whether such proceeds and available cash would be sufficient to satisfy Arcadia’ obligations to its creditors, let alone to permit any distribution to its equity holders.

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Current assets	$8,387	$9,242
Current liabilities	2,285	2,563
Working capital surplus	$6,102	$6,679

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(3,878)	$(7,418)
Investing activities	750	4,827
Financing activities	6	9
Net decrease in cash	$(3,122)	$(2,582)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2025, was $3.9 million. With respect to our net loss of $1.0 million, non-cash charges including the change in fair value of common stock warrant and option liabilities of $1.9 million, change in fair value of contingent consideration of $2.0 million, amortization of note receivable discount of $69,000, a gain on sale of intangible assets of $750,000, a gain on the receipt of AFII common stock of $1.1 million, an unrealized gain subsequent to receipt of AFII common stock of $1.7 million, adjustments in our working capital accounts of $391,000, and operating lease payments of $139,000 were offset by $30,000 of depreciation, $122,000 of lease amortization, $217,000 of stock-based compensation and $4.7 million of credit loss.

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

Cash flows from investing activities

Cash provided by investing activities for the nine months ended September 30, 2025 consisted of proceeds from the sale of intangible assets of $750,000.

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

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2025 consisted of proceeds from the purchase of ESPP shares of $6,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL (and contained in Exhibit 101)					X

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

Arcadia Biosciences, Inc.

November 7, 2025	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President, Chief Executive Officer and Interim Chief Financial Officer