Form 10-K
period 2025-12-31
Arcadia Biosciences, Inc.
filed 2026-03-26
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5,740,919 (based on the closing price of $4.31 on June 30, 2025 on the NASDAQ Capital Market).

As of March 19, 2026, the registrant had 2,056,884 shares of common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of the Registrant's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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

TABLE OF CONTENTS FOR FORM 10-K

i

PART I

Item 1. Business.

Overview

Arcadia has leveraged its history as a leader in science-based approaches to develop high value products and drive innovation in the consumer goods industry. Since acquiring the assets of Zola in May 2021, Arcadia has provided consumers with a way to rehydrate, reset, and reenergize with Zola coconut water products. Previously, Arcadia developed products, primarily in wheat, which it commercialized through the sale of food products, trait licensing and royalty agreements.

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

On December 4, 2024, Arcadia, Roosevelt Resources LP (“Roosevelt” or the “Partnership”) and Elliott Roosevelt, Jr. and David A. Roosevelt, in their capacities as representatives of the limited partners of the Partnership entered into a Securities Exchange Agreement (as it may be amended from time to time, the “Exchange Agreement”) providing for the combination of the two companies in an all-stock transaction. Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions Arcadia agreed to issue shares of its common stock to the limited partners and to the sole member of the general partner of Roosevelt (together, the “Limited Partners”) in exchange for all of the limited partnership and other equity interests of Roosevelt (the “Exchange”). The Exchange Agreement, as amended, provided that upon completion of the Exchange, the Limited Partners and the Arcadia stockholders prior to the closing were to own 90% and 10%, respectively, of the shares of common stock of Arcadia immediately after the closing. On February 14, 2025, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to a meeting of stockholders of the Company to be held to vote on proposals to approve the issuance of shares pursuant to the Exchange Agreement and related proposals. On April 30, 2025, the parties to the Exchange Agreement entered into a First Amendment to Securities Exchange Agreement (the “Amendment”). The Amendment amended certain provisions of the Exchange Agreement, including amending the “Termination Date” provided for in one of the closing conditions described in the Exchange Agreement, which allowed a party to terminate the Exchange Agreement if the closing had not occurred by May 15, 2025, to be August 15, 2025 (the “Termination Provision”). On July 31, 2025, the Company filed with the SEC pre-effective Amendment No. 1 to the registration statement on Form S-4. On December 24, 2025, the Company received a notice from Roosevelt indicating that it was terminating the Exchange Agreement with immediate effect pursuant to the Termination Provision, as the closing of the Exchange had not occurred by the Termination Date specified in the Amendment. The Company does not believe that any break-up fee or similar payment is payable by either party in connection with termination of the Exchange Agreement.

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

Tariffs

Commencing in April 2025, the U.S. government announced and imposed a series of reciprocal tariffs on most U.S. trading partners in reliance on the International Economic Emergency Power Act, or IEEPA. Effective August 7, 2025, the U.S. government implemented a 19% reciprocal tariff rate on goods originating from Thailand, where our coconut water is sourced and processed. In October 2025, the United States and Thailand reached a preliminary framework agreement on reciprocal trade, which maintains a 19% rate while identifying certain product categories that may be eligible for a zero percent reciprocal tariff rate; however the scope and implementation timeline of those exemptions remain subject to further negotiation.

On February 20, 2026, the U.S. Supreme Court ruled that the use of the IEEPA to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs announced in April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal or statutory authorities. Following the decision, the administration signed a new executive order to impose new duties and announced a 10% global tariff on imports entering the United States (subject to certain exceptions) under Section 122 of the Trade Act of 1974, which provides for tariffs up to 15% for a period of up to 150 days unless extended by Congress. The administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. As a result, there remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply. We continue to evaluate the potential impact of these tariffs on our cost of goods sold, including opportunities for product classification optimization under applicable Harmonized Tariff Schedule codes. The full impact of tariffs on the Company remains uncertain as tariff policy continues to evolve and in light of legal challenges to the tariff framework. We are actively working with our customs brokers, logistics partners, and business partners to identify and implement mitigation strategies. For additional information regarding the potential impacts of tariffs on our business and results of operations, see Item 1A, "Risk Factors" below.

Our Products

Zola Coconut Water

Zola Coconut Water joined the Arcadia family of brands in May 2021. Sourced from Thailand, where coconuts are grown, harvested, and packaged at origin, Zola delivers a pure, natural coconut water with a crisp, clean taste that is slightly sweet and refreshingly hydrating. Naturally rich in electrolytes, Non-GMO Project Verified, and only 60 calories per serving, Zola is the superior way to rehydrate, reset, and reenergize. Available in original, original with pulp, espresso, and pineapple flavors, Zola is sold through grocery retailers and foodservice distributors across the U.S.

Agronomic Wheat Traits

As a result of the various agreements and transactions described above, Arcadia no longer retains any effective commercialization rights to its portfolio of wheat patents. Therefore, the Company does not expect to receive any license or royalty fees in the future related to any wheat-based intellectual property rights.

Intellectual Property

Following the transactions with Corteva, Above Food and Bioceres described above, we have significantly reduced our patent portfolio. As of December 31, 2025, we owned or exclusively controlled 24 issued patents, and 2 pending patent applications worldwide. As of December 31, 2025, we had 5 registered trademarks and no pending trademark applications in the United States.

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

Employees

As of December 31, 2025, we had eight employees, including management, operations, accounting/finance, legal and administration personnel. We believe our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

Facilities

Our corporate headquarters are located in Dallas, Texas. We believe that our leased space is adequate to meet our current needs and that, if needed, suitable additional or alternative space will be available to accommodate our operations.

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

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2025, included in this Report, we have an accumulated deficit, recurring net losses and net cash used in operations, and resources that will not be sufficient to meet our anticipated cash requirements, which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The substantial doubt about our ability to continue as a going concern may hinder our ability to obtain further required financing. If we cannot continue as a viable entity, we might be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection, and our stockholders would likely lose most or all of their investment in us.

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

We have incurred significant net losses since our formation in 2002 and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of $2.3 million and $7.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $281.2 million. Net cash used in operations was $4.7 million and $9.6 million for the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur losses and there are no assurances that we will become profitable at all or on a sustained basis.

We will require additional financing and may not be able to obtain such financing on favorable terms, if at all, which could adversely impact our operations and ability to continue our business. Such additional funding may not be available, which would have a material adverse effect on our business, financial condition and results of operations and would materially and adversely affect our ability to continue operations.

Arcadia will require additional funding in the near term to fund its business and the marketing and sale of its products and to provide working capital to fund other aspects of its business. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. If funding is obtained through future financings involving the issuance of equity securities, Arcadia’s existing stockholders would suffer dilution. If Arcadia is able to raise funding through debt financing, it may be subject to restrictive covenants that limit its operating flexibility. Arcadia may not be able to raise sufficient additional funds on terms that are favorable to it, if at all. If Arcadia fails to raise sufficient funds and continues to incur losses, its ability to continue its operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures, would likely be significantly limited. Delays in obtaining, or the inability to obtain, required funding would materially and adversely affect our ability to satisfy our current and future liabilities and obligations, and would materially and adversely affect our ability to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek dissolution and liquidation, bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Arcadia’s gross profit margins on its consumer products may be impacted by a variety of factors, including but not limited to variations, in freight costs, pricing, customer requirements, market acceptance rate and promotional support costs.

Arcadia expects that its gross profit as a percentage of net sales could fluctuate as a result of a number of factors, including product pricing, retail discounts, and input costs. If Arcadia is not able to increase its selling prices to offset increased input costs, or if its sales volume decreases significantly, there could be a negative impact on its financial condition and results of operations.

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

Arcadia’s future performance will depend on the continued services and contributions of its management team and other key employees, the loss of whose services might significantly delay or prevent the achievement of the Company's objectives. The replacement of any member of our management team involves significant time and costs and such a loss could significantly delay or prevent the achievement of our business objectives.

Additionally, Arcadia’s business is dependent on its ability to recruit and maintain a highly skilled and educated workforce with expertise in a range of disciplines, including supply chain management, marketing, and other areas relevant to its operations. All of Arcadia’s current employees are at-will employees, and the failure to retain or hire skilled and highly educated personnel could limit its growth and hinder its business.

Arcadia’s business is subject to the risks of security breaches, including cybersecurity incidents.

Arcadia utilizes and critically relies upon information technology systems in all aspects of its business, including large amounts of data to support its products. Failure to effectively prevent, detect, and recover from the increasing number and sophistication of information security threats could result in theft, misuse, modification, and destruction of information, including trade secrets and confidential business information, and cause business disruptions, or reputational damage, which could significantly affect Arcadia’s results of operations and financial condition.

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

As a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the demand for our products, and as a result, could have a negative impact on our business, financial condition and results of operations. Because our Zola coconut water product is sourced in Thailand, such steps, if adopted and if they affect countries that impact our business, could adversely impact our business and operations, increase our costs, and make our products less competitive.

Commencing in April 2025, the U.S. government announced and imposed a series of reciprocal tariffs on most U.S. trading partners in reliance on the International Economic Emergency Power Act, or IEEPA. Effective August 7, 2025, the U.S. government implemented a 19% reciprocal tariff rate on goods originating from Thailand, where our coconut water is sourced and processed. In October 2025, the United States and Thailand reached a preliminary framework agreement on reciprocal trade, which maintains a 19% rate while identifying certain product categories that may be eligible for a zero percent reciprocal tariff rate; however the scope and implementation timeline of those exemptions remain subject to further negotiation.

On February 20, 2026, the U.S. Supreme Court ruled that the use of the IEEPA to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs announced in April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal or statutory authorities. Following the decision, the administration signed a new executive order to impose new duties and announced a 10% global tariff on imports entering the United States (subject to certain exceptions) under Section 122 of the Trade Act of 1974, which provides for tariffs up to 15% for a period of up to 150 days unless extended by Congress. The administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. As a result, there remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply.

As a result of being a public company, Arcadia is obligated to implement and maintain effective internal control over financial reporting. If Arcadia is unable to implement and maintain effective internal control over financial reporting in the future, investor confidence in Arcadia may be adversely affected and, as a result, the value of its common stock.

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

Arcadia has identified material weaknesses in its internal control over financial reporting as discussed in Item 9A, "Controls and Procedures" of Part II of this Report. If Arcadia identifies additional material weaknesses in its internal control over financial reporting, if Arcadia is unable to comply with the requirements of Section 404(a) in a timely manner, if Arcadia is unable to assert that its internal control over financial reporting is effective or, once required, if Arcadia's independent registered public accounting firm is unable to attest that Arcadia's internal control over financial reporting is effective, investor confidence in Arcadia may be adversely affected and, as a result, the value of its common stock.

Risks Related to Ownership of Our Common Stock

Future sales of substantial amounts of Arcadia’s common stock, or the possibility that such sales could occur, could adversely affect the market price of Arcadia’s common stock.

Future sales in the public market of Arcadia’s common stock, or shares issued upon exercise of its outstanding stock options or warrants, or the perception by the market that these issuances or sales could occur, could lower the market price of Arcadia’s common stock or make it difficult for Arcadia to raise additional capital, and Arcadia’s stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon the sale of their shares. As of December 31, 2025, we had 1,373,120 shares of common stock outstanding, substantially all of which Arcadia believes may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares. As of December 31, 2025, we had 127,131 shares of Arcadia’s common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $19.37 per share, and outstanding warrants and preferred investment options to purchase 1,016,252 shares of common stock at a weighted-average exercise price of $26.68 per share. In addition, on January 9, 2026, we entered into inducement letter agreements with certain holders of outstanding preferred investment options pursuant to which such holders exercised certain outstanding preferred investment options covering an aggregate of 808,595 shares of common stock and/or Abeyance Shares. Pursuant to the terms of the investment options, if exercise of the investment options would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the holder's investment options (4.99% or 9.99%, as applicable), as determined by the holder, we agreed to hold such holder's balance of exercised shares in abeyance and not issue such shares (the "Abeyance Shares") until we receive notice from the holder that the balance of shares may be issued in compliance with such beneficial ownership limitations (with such Abeyance Shares evidenced through the holder's existing investment options, and deemed prepaid). In connection with the transaction, we also issued new preferred investment options to purchase 1,617,190 shares of common stock at an exercise price of $2.325 per share. Subject to applicable vesting requirements, upon exercise of any of the above options or warrants, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options and warrants that have exercise prices that are below the market price of Arcadia’s common stock from time to time, Arcadia’s stockholders would experience dilution upon the exercise of these options and warrants.

Arcadia’s stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of Arcadia’s common stock has been and may continue to be volatile. After making adjustments for the impact of reverse stock splits, since shares of our common stock were sold in its initial public offering in May 2015 at a price of $6,400.00 per share, Arcadia’s stock price has ranged from $1.82 to $6,984.00, through December 31, 2025. The market price of Arcadia’s common stock is subject to wide fluctuations in response to various risk factors, some of which are beyond Arcadia’s control and may not be related to its operating performance, including:

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

Our common stock is listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), such as the corporate governance, minimum stockholders equity or minimum closing bid price requirements, Nasdaq may take steps to delist our common stock. If we receive a deficiency letter regarding such listing requirements, we would attempt to take actions to regain compliance with applicable listing requirements within any cure periods applicable to such requirements; however, we can provide no assurance that any such action taken by us would allow our common stock to continue to be listed.

Further, on January 13, 2026, Nasdaq filed with the SEC, pursuant to the Exchange Act and Rule 19b-4 promulgated thereunder, a proposed rule change to adopt a new Market Value of Listed Securities (“MVLS”) continued listing requirement of at least $5 million. Specifically, under the proposed new rule, if a company fails to have a MVLS of at least $5 million for 30 consecutive business days, its listed securities will be subject to immediate suspension and delisting without a cure period to regain compliance, delisting would not be stayed pending any appeal by the company, and the appeal process from such a suspension and delisting determination would be very limited. The proposed rule change was published for comment in the Federal Register on January 29, 2026. Section 19(b)(2) of the Exchange Act provides that within 45 days of the publication of notice of the filing of a proposed rule change, or within such longer period up to 90 days as the SEC may designate if it finds such longer period to be appropriate and publishes its reasons for so finding or as to which the self-regulatory organization consents, the SEC shall either approve the proposed rule change, disapprove the proposed rule change, or institute proceedings to determine whether the proposed rule change should be disapproved. On March 16, 2026, the SEC announced that pursuant to Section 19(b)(2) of the Exchange Act, it was designating a longer period of time within which to take action on the proposed rule change so that the SEC has sufficient time to consider the proposed rule change and the issues raised therein, and designated April 29, 2026, as the date by which the SEC would either approve or disapprove, or institute proceedings to determine whether to disapprove, the proposed rule change.

Based on the number of shares of our common stock outstanding (other than shares held by directors and officers) as of March 19, 2026, and the last consolidated bid price of our common stock on the Nasdaq Capital Market on March 19, 2026, our MVLS was approximately $3.4 million. Accordingly, if the SEC subsequently approves the rule change as proposed and if our MVLS remains below the minimum $5 million requirement for 30 consecutive business days after the new rule becomes effective and the date that such determination period commences, our common stock would be subject to immediate suspension and delisting from the Nasdaq Capital Market.

If our common stock were to be delisted from the Nasdaq Capital Market, such a delisting would have a negative effect on the liquidity of our common stock, could decrease the price of our common stock, could result in a loss of confidence by institutional or other investors, employees, business partners or other third parties, result in fewer business development opportunities or opportunities for entering into strategic transactions, impair investors' ability to sell or purchase our common stock when they wish to do so, and materially adversely affect our ability to raise capital or pursue financing, strategic or other transactions on acceptable terms, or at all.

If our common stock were to be delisted from the Nasdaq Capital Market, the common stock may be eligible for trading on an over-the-counter market such as the OTCQX Best Market, OTCQB Venture Market or OTCID Basic Market, operated by the OTC Markets Group. The quotation of the common stock on an OTC marketplace, compared to being listed on a national securities exchange such as the Nasdaq Capital Market, may present significant risks to the holders of common stock, including lower availability and efficiency of market price quotations, significantly less liquidity, increased price volatility, increased transaction costs, and the application of state securities laws that could result in restrictions on the sale of our common stock. Stockholders may not be able to sell their shares of common stock on any such substitute marketplace in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares of common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC and FINRA have adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share, subject to certain exemptions including without limitation if the issuer has net tangible assets exceeding $2 million and has been in continuous operation for at least three years, and other than securities registered on certain national securities exchanges (including the Nasdaq Capital Market) or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. As of December 31, 2025, our net tangible assets exceeded $2 million. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, then our common stock may be deemed a penny stock unless one of the exemptions applies. If our common stock is deemed to be a penny stock, trading in our common stock would be subject to additional sales practice requirements on broker-dealers who sell penny stocks. If our stock is deemed to be a penny stock, then the penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information, including information about penny stocks and the nature and level of risks involved in investing in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements containing price and market information relating to the penny stock. In addition, broker-dealers who sell these securities to persons other than established customers (as defined in the applicable rules) and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, the additional burdens imposed upon broker-dealers by such requirements may discourage brokers from effecting transactions in our common stock if it is deemed to be a penny stock. Accordingly, investors may not always be able to resell their shares of our common stock publicly at times and prices acceptable to them.

Certain of our securities issued in prior offerings include a right to receive the Black-Scholes value of the unexercised portion of those securities in the event of a certain kinds of fundamental transactions, which payments, if applicable, could be significant.

Certain of our outstanding warrants (which in some instances are denominated as “investment option” securities) to purchase shares of common stock that we issued in prior offerings provide that, in the event of certain kinds of “fundamental transactions,” including, without limitation, a merger or consolidation of the Company or sale of all or substantially all of our assets or a sale of a certain percentage of our common stock, in each case where the Company is not the surviving entity (as defined in the warrant or investment option) in the transaction or the Company’s common stock is no longer registered under the Securities Exchange Act of 1934, as amended, the holders of such warrants have the option, by delivering a notice within 30 days after the closing of the transaction, to require us to pay to such holders an amount of cash equal to the Black-Scholes value of the warrants, calculated as provided in the warrants. If the Company engaged in a transaction where the holders had such rights, the amounts that the Company might be required to pay under such provisions could be material. In addition, if one or more holders of such warrants or investment options believes that such provisions are applicable and initiates legal proceedings to require the Company to make such payments, resolving such matters could involve significant time and expense, and an adverse outcome could have a material adverse effect on our business, financial condition and results of operations.

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

We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our results of operations and financial condition, under the heading "Arcadia’s business is subject to the risks of security breaches, including cybersecurity incidents" in Item 1A, “Risk Factors” of Part I of this Report.

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

Item 2. Properties.

Our corporate headquarters are located in Dallas, Texas. We believe that our leased space is adequate to meet our current needs and that, if needed, suitable additional or alternative space will be available to accommodate our operations.

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

On March 6, 2025, a complaint was filed in the Superior Court of the State of California for the County of San Francisco by the Center for Environmental Health, a non-profit corporation (the "plaintiff"), against approximately 28 named companies, including several major retailers and manufacturers such as Walmart, Whole Foods Market, Smart & Final Stores, and Raleys, as well as many companies that manufacture and market coconut water products, including the Company, alleging violations of the California Safe Drinking Water and Toxic Enforcement Act, known as Proposition 65. Proposition 65 requires, among things, that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. The complaint contends that the defendants violated Proposition 65 by knowingly and intentionally exposing individuals in California to Bisphenol A ("BPA") in coconut water containers. The complaint states that the plaintiff's claims against the Company are limited to the Company's coconut water products packaged in cans, but the complaint also alleges that exposure to BPA occurs when individuals consume coconut water in cartons and other containers. On May 23, 2025, the plaintiff amended the complaint to name additional retailers, manufacturers and/or companies that market coconut water products. The complaint seeks injunctive relief, including an injunction prohibiting defendants from offering coconut water products sold in California without either reducing the BPA level in the product such that no Proposition 65 warnings are required or providing prior clear and reasonable warnings, and civil penalties. On July 22, 2025, the Company filed an answer to the complaint, denying liability and asserting a number of affirmative defenses. The parties have commenced discovery. The Company intends to vigorously defend itself against the claims.

As disclosed above, on December 4, 2024, the Company entered into the Exchange Agreement with Roosevelt providing for a business combination transaction pursuant to the Exchange. The Exchange Agreement was terminated effective December 29, 2025. On February 14, 2025, the Company filed a registration statement on Form S-4 with the SEC, including a preliminary proxy statement/prospectus, relating to shares to be issued in the transaction and a special meeting of stockholders of the Company to be held to approve the issuance of shares in the transaction and related proposals. After the date of filing of the registration statement, the Company received several letters (the "Demand Letters") from counsel to purported stockholders of the Company. Each letter asserted that the preliminary proxy statement included in the registration statement was deficient and demanded that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that corrective disclosures are required to be included in the registration statement to address alleged material misstatements and omissions in the registration statement and that the proxy statement/prospectus contains materially incomplete and misleading information concerning, among other matters, financial projections, financial analysis performed by the entity that provided a fairness opinion to the Company's board of directors in connection with the transaction, potential conflicts of interest involving the Company's financial advisor in connection with the transaction and the Company's insiders, and possible breach of fiduciary duties by the directors of executive officers of the Company in connection with the transaction. Certain of the Demand Letters included a request for inspection of certain books and records of the Company pursuant to Delaware corporate law. The Company has not received any communications relating to the Demand Letters after the announcement of the termination of the Exchange Agreement. In light of the termination of the Exchange Agreement with Roosevelt, as disclosed above, the Company believes that the matters contained in the Demand Letters should be regarded as having effectively been mooted. However, if any of the Demand Letters continue to be pursued, the Company believes that the allegations in the Demand Letters are without merit and intends to vigorously defend itself against any complaint that may be filed.

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

Holders of Record

As of March 19, 2026, we had 36 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during the year ended December 31, 2025, has previously been reported in Current Reports on Form 8-K that we filed during that year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2025.

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

Overview

Arcadia has leveraged its history as a leader in science-based approaches to develop high value products and drive innovation in the consumer goods industry. Since acquiring the assets of Zola in May 2021, Arcadia has provided consumers with a way to rehydrate, reset, and reenergize with Zola coconut water products. Previously, Arcadia developed products, primarily in wheat, which it commercialized through the sale of food products, trait licensing and royalty agreements.

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

On December 4, 2024, Arcadia, Roosevelt Resources LP (“Roosevelt” or the “Partnership”) and Elliott Roosevelt, Jr. and David A. Roosevelt, in their capacities as representatives of the limited partners of the Partnership entered into a Securities Exchange Agreement (as it may be amended from time to time, the “Exchange Agreement”) providing for the combination of the two companies in an all-stock transaction. Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions Arcadia agreed to issue shares of its common stock to the limited partners and to the sole member of the general partner of Roosevelt (together, the “Limited Partners”) in exchange for all of the limited partnership and other equity interests of Roosevelt (the “Exchange”). The Exchange Agreement, as amended, provided that upon completion of the Exchange, the Limited Partners and the Arcadia stockholders prior to the closing were to own 90% and 10%, respectively, of the shares of common stock of Arcadia immediately after the closing. On February 14, 2025, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to a meeting of stockholders of the Company to be held to vote on proposals to approve the issuance of shares pursuant to the Exchange Agreement and related proposals. On April 30, 2025, the parties to the Exchange Agreement entered into a First Amendment to Securities Exchange Agreement (the “Amendment”). The Amendment amended certain provisions of the Exchange Agreement, including amending the “Termination Date” provided for in one of the closing conditions described in the Exchange Agreement, which allowed a party to terminate the Exchange Agreement if the closing had not occurred by May 15, 2025, to be August 15, 2025 (the “Termination Provision”). On July 31, 2025, the Company filed with the SEC pre-effective Amendment No. 1 to the registration statement on Form S-4. On December 24, 2025, the Company received a notice from Roosevelt indicating that it was terminating the Exchange Agreement with immediate effect pursuant to the Termination Provision, as the closing of the Exchange had not occurred by the Termination Date specified in the Amendment. The Company does not believe that any break-up fee or similar payment is payable by either party in connection with termination of the Exchange Agreement.

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

Tariffs

Commencing in April 2025, the U.S. government announced and imposed a series of reciprocal tariffs on most U.S. trading partners in reliance on the International Economic Emergency Power Act, or IEEPA. Effective August 7, 2025, the U.S. government implemented a 19% reciprocal tariff rate on goods originating from Thailand, where our coconut water is sourced and processed. In October 2025, the United States and Thailand reached a preliminary framework agreement on reciprocal trade, which maintains a 19% rate while identifying certain product categories that may be eligible for a zero percent reciprocal tariff rate; however the scope and implementation timeline of those exemptions remain subject to further negotiation.

On February 20, 2026, the U.S. Supreme Court ruled that the use of the IEEPA to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs announced in April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal or statutory authorities. Following the decision, the administration signed a new executive order to impose new duties and announced a 10% global tariff on imports entering the United States (subject to certain exceptions) under Section 122 of the Trade Act of 1974, which provides for tariffs up to 15% for a period of up to 150 days unless extended by Congress. The administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. As a result, there remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply. We continue to evaluate the potential impact of these tariffs on our cost of goods sold, including opportunities for product classification optimization under applicable Harmonized Tariff Schedule codes. The full impact of tariffs on the Company remains uncertain as tariff policy continues to evolve and in light of legal challenges to the tariff framework. We are actively working with our customs brokers, logistics partners, and business partners to identify and implement mitigation strategies.

Our Products

Zola Coconut Water

Zola Coconut Water joined the Arcadia family of brands in May 2021. Sourced from Thailand, where coconuts are grown, harvested, and packaged at origin, Zola delivers a pure, natural coconut water with a crisp, clean taste that is slightly sweet and refreshingly hydrating. Naturally rich in electrolytes, Non-GMO Project Verified, and only 60 calories per serving, Zola is the superior way to rehydrate, reset, and reenergize. Available in original, original with pulp, espresso, and pineapple flavors, Zola is sold through grocery retailers and foodservice distributors across the U.S.

Agronomic Wheat Traits

As a result of the various agreements and transactions described above, Arcadia no longer retains any effective commercialization rights to its portfolio of wheat patents. Therefore, the Company does not expect to receive any license or royalty fees in the future related to any wheat-based intellectual property rights.

Discontinued Operations

As described above, Arcadia exited the GoodWheat brand. In accordance with the provisions of ASC 205-20, Arcadia has separately reported the assets and liabilities of the discontinued operation in the consolidated balance sheets and the results of the discontinued operation as a separate component on the consolidated statements of operations and comprehensive loss for all periods presented. See Note 4 to the consolidated financial statements for further information on discontinued operations.

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

License revenues

License revenues consist of up-front, nonrefundable license fees, annual license fees, and subsequent milestone payments that we receive under our license agreements. Licensed revenues ceased as of the end of 2024.

Royalty Revenues

Royalty revenues consist of amounts earned from the sale of commercial products that incorporate the Company's traits by third parties. Royalty revenues ceased as of the end of 2024.

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

Gain on sale of intangible assets

Gain on sale of intangible assets consists of the gain on sale of our reduced gluten and oxidative stability patent portfolios in 2025 and our RS durum wheat trait to Corteva in 2024.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(in thousands)
Revenues:
Product	$4,858	$5,012	$(154)	-3%
License	—	7	(7)	-100%
Royalty	—	26	(26)	-100%
Total revenues	4,858	5,045	(187)	-4%
Operating expenses (income):
Cost of revenues	3,098	2,963	135	5%
Research and development	9	53	(44)	-83%
Gain on sale of intangible assets	(750)	(4,000)	3,250	81%
Impairment of property and equipment	—	36	(36)	-100%
Change in fair value of contingent consideration	(2,000)	—	(2,000)	-100%
Selling, general and administrative	7,001	9,641	(2,640)	-27%
Total operating expenses	7,358	8,693	(1,335)	-15%
Loss from operations	(2,500)	(3,648)	1,148	31%
Interest income	221	782	(561)	-72%
Credit loss	(4,745)	—	(4,745)	-100%
Other income, net	2,309	31	2,278	7348%
Change in fair value of common stock warrant and option liabilities	2,384	(1,474)	3,858	262%
Net loss from continuing operations before income taxes	(2,331)	(4,309)	1,978	46%
Income tax expense	(8)	(8)	—	—
Net loss from continuing operations	(2,339)	(4,317)	1,978	46%
Net loss from discontinued operations — GoodWheat	—	(2,721)	2,721	100%
Net loss attributable to common stockholders	$(2,339)	$(7,038)	$4,699	67%

Revenues

Product revenues decreased $154,000, or 3%, in 2025 compared to 2024, driven by the loss of GLA oil sales in 2025 compared to sales of $756,000 in 2024. Zola revenues increased $701,000, or 17%, compared to 2024 primarily driven by an increase in distribution resulting in higher sales volume. The Company did not implement any price increases in 2024 or 2025.

License revenues were $7,000 in 2024. There were no license revenues in 2025.

Royalty revenues were $26,000 in 2024 related to HB4 soybeans. There were no royalty revenues in 2025.

Operating expenses (income)

Cost of revenues

Cost of revenues increased by $135,000, or 5%, in 2025 compared to 2024 driven by a 17% increase in Zola sales, which increased product costs and freight expenses. Cost of revenues for 2024 also included a write-down of $154,000 related to hemp and GoodWheat seed.

Research and development expenses

Research and development expenses decreased by $44,000, or 83%, in 2025 compared to 2024, reflecting our strategy to develop the Zola brand by leveraging our existing resources and minimizing new investment.

Gain on sale of intangible assets

During 2025, the Company realized a gain of $750,000 related to the sale of our reduced gluten and oxidative stability patent portfolios. During 2024, the Company realized a gain of $4.0 million related to the sale of its RS durum wheat trait to Corteva.

Impairment of property and equipment

During 2024, the Company recognized impairment of property and equipment held for sale related to its Archipelago Ventures Hawaii, LLC joint venture of $36,000 based on estimated market prices. There was no such impairment of property and equipment during 2025.

Change in fair value of contingent consideration

During 2025, the change in the fair value of contingent consideration was due to the gain of $2.0 million associated with the reduction of our contingent liability as the result of a decision to abandon one of two remaining programs and transfer the other to a third party with respect to which a contingent liability was previously accrued. See Note 14 to the consolidated financial statements for details. There was no change in fair value of contingent consideration during 2024.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $2.6 million, or 27%, in 2025 compared to 2024 driven primarily by operating costs and employee related costs in 2024 that were absent in 2025.

Interest income

During 2025, the Company recognized interest income of $221,000, of which $180,000 was related to discount amortization and accrued interest on the promissory note from Above Food. The remaining difference was related to interest from investments. Discount amortization and interest recognition on the promissory note from Above Food ceased as of the second quarter of 2025 upon recognition of the credit loss. Refer to Note 8 to the consolidated financial statements for more information. During 2024, the Company recognized interest income of $782,000, of which $310,000 was related to discount amortization and accrued interest on the promissory note from Above Food. The remaining difference was related to interest from investments.

Credit loss

During 2025, the Company recognized credit loss of $4.7 million primarily related to the establishment of a credit loss for the remaining $4.0 million principal amount of the Above Food note receivable, plus accrued interest of $421,000. There was no such loss recognized during 2024.

Other income, net

During 2025, the Company recognized other income of $2.3 million driven by a gain recognized related to the receipt of AFII common stock as well unrealized gain recognized subsequent to the receipt of the AFII common stock. Refer to Notes 7 and 8 to the consolidated financial statements for further information on the AFII common stock. During 2024, the Company recognized other income of $31,000.

Change in fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $2.4 million and a loss of $1.5 million during 2025 and 2024, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the March 2023 Private Placement and August 2022 Registered Direct Offering financing transactions. The primary driver for the change in estimated fair value of common stock warrant and option liabilities was the change in stock price during each year.

Income tax expense

The income tax provision resulted in an expense of $8,000 during each of 2025 and 2024.

Net loss from discontinued operations

Net loss from discontinued operations for GoodWheat was $2.7 million during 2024, reflecting the sale of the GoodWheat brand and related assets to Above Food during the second quarter of 2024. See Note 4 to the consolidated financial statements for further information on discontinued operations.

Seasonality

The coconut water category, similar to other beverages, is seasonal. Generally, sales volumes are highest during our second and third fiscal quarters when the weather is warmer.

Liquidity and Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations, which are primarily focused on commercializing our products. Our contractual obligations are primarily related to our operating leases. As of December 31, 2025, we had cash and cash equivalents of $0.3 million. In addition, in January 2026, we received gross proceeds of approximately $2.1 million, prior to deducting placement agent fees and offering expenses, from the exercise of certain previously outstanding preferred investment options to purchase an aggregate of 808,595 shares of common stock, pursuant to inducement letter agreements that we entered into with certain holders of previously outstanding preferred investment options.

For the years ended December 31, 2025 and 2024, the Company had net losses of $2.3 million and $7.0 million, respectively, and net cash used in operations of $4.7 million and $9.6 million, respectively.

As discussed in Note 8 to the consolidated financial statements, Above Food did not make the first $2.0 million principal payment plus accrued interest on the promissory note given by Above Food to the Company ("Promissory Note") pursuant to the asset purchase agreement between the Company and Above Food relating to the sale of the GoodWheat brand and related assets to Above Food in May 2024, and substantial doubt exists whether Above Food will make any cash payments with respect to the Promissory Note. Failure to make the first cash principal payment due under the Promissory Note had a material adverse effect on the Company's cash resources and financial position. In addition, although as described in Note 8, approximately 2.7 million shares of Above Food's parent company AFII ("Parent Shares") have been issued to the Company pursuant to a notice previously delivered by the Company, uncertainty exists regarding whether additional Parent Shares will be issued in satisfaction of Above Food's other obligations under the Promissory Note, when any Parent Shares will be able to be freely resold pursuant to Rule 144 or otherwise, or the amount of net proceeds to Arcadia that might result from a sale of any such Parent Shares.

Going Concern; Material Cash Requirements

We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern, and the audit opinion on our audited consolidated financial statements includes a going concern qualification. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will require additional funding in the near term to fund our business and the marketing and sale of our products and to provide working capital to fund other aspects of our business. As noted above, Above Food defaulted on its obligations to pay us amounts due under its Promissory Note to the Company, including the first installment of the Promissory Note due May 14, 2025, and substantial doubt exists whether or when Above Food will be able to make any cash payments with respect to the Promissory Note, or whether additional Parent Shares may be issued to us in satisfaction of Above Food's obligations under the Promissory Note. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. We may seek to raise additional funds through debt or equity financings, if necessary. We may also consider other strategic alternatives. Any sale of additional equity would result in dilution to our stockholders. In addition, if we are able to sell shares of AFII, the net proceeds from sales of AFII shares may provide a source of funding. However, the AFII shares are restricted securities, and it is not clear when the requirements of Rule 144 will permit a public sale of such shares. In addition, removal of restrictive legends applicable to the shares also requires action by the issuer and its transfer agent in order to remove the legends and facilitate the public resale of the shares. Also, there are no assurances regarding whether or when AFII will file a registration statement covering the resale of the AFII shares as provided for in the Promissory Note or, if filed, when it will become effective. In addition, the market price of AFII common stock is very volatile. If from time to time in the future Arcadia seeks to sell the AFII shares that it holds, there are no assurances regarding the amount of net proceeds to Arcadia that might result from such sales. If we sought to raise funds through debt financing transactions, our incurrence of debt would result in debt service obligations, and the instruments governing our debt could provide for additional operating and financing covenants that would restrict our operations. If we are not able to secure adequate additional funding, we will be forced to reduce our spending, extend payment terms with our suppliers, liquidate assets, or initiate dissolution and liquidation or bankruptcy proceedings. Any of these actions would have a material adverse effect on our business, results of operations and financial condition.

As noted above, through December 31, 2025, we have incurred substantial losses. We will be required to obtain additional cash resources in the near term in order to support our operations and activities. The availability of required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are or could become involved could adversely affect our liquidity and financial position. No assurance can be given as to the timing or ultimate success of obtaining future funds. If we are not able to obtain additional required equity or debt funding, our cash resources would be significantly limited and could become depleted, and we could be required to materially reduce or suspend operations or seek dissolution and liquidation, or bankruptcy protection. In the event of dissolution and liquidation proceedings or bankruptcy proceedings, the creditors of Arcadia would have first claim on the value of the assets of Arcadia which, other than remaining cash, would most likely be liquidated in one or more transactions or a bankruptcy sale, and the common stock of Arcadia likely would have little or no value. Arcadia can give no assurance as to the magnitude of the net proceeds of such a sale and whether such proceeds and available cash would be sufficient to satisfy Arcadia’ obligations to its creditors, let alone to permit any distribution to its equity holders.

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of December 31,
	2025	2024
Current assets	$6,356	$9,242
Current liabilities	2,059	2,563
Working capital surplus	$4,297	$6,679

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(4,739)	$(9,627)
Investing activities	750	7,342
Financing activities	6	9
Net decrease in cash and cash equivalents	$(3,983)	$(2,276)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2025 was $4.7 million. With respect to our net loss of $2.3 million, non-cash charges including the change in fair value of common stock warrant and option liabilities of $2.4 million, change in fair value of contingent consideration of $2.0 million, amortization of note receivable discount of $69,000, a gain on sale of intangible assets of $750,000, a gain on the receipt of AFII common stock of $1.1 million, an unrealized gain subsequent to receipt of AFII common stock of $1.4 million and operating lease payments of $122,000 were offset by $32,000 of depreciation, $122,000 of lease amortization, $234,000 of stock-based compensation, $4.7 million of credit loss and adjustments in our working capital accounts of $96,000.

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

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2025 consisted of proceeds from the sale of intangible assets of $750,000.

Cash used in investing activities for the year ended December 31, 2024 consisted of proceeds of $334,000 from the sale of property and equipment, proceeds from the sale of investments of $5.0 million, proceeds from the sale of our RS durum wheat trait of $4.0 million, offset by cash paid related to the GoodWheat sale of $2.0 million and $16,000 of purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2025 consisted of proceeds from the purchase of employee stock purchase plan ("ESPP") shares of $6,000.

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

We consider our critical accounting estimates to be revenue recognition, determination of the provision for income taxes, and allowance for credit losses.

Revenue recognition

We recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. See Note 2 to the consolidated financial statements appearing elsewhere herein for further detail on each of the below revenue streams.

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

Allowance for credit losses

We estimate the allowance for credit losses based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance for credit losses is recorded accordingly.

Recent Accounting Pronouncements

For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 3 – Recent Accounting Pronouncements, to the consolidated financial statements appearing elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Arcadia Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcadia Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Identification and measurement of credit loss for note receivable – Refer to Note 8 to the financial statements

Critical Audit Matter Description

In 2024, the Company sold its GoodWheat brand and related assets to Above Food Ingredients Corp (“Above Food”) and received a promissory note in connection with the transaction. In 2025, Above Food defaulted on the promissory note and the Company recognized a credit loss of $4.7 million on the promissory note.

We identified the credit loss on the Above Food promissory note as a critical audit matter due to the significant judgment used by management in the initial recognition and measurement of the credit loss. This required a high degree of auditor judgment, subjectivity, and effort to evaluate audit evidence relating to management's initial identification and recognition of such credit loss.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over the identification and recognition of the contingent features within the promissory note included the following, among others:

•
We obtained and evaluated management’s assessment of the credit loss.
•
We made inquiries of management and the Company’s outside legal counsel regarding the status of the credit loss.
•
We inspected bankruptcy documentation associated with Above Food.
•
We evaluated the accuracy and completeness of the financial statement presentation and disclosure of the credit loss related to the Above Food promissory note.

/s/ Deloitte & Touche LLP

Tempe, Arizona

March 26, 2026

We have served as the Company's auditor since 2007.

Arcadia Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$259	$4,242
Short-term investments	4,304	—
Accounts receivable and other receivables, net of allowance for credit loss of $559 and $0 as of December 31, 2025 and 2024, respectively	425	1,175
Inventories	1,212	904
Note receivable — current, net of allowance for credit losses (Note 8)	—	1,894
Prepaid expenses and other current assets	156	931
Current assets of discontinued operations — GoodWheat	—	96
Total current assets	6,356	9,242
Property and equipment, net	8	41
Right of use assets	—	137
Intangible assets, net	39	39
Note receivable — noncurrent, net of allowance for credit losses (Note 8)	—	3,966
Other noncurrent assets	143	92
Total assets	$6,546	$13,517
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,789	$2,108
Amounts due to related parties	—	30
Operating lease liability — current	—	155
Other current liabilities	270	270
Total current liabilities	2,059	2,563
Common stock warrant and option liabilities	347	2,731
Other noncurrent liabilities	—	2,000
Total liabilities	2,406	7,294
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 1,373,120 and 1,364,940 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	65	65
Additional paid-in capital	285,292	285,036
Accumulated deficit	(281,217)	(278,878)
Total stockholders' equity	4,140	6,223
Total liabilities and stockholders’ equity	$6,546	$13,517

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and share data)

	Year Ended December 31,
	2025	2024
Revenues:
Product	$4,858	$5,012
License	—	7
Royalty	—	26
Total revenues	4,858	5,045
Operating expenses (income):
Cost of revenues	3,098	2,963
Research and development	9	53
Gain on sale of intangible assets	(750)	(4,000)
Impairment of property and equipment	—	36
Change in fair value of contingent consideration	(2,000)	—
Selling, general and administrative	7,001	9,641
Total operating expenses	7,358	8,693
Loss from operations	(2,500)	(3,648)
Interest income	221	782
Credit loss	(4,745)	—
Other income, net	2,309	31
Change in fair value of common stock warrant and option liabilities	2,384	(1,474)
Net loss from continuing operations before income taxes	(2,331)	(4,309)
Income tax expense	(8)	(8)
Net loss from continuing operations	(2,339)	(4,317)
Net loss from discontinued operations — GoodWheat	—	(2,721)
Net loss attributable to common stockholders	$(2,339)	$(7,038)
Net loss per share attributable to common stockholders:
Basic and diluted from continuing operations	$(1.71)	$(3.17)
Basic and diluted from discontinued operations	—	$(2.00)
Net loss per basic and diluted share attributable to common stockholders	$(1.71)	$(5.17)
Weighted-average number of shares used in per share calculations:
Basic and diluted	1,368,057	1,363,303
Other comprehensive income, net of tax
Unrealized gains on available-for-sale securities	$—	$127
Reclassification adjustment for gains on available-for-sale securities included in net loss	—	(228)
Change in unrealized gains on available-for-sale securities	$—	$(101)
Comprehensive loss	$(2,339)	$(7,139)

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	1,285,337	$65	$284,515	$(271,840)	$101	$(138)	$12,703
Issuance of shares related to March 2023 pre-funded warrants exercise	75,000	—	—	—	—	—	—
Issuance of shares related to employee stock purchase plan	4,603	—	9	—	—	—	9
Stock-based compensation	—	—	512	—	—	—	512
Change in unrealized gains on available-for-sale securities	—	—	—	—	(101)	—	(101)
Write-down of non-controlling interest	—	—	—	—	—	138	138
Net loss	—	—	—	(7,038)	—	—	(7,038)
Balance at December 31, 2024	1,364,940	$65	$285,036	$(278,878)	$—	$—	$6,223
Issuance of shares related to employee stock purchase plan	2,489	—	6	—	—	—	6
Issuance of shares related to employee stock options exercise	5,691	—	16	—	—	—	16
Stock-based compensation	—	—	234	—	—	—	234
Net loss	—	—	—	(2,339)	—	—	(2,339)
Balance at December 31, 2025	1,373,120	$65	$285,292	$(281,217)	$—	$—	$4,140

The accompanying notes are an integral part of these consolidated financial statements.

Arcadia Biosciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,339)	$(7,038)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(2,384)	1,474
Change in fair value of contingent consideration	(2,000)
Depreciation	32	113
Lease amortization	122	652
Amortization of note receivable discount	(69)	(157)
Gain on disposal of property and equipment	—	(65)
Gain on sale of intangible assets	(750)	(4,000)
Gain on receipt of Above Food Ingredients, Inc. common stock	(1,067)	—
Unrealized gain subsequent to receipt of Above Food Ingredients, Inc. common stock	(1,237)	—
Stock-based compensation	234	512
Credit loss	4,745	—
Write-down of inventories	—	154
Impairment of property and equipment	—	36
Write-down of non-controlling interest	—	138
Changes in operating assets and liabilities:
Accounts receivable and other receivables	165	(762)
Inventories	(308)	550
Prepaid expenses and other current assets	775	(124)
Other noncurrent assets	(50)	72
Accounts payable and accrued expenses	(399)	(303)
Amounts due to related parties	(30)	(29)
Other current liabilities	(57)	—
Operating lease payments	(122)	(850)
Net cash used in operating activities	(4,739)	(9,627)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	334
Proceeds from sale of investments	—	5,024
Proceeds from sale of intangible assets	750	4,000
Cash paid related to sale of GoodWheat	—	(2,000)
Purchases of property and equipment	—	(16)
Net cash provided by investing activities	750	7,342
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ESPP purchases	6	9
Net cash provided by financing activities	6	9
Net decrease in cash and cash equivalents	(3,983)	(2,276)
Cash and cash equivalents — beginning of period	4,242	6,518
Cash and cash equivalents — end of period	$259	$4,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NONCASH TRANSACTIONS:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$86
Note receivable recognized from sale of GoodWheat	$—	$5,705
Fair value of Above Food Ingredients, Inc. common stock received	$3,067	$—

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

Arcadia has leveraged its history as a leader in science-based approaches to develop high value products and drive innovation in the consumer goods industry. Since acquiring the assets of Zola in May 2021, Arcadia has provided consumers with a way to rehydrate, reset, and reenergize with Zola coconut water products. Previously, Arcadia developed products, primarily in wheat, which it commercialized through the sale of food products, trait licensing and royalty agreements.

On May 26, 2025, Arcadia entered into a License Termination and Patent Non-Assert Agreement (the "Bioseed Agreement") with Bioseed Research India, a division of DCM Shriram Limited ("Bioseed"). Pursuant to the Bioseed Agreement, the parties agreed to terminate a license agreement previously entered into by Arcadia and Bioseed in 2012, Arcadia agreed to not assert its rights under a patent held by Arcadia regarding certain products commercialized or that may be commercialized by Bioseed, and Bioseed agreed that if as a result of any such commercialization by Bioseed any amounts become payable to a third party pursuant to an agreement previously entered into between Arcadia and the third party, Bioseed will pay such amounts to the third party. As a result, the related $1.0 million contingent liability was eliminated from the consolidated balance sheet as of the end of the second quarter of 2025.

On March 28, 2025, Arcadia entered into an agreement with Bioceres Crop Solutions Corp. ("BIOX") pursuant to which BIOX agreed to transfer to the Company all rights and materials relating to certain soy traits that were included in licenses granted by the Company to BIOX in the November 2020 sale of Verdeca. In addition, BIOX agreed to pay a total of $750,000 to the Company. The Company agreed to transfer to BIOX all of the Company's granted patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, the parties agreed to amend a previous agreement between the parties to eliminate any obligation to pay the Company future product royalties under the agreement. The Company recorded a gain of $750,000 on the consolidated statement of operations and comprehensive loss related to this transaction as the patents, pending applications and future product royalties have no carrying value. As of December 31, 2025, the Company has received full payment for the $750,000.

On December 4, 2024, Arcadia, Roosevelt Resources LP (“Roosevelt” or the “Partnership”) and Elliott Roosevelt, Jr. and David A. Roosevelt, in their capacities as representatives of the limited partners of the Partnership entered into a Securities Exchange Agreement (as it may be amended from time to time, the “Exchange Agreement”) providing for the combination of the two companies in an all-stock transaction. Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions Arcadia agreed to issue shares of its common stock to the limited partners and to the sole member of the general partner of Roosevelt (together, the “Limited Partners”) in exchange for all of the limited partnership and other equity interests of Roosevelt (the “Exchange”). The Exchange Agreement, as amended, provided that upon completion of the Exchange, the Limited Partners and the Arcadia stockholders prior to the closing were to own 90% and 10%, respectively, of the shares of common stock of Arcadia immediately after the closing. On February 14, 2025, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to a meeting of stockholders of the Company to be held to vote on proposals to approve the issuance of shares pursuant to the Exchange Agreement and related proposals. On April 30, 2025, the parties to the Exchange Agreement entered into a First Amendment to Securities Exchange Agreement (the “Amendment”). The Amendment amended certain provisions of the Exchange Agreement, including amending the “Termination Date” provided for in one of the closing conditions described in the Exchange Agreement, which allowed a party to terminate the Exchange Agreement if the closing had not occurred by May 15, 2025, to be August 15, 2025 (the “Termination Provision”). On July 31, 2025, the Company filed with the SEC pre-effective

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Amendment No. 1 to the registration statement on Form S-4. On December 24, 2025, the Company received a notice from Roosevelt indicating that it was terminating the Exchange Agreement with immediate effect pursuant to the Termination Provision, as the closing of the Exchange had not occurred by the Termination Date specified in the Amendment. The Company does not believe that any break-up fee or similar payment is payable by either party in connection with termination of the Exchange Agreement.

On May 16, 2024, Arcadia sold the GoodWheat™ brand to Above Food Corp. ("Above Food") for net consideration of $3.7 million. The strategic decision to sell GoodWheat enabled the Company to monetize its intellectual property early. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. The disposition of GoodWheat met the "held for sale" criteria per ASC 205-20-45-1B and represented a strategic shift that had a major effect on the Company's operations and financial results. As a result, the financial statements and related notes as of December 31, 2025 and 2024 reflect the GoodWheat disposition as a discontinued operation. The disposition of GoodWheat resulted in a loss of $1,500 during the second quarter of 2024. Refer to Notes 4 and 8 for further details of the transaction.

On May 14, 2024, Arcadia sold its non-GMO Resistant Starch (“RS”) durum wheat trait to longtime partner Corteva Agriscience (“Corteva”) for total cash consideration of $4.0 million. Under the terms of the agreement, Arcadia retained certain rights to use the RS durum wheat trait. Refer to Note 11 for further details of the transaction.

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

Liquidity, Capital Resources, and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of December 31, 2025, the Company had an accumulated deficit of $281.2 million and cash and cash equivalents of $0.3 million. For the years ended December 31, 2025 and 2024, the Company had net losses of $2.3 million and $7.0 million, respectively, and net cash used in operations of $4.7 million and $9.6 million, respectively.

With cash and cash equivalents of $0.3 million as of December 31, 2025, the Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company may seek to raise additional funds through debt or equity financings or sales of assets. The sale of additional equity would result in dilution to the Company’s stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for additional operating and financing covenants that would restrict operations. In addition, the Company may seek to raise additional funds through the sale of shares of Above Food Ingredients, Inc. ("AFII") that are held by the Company, at such times as those shares may be sold. See Note 8. If the Company requires additional funds and is unable to secure adequate additional funding on terms acceptable to the Company, the Company may be forced to reduce spending, extend payment terms with suppliers, or liquidate assets. Any of these actions could materially harm the Company's business, results of operations and financial condition.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto. Significant estimates and assumptions made by management included the determination of revenue recognition, the provision for income taxes and allowance for credit losses. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Investments in debt and equity securities

Investments in debt and equity securities are carried at fair value and classified as short-term investments. Unrealized gains and losses on debt securities are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholder’s equity in the consolidated balance sheets. Unrealized gains and losses on equity securities are recognized in other income, net on the consolidated statements of operations and comprehensive loss. Gains and losses for both debt and equity securities are recognized when realized in the consolidated statements of operations and comprehensive loss. Investment securities are reported as cash and cash equivalent, short-term investments or long-term investments in the consolidated balance sheets based on the nature of the investments and maturity period. Short-term investments have maturities of less than a year and long-term investments have maturities of a year and greater from the balance sheet date.

Other-than-temporary impairments on investments

The Company regularly reviews each of its investments for impairment by determining if the investment has sustained an other-than-temporary decline in its value, in which case the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the investment in relation to its cost basis, (ii) the financial condition of the investment, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery of the market value of the investment. As of December 31, 2025 and 2024, there was no impairment of the Company’s investments.

Accounts receivable and other receivables

Accounts receivable represents amounts owed to the Company from product sales, licenses, and royalties. Other receivables represent amounts owed to the Company for miscellaneous non-trade activities including the sale of property and equipment. The carrying value of the Company’s receivables represents estimated net realizable values. The Company generally does not require collateral and estimates the allowance for credit losses based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance for credit losses is recorded accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company had an allowance for credit losses of $559 and $0 at December 31, 2025 and 2024, respectively.

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

Inventories consist of coconut water imported from Thailand and freight costs.

The inventories on the balance sheet represents inventory forecasted to be sold or used in production in the next 12 months, as of the balance sheet date, and consist of Zola Coconut water.

Raw materials inventories consists of in-transit Zola Coconut Water. Finished goods inventories consist of Zola Coconut Water that are available for sale.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note receivable

In connection with the sale of GoodWheat assets to Above Food, the Company received a $6.0 million promissory note dated May 14, 2024. The promissory note has a term of three years and accrues interest at the Wall Street Journal prime rate. On each of the first, second and third anniversaries of the promissory note, accrued interest and $2.0 million of principal are payable to Arcadia.

The promissory note was assessed using the current expected credit loss (“CECL”) model. As a result of the assessment, the Company recorded a reserve for the outstanding principal amount of $4.0 million, plus accrued interest, as of December 31, 2025. Refer to Note 8 for more information on the note receivable.

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

Customers representing greater than 10% of accounts receivable were as follows (in percentages):

	As of December 31,
	2025	2024
Customer C	13	—
Customer D	22	13
Customer E	—	10
Customer G	12	—

Customers representing greater than 10% of total revenues were as follows (in percentages):

	For Year Ended December 31,
	2025	2024
Customer B	—	10
Customer C	18	18
Customer E	18	—
Customer F	13	10
Customer G	11	—
Customer H	11	—

Stock-based compensation

The Company recognizes compensation expense related to its employee stock purchase plan and the cost of stock-based compensation awards on a straight-line basis over the requisite service period, net of estimated forfeitures. Judgment is required in estimating the amount of stock-based awards that will be forfeited prior to vesting. Compensation expense could be revised in subsequent periods if actual forfeitures differ from those estimates. The Company has selected the Black-Scholes option-pricing model and various inputs to estimate the fair value of its stock-based awards. See Note 13 for additional information. Amounts recognized in the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$—	$1
Selling, general and administrative	234	511
Total stock-based compensation	$234	$512

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

License revenues

License revenues consist of up-front, nonrefundable license fees, annual license fees, and subsequent milestone payments that the Company receives under the Company’s research and license agreements. The Company recognizes revenue generated from up-front, nonrefundable license fees upon execution of the agreement and recognizes annual license fees when it is probable that a material reversal will not occur. Licensed revenues ceased as of the end of 2024.

Royalty revenues

Royalty revenues consist of amounts earned from the sale of commercial products that incorporate the Company's traits by third parties. Royalty revenues consist of a minimum annual royalty, offset by amounts earned from the sale of products. The Company recognizes the minimum annual royalty on a straight-line basis over the year, and the Company recognizes royalty revenue resulting from the sale of products when the third parties transfer control of the product to their customers, which generally occurs upon shipment. Royalty revenues ceased as of the end of 2024.

Unearned revenue

The Company defers revenue to the extent that cash received in conjunction with a license agreement is not yet earned in accordance with the Company policies.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

The opening and closing accounts and other receivables balances for the year ended December 31, 2025 were $1.2 million and $425,000, respectively. The opening and closing accounts and other receivables balances for the year ended December 31, 2024 were $506,000 and $1.2 million, respectively.

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

Note 3. Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The amendments in this update require additional income tax disclosures primarily related to the rate reconciliation and income taxes paid. The new guidance is effective either prospectively or retrospectively, for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new guidance retrospectively for its fiscal year 2025 annual reporting period. Refer to Note 16 for further details.

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

Note 4. Discontinued Operations

On May 16, 2024, the Company sold the GoodWheat brand and related assets to Above Food. GoodWheat operations ceased during the second quarter of 2024.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operation in the consolidated balance sheets and the results of the discontinued operation as a separate component on the consolidated statements of operations and comprehensive loss for all periods presented.

Major classes of line items constituting the balance sheet of discontinued operations:

(In thousands)	December 31, 2025	December 31, 2024
Assets
Accounts receivable and other receivables	$—	$96
Total assets	$—	$96

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Major classes of line items constituting net loss from discontinued operations:

	Year Ended December 31,
	2025	2024
(In thousands)
Product revenue	$—	$372
Cost of revenues	—	(691)
Research and development	—	(400)
Gain on sale of property and equipment	—	65
Selling, general and administrative	—	(2,067)
Net loss from discontinued operations	$—	$(2,721)

The following table presents significant cash and non-cash items of discontinued operations:

	Year Ended December 31,
(In thousands)	2025	2024
Depreciation	$—	$45
Write-down of inventories	$—	$—
Gain on disposal of property and equipment	$—	$(65)
Accounts receivable and other receivables	$—	$(88)
Inventories	$—	$(575)
Prepaid expenses and other current assets	$—	$—
Accounts payable and accrued expenses	$—	$(501)
Proceeds from sale of property and equipment	$—	$334

There were no other significant operating or investing cash or non-cash items for the years ended December 31, 2025 and 2024.

Note 5. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost or net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. The Company recorded a write-down of $154,000 related to hemp and GoodWheat seed during the year ended December 31, 2024. There was no such write-down of inventory during the year ended December 31, 2025. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$257	$289
Finished goods	955	615
Inventories	$1,212	$904

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Software and computer equipment	291	291
Furniture and fixtures	32	32
Leasehold improvements	1,584	1,584
Property and equipment, gross	1,907	1,907
Less: accumulated depreciation and amortization	(1,899)	(1,866)
Property and equipment, net	$8	$41

Depreciation expense was $32,000 and $58,000 for the years ended December 31, 2025 and 2024, respectively.

During the first quarter of 2024, the Company recorded an impairment of $36,000 related to Archipelago property and equipment held for sale. During the second quarter of 2024, all Archipelago property and equipment previously held for sale were sold.

Note 7. Investments and Fair Value Instruments

Investments

The Company classified its investments in corporate securities of AFII as short-term investments. The investments were carried at fair value, based on quoted market prices. Unrealized and realized gains and losses are recognized as other income in the consolidated statements of operations and comprehensive loss. As of December 31, 2025, the fair value of the AFII common stock was $4.3 million.

The following table summarize the amortized cost and fair value of the investment securities portfolio at December 31, 2024:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2024
Cash equivalents:
Money market funds	$2,757	$—	$—	$2,757
Total Assets at Fair Value	$2,757	$—	$—	$2,757

The Company did not have any investment categories that were in a continuous unrealized loss position for more than twelve months as of December 31, 2025 and 2024.

Fair Value Measurement

The fair value of the investment securities at December 31, 2025 and 2024 were as follows:

	Fair Value Measurements at December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Short-term investments:
Corporate securities	$4,304	$—	$—	$4,304
Total Assets at Fair Value	$4,304	$—	$—	$4,304

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

	Fair Value Measurements at December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Cash equivalents:
Money market funds	$2,757	$—	$—	$2,757
Total Assets at Fair Value	$2,757	$—	$—	$2,757

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2025 or 2024. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities. For short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2025 and 2024 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of preferred investment options related to the March 2023 Private Placement and August 2022 Registered Direct offerings.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions at December 31, 2025 and 2024:

	March 2023 Options - Series A & March 2023 Placement Agent Options		August 2022 Options & August 2022 Placement Agent Options
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Remaining term (in years)	2.13	3.14	1.67	2.67
Expected volatility	100.6%	101.7%	107.2%	95.9%
Risk-free interest rate	3.5%	4.3%	3.5%	4.3%
Expected dividend yield	—	—	—	—

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

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	March 2023 Options - Series A	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Note Receivable Bifurcated Derivatives	Contingent Liabilities	Total
Balance as of December 31, 2024	$2,285	$90	$349	$7	$250	$2,000	$4,981
Change in fair value and other adjustments	(1,994)	(78)	(306)	(6)	(250)	(2,000)	(4,634)
Balance as of December 31, 2025	$291	$12	$43	$1	$—	$—	$347

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 8. Note Receivable and Embedded Derivatives

On May 16, 2024, the Company sold the GoodWheat brand and related assets to Above Food for net consideration of $3.7 million, pursuant to an Asset Purchase Agreement ("Purchase Agreement") and a related Security Agreement ("Security Agreement"). The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. A loss of $1,500 was recognized in the consolidated statement of operations and comprehensive loss during the second quarter of 2024, related to the sale.

In connection with the transaction, Arcadia received a $6.0 million promissory note dated May 14, 2024 (the "Promissory Note"). The Promissory Note has a term of three years and accrues interest at the Wall Street Journal prime rate. On each of the first, second and third anniversaries of the Promissory Note, accrued interest and $2.0 million of principal are payable to Arcadia. The Promissory Note contains contingent features, including an option that, if exercised, requires Above Food to issue, or if Above Food became a wholly-owned subsidiary of a company with shares listed on a national securities exchange, then to cause such parent public company to issue and register shares of such company ("Parent Shares") as a prepayment of the final installment payment of the Promissory Note, as well as default provisions. In June 2024, Above Food became a wholly-owned subsidiary of AFII, a Canadian company and foreign private issuer whose shares are listed on the Nasdaq Capital Market.

The Company accounted for the Promissory Note as a note receivable in accordance with ASC 310. The Company did not elect the fair value option and since the Company intended to and had the ability to hold the Promissory Note to maturity, it was previously classified as held for investment and was reported on the consolidated balance sheets at amortized cost.

The Promissory Note was recorded at a discount of $545,000, which was to be amortized over the term of the Promissory Note using the effective interest method. The Company recognized discount amortization and accrued interest of $69,000 and $111,000, respectively, in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2025. The Company recognized discount amortization and accrued interest of $157,000 and $310,000, respectively, in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024.

On May 1, 2025, Arcadia delivered a notice (the "Notice") to Above Food pursuant to the provisions of the Promissory Note, to require Above Food to cause AFII to issue Parent Shares to Arcadia. Pursuant to the provisions of the Promissory Note regarding the calculation and determination of the number of Parent Shares that are issuable in connection with delivery of a notice, the number of Parent Shares issuable are approximately 3.5 million shares (the "Prepayment Shares"). In June 2025, AFII issued approximately 2.7 million Prepayment Shares to the Company. Pursuant to the provisions of the Promissory Note, approximately 800,000 additional Prepayment Shares are issuable pursuant to the Notice, although there are no assurances that such shares will be issued. The issued Prepayment Shares are restricted securities subject to restrictions on resale under U.S. SEC Rule 144.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

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

As of the date that these financial statements were available to be issued, substantial doubt exists regarding whether additional Parent Shares may be issued in satisfaction of Above Food's other obligations under the Promissory Note. In light of the above uncertainties, the Company recorded a credit loss for the full $4.0 million principal amount remaining after issuance of shares pursuant to the Notice, plus accrued interest, as of December 31, 2025.

Embedded Derivatives

The contingent features of the Promissory Note were evaluated for bifurcation in accordance with ASC 815. The contingent features requiring bifurcation had an estimated fair value of $250,000 as of the transaction date and $0 as of December 31, 2025. The estimated fair value of the contingent features was reported in note receivable – noncurrent on the consolidated balance sheets.

Note 9. Consolidated Joint Venture

In 2019, the Company and Legacy Ventures Hawaii, LLC, a Nevada limited liability company (“Legacy”), formed Archipelago Ventures Hawaii, LLC, a Delaware limited liability company and entered into a Limited Liability Company Operating Agreement. The Company and Legacy formed Archipelago to develop, extract and commercialize hemp-derived products from industrial hemp grown in Hawaii.

In October 2021, Arcadia and Legacy mutually agreed to wind down the cultivation activities of Archipelago, due to regulatory challenges and a saturated hemp market.

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accounts payable - trade	$1,453	$703
Payroll and benefits	107	962
Royalty fees due to unrelated parties	—	5
Audit and tax fees	179	225
Legal	50	41
Other	—	172
Total accounts payable and accrued expenses	$1,789	$2,108

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

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 12. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of December 31, 2025 and 2024, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2024	Outstanding at December 31, 2024	Exercised during the Year Ended December 31, 2025	Outstanding at December 31, 2025
March 2023 Pre-Funded Warrants	March 2023	perpetual	$ —	(75,000)	—	—	—
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	—	1,000	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	—	1,000	—	1,000
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	—	9,846	—	9,846
December 2020 Warrants (2)	December 2020	5.5 years	$9.00	—	16,367	—	16,367
December 2020 Warrants	December 2020	5.5 years	$120.00	—	49,100	—	49,100
December 2020 Placement Agent Warrants (3)	December 2020	5 years	$152.80	—	3,274	—	—
July 2020 Warrants (2)	July 2020	5.5 years	$9.00	—	16,036	—	16,036
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	—	802	—	802
May 2020 Warrants (2) (3)	May 2020	5 years	$9.00	—	9,946	—	—
May 2020 Warrants (3)	May 2020	5 years	$191.20	—	24,863	—	—
May 2020 Placement Agent Warrants (3)	May 2020	5 years	$245.20	—	1,741	—	—
January 2021 Warrants (2)	January 2021	5.5 years	$9.00	—	7,831	—	7,831
January 2021 Warrants	January 2021	5.5 years	$125.20	—	90,629	—	90,629
September 2019 Warrants (2) (3)	September 2019	5.5 years	$9.00	—	9,892	—	—
September 2019 Warrants (3)	September 2019	5.5 years	$300.80	—	6,594	—	—
June 2019 Warrants (3)	June 2019	5.5 years	$200.00	—	10,896	—	—
Total				(75,000)	259,817	—	192,611

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) These warrants were repriced as part of the March 2023 Private Placement offering.

(3) These warrants expired during the year ended December 31, 2025.

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

	Issuance Date	Term	Exercise Price Per Share	Exercised during the Year Ended December 31, 2024	Outstanding at December 31, 2024	Exercised during the Year Ended December 31, 2025	Outstanding at December 31, 2025
March 2023 Options - Series A	March 2023	5 years	$9.00	—	666,334	—	666,334
March 2023 Placement Agent Options	March 2023	5 years	$11.25	—	33,317	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	—	118,063	—	118,063
August 2022 Placement Agent Options	August 2022	5 years	$52.80	—	5,904	—	5,904
Total				—	823,618	—	823,618

(1) These options were repriced as part of the March 2023 Private Placement offering.

See Note 7 for the Black-Scholes option-pricing model and weighted-average assumptions used to estimate the fair value of the preferred investment options liabilities.

Note 13. Stock-Based Compensation and Employee Stock Purchase Program

Stock Incentive Plans

The Company had two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective upon the Company’s IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,860 shares of common stock reserved for future issuance, which included 259 that were transferred to and assumed by the 2015 Plan. The 2015 Plan provided for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled were added to the 2015 Plan. The maximum number of shares that may be awarded to any individual employee, including our directors and officers, during any calendar year was 9,375 shares. The 2015 Plan provided for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. The exercise price for ISOs and NSOs were granted at a price per share not less than the fair value of our common stock at the date of grant. Options granted generally vest over a four-year period; however, there might be alternative vesting schedules, as approved by the Board. Options granted, once vested, are generally exercisable for up to 10 years, after grant to the extent vested.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

On June 25, 2024, the shareholders approved an amendment to the Company’s 2015 Plan that increased the number of shares of common stock that may be issued under the 2015 Plan by 200,000 shares and increased the maximum number of shares of common stock issuable to employees, including our officers and directors, in any fiscal year from 9,375 shares to 50,000 shares. In May 2025, the 2015 Plan terminated as to future awards. On February 2, 2022, former president and chief executive officer of the Company, Stanley Jacot Jr. was hired. The Company granted Mr. Jacot an inducement stock option to purchase 7,902 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company filed a registration statement on Form S-8 to register the issuance of shares upon exercise of this inducement stock option. The inducement options grants were issued outside of the 2015 Plan, but were subject to the terms and conditions of the 2015 Plan. As of December 31, 2025, a total of 332,650 shares of common stock were reserved for issuance under the 2015 Plan pursuant to the exercise of outstanding options, and no further options or other awards may be granted pursuant to the 2015 Plan. As of December 31, 2025, a total of 9 and 179,755 options were outstanding under the 2006 and 2015 Plans, respectively. As of December 31, 2024, a total of 40 and 205,236 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 199 inducement options were outstanding as of December 31, 2025 and 2024.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans (in thousands, except share data and price per share):

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2023	80,078	$85.00	$—
Options granted	158,000	3.00	—
Options exercised	—	—	—
Options forfeited	(11,197)	24.00	397
Options expired	(21,406)	129.00	—
Outstanding — Balance at December 31, 2024	205,475	21.00	516,378
Options granted	25,000	3.88	—
Options exercised	(5,691)	2.81	12,434
Options forfeited	(27,446)	3.39	11,230
Options expired	(17,375)	90.98	—
Outstanding — Balance at December 31, 2025	179,963	14.65	—
Vested and expected to vest — December 31, 2025	170,562	15.29	—
Exercisable —December 31, 2025	127,131	$19.37	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of December 31, 2025, there was $113,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.4 years.

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

	Year Ended December 31,
Assumptions	2025	2024
Expected term (years)	6.07	8.04
Expected volatility	104%	101%
Risk-free interest rate	4.10%	3.77%
Expected dividend yield	—	—

The weighted-average, estimated grant date fair value of employee stock options granted during the years ended December 31, 2025 and 2024 was $3.20 and $2.33, respectively. The Company recognized $234,000 and $512,000 of compensation expense for stock options awards for the years ended December 31, 2025 and 2024, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. The ESPP provides for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of December 31, 2025, 10,560 shares had been issued under the ESPP. The Company recorded $7,000 of ESPP related compensation expense for each of the years ended December 31, 2025 and 2024.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 14. Commitments and Contingencies

Leases

The Company leases office space under an operating lease agreement with an initial lease term of one year. See Note 15.

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

On March 6, 2025, a complaint was filed in the Superior Court of the State of California for the County of San Francisco by the Center for Environmental Health, a non-profit corporation (the "plaintiff"), against approximately 28 named companies, including several major retailers and manufacturers such as Walmart, Whole Foods Market, Smart & Final Stores, and Raleys, as well as many companies that manufacture and market coconut water products, including the Company, alleging violations of the California Safe Drinking Water and Toxic Enforcement Act, known as Proposition 65. Proposition 65 requires, among things, that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. The complaint contends that the defendants violated Proposition 65 by knowingly and intentionally exposing individuals in California to Bisphenol A ("BPA") in coconut water containers. The complaint states that the plaintiff's claims against the Company are limited to the Company's coconut water products packaged in cans, but the complaint also alleges that exposure to BPA occurs when individuals consume coconut water in cartons and other containers. On May 23, 2025, the plaintiff amended the complaint to name additional retailers, manufacturers and/or companies that market coconut water products. The complaint seeks injunctive relief, including an injunction prohibiting defendants from offering coconut water products sold in California without either reducing the BPA level in the product such that no Proposition 65 warnings are required or providing prior clear and reasonable warnings, and civil penalties. On July 22, 2025, the Company filed an answer to the complaint, denying liability and asserting a number of affirmative defenses. The parties have commenced discovery. The Company intends to vigorously defend itself against the claims. Due in part to the early stage of the proceedings, the Company cannot predict the outcome of this matter at this time.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

As disclosed above, on December 4, 2024, the Company entered into the Exchange Agreement with Roosevelt providing for a business combination pursuant to the Exchange. The Exchange Agreement was terminated effective December 29, 2025. On February 14, 2025, the Company filed a registration statement on Form S-4 with the SEC, including a preliminary proxy statement/prospectus, relating to shares to be issued in the transaction and a meeting of stockholders of the Company to be held to approve the issuance of shares in the transaction and related proposals. After the date of filing of the registration statement, the Company received several letters (the "Demand Letters") from counsel to purported stockholders of the Company. Each letter asserted that the preliminary proxy statement included in the registration statement was deficient and demanded that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that corrective disclosures are required to be included in the registration statement to address alleged material misstatements and omissions in the registration statement and that the proxy statement/prospectus contains materially incomplete and misleading information concerning, among other matters, financial projections, financial analysis performed by the entity that provided a fairness opinion to the Company's board of directors in connection with the transaction, potential conflicts of interest involving the Company's financial advisor in connection with the transaction and the Company's insiders, and possible breach of fiduciary duties by the directors of executive officers of the Company in connection with the transaction. Certain of the Demand Letters included a request for inspection of certain books and records of the Company pursuant to Delaware corporate law. The Company has not received any communications relating to the Demand Letters after the announcement of the termination of the Exchange Agreement. In light of the termination of the Exchange Agreement with Roosevelt, as disclosed above, the Company believes that the matters contained in the Demand Letters should be regarded as having effectively been mooted. However, if any of the Demand Letters continue to be pursued, the Company believes that the allegations in the Demand Letters are without merit and intends to vigorously defend itself against any complaint that may be filed.

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

Note 15. Leases

Operating Leases

As of December 31, 2025, the Company leases office space in Dallas, TX. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis.

The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or material restrictive covenants. Leases consisted of the following (in thousands):

Leases	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Right of use asset	$—	$137
Total leased assets		$—	$137
Liabilities
Current - Operating	Operating lease liability - current	$—	$155
Total leased liabilities		$—	$155

Lease Cost	Classification	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Operating lease cost	SG&A and R&D Expenses	$139	$850
Short term lease cost	SG&A and R&D Expenses	4	13
Sublease income (1)	SG&A and R&D Expenses	(143)	(547)
Net lease cost		$—	$316

(1) Sublease income is recorded as a reduction to lease expense.

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	—	0.6
Weighted-average discount rate	0.0%	6.5%

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 16. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(2,331)	$(7,030)
Foreign	—	—
Loss before income taxes	$(2,331)	$(7,030)

The total income tax provision for each of the years ended December 31, 2025 and 2024 was expense of $8,000 and is comprised of state minimum taxes, as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	(8)	(8)
Foreign	—	—
Total current tax (expense)	(8)	(8)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax (expense)	—	—
Total tax (expense)	$(8)	$(8)

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a retroactive basis beginning with the year ended December 31, 2024. The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory income tax amount and rate to our total provision for income taxes amount and rate for the years ended December 31, 2025 and December 31, 2024 (in thousand, except for percentages):

		Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
US Federal Statutory Tax Rate	(491)	21.0%	(1,476)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect *	8	-0.3%	8	-0.1%
Changes in Valuation Allowances	1,769	-75.8%	(2,042)	29.1%
Nontaxable or Nondeductible Items
Contingent Liability Write-offs	(420)	18.0%	—	—
Mark-to-Market Adjustments	(984)	42.1%	309	-4.4%
Other	(6)	0.3%	1	0.0%
Other Adjustments
Stock-based Compensation Cancellations	319	-13.6%	3,154	-44.9%
Adjustments to Net Operating Losses	(71)	3.0%	—	—
Return-to-Provision Adjustments	(94)	4.0%	—	—
Other	(22)	1.0%	54	-0.8%
Effective Tax Rate	8	-0.3%	8	(0.1)%

* State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net operating loss carryforwards (“NOLs”) and other tax credits. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$27,293	$25,336
Stock-based compensation	572	932
Accrued payroll and benefits	30	47
Research and development credits	16	16
Fixed asset basis difference	102	106
Inventory reserve	—	3
Charitable contributions	—	3
Income from partnerships	213	217
Lease liability	—	42
Other accounts receivable reserve	1,290	101
Amortized intangibles	650	725
Goodwill	309	344
Section 174 Capitalization	—	566
Total deferred tax assets	30,475	28,438
Deferred tax liabilities:
Right of use asset	—	(68)
Total deferred tax liabilities	—	(68)
Less valuation allowance	(30,475)	(28,370)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The net valuation allowance increased by $2.1 million and decreased by $2.1 million during the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, the Company had federal and state NOLs aggregating approximately $109.2 million (of which, $101.7 million won't expire) and $74.8 million, respectively. At December 31, 2025, the utilization of a portion of the federal NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code (IRC). Of the $239.5 million of federal NOLs available, approximately $130.9 million are unavailable due to ownership changes as defined in IRC Section 382. If not utilized, the federal and state NOLs will continue to expire in 2026 and 2027, respectively. IRC Section 382 may also limit NOLs generated after 2022 and in future years.

The Company evaluates deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Such evaluation is based on consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the length of statutory carryforward periods; the Company’s experience with operating losses; and tax-planning alternatives. The significant piece of objective negative evidence evaluated was the cumulative loss incurred through the year ended December 31, 2025. Given this evidence and the expectation to incur operating losses in the foreseeable future, a full valuation allowance has been recorded against the net deferred tax asset balance. The Company will continue to maintain a full valuation allowance against the entire amount of its net deferred tax asset, until such time as the Company has determined that the weight of the objectively verifiable positive evidence exceeds that of the negative evidence. Although the Company has established a full valuation allowance on its net deferred tax asset, for Federal tax losses before 2018 and for all state tax losses, it has not forfeited the right to carryforward tax losses and apply such tax losses against future taxable income, thereby

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

reducing its future tax obligations. Federal tax losses generated in 2018 and later do not expire. The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2025, the Company’s tax years for 2006 through 2024 are generally subject to examination by the tax authorities. The years are open back to 2006 to the extent the NOLs being carried forward were generated then.

The Company had the following unrecognized tax benefits (in thousands), none of which, if recognized, would impact the Company’s effective tax rate:

	Year Ended December 31,
	2025	2024
Unrecognized tax benefit beginning balance	$16	$16
Increases for tax positions taken in prior years	—	—
Decreases for tax positions taken in prior years	—	—
Increases for tax positions taken in current years	—	—
Settlements	—	—
Unrecognized tax benefit ending balance	$16	$16

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2025 and 2024, the Company has not recognized any interest and penalties related to uncertain tax positions.

There were no material tax payments made during the periods ended December 31, 2025 and December 31, 2024. The Company is currently not under an income tax audit for federal or state purposes.

In July 2025, the United States enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the "OBBB Act"). The OBBB Act, among other things, permanently reverted to pre-Tax Cuts and Jobs Act rules allowing the immediate deduction of domestic research and experimental expenses effective for tax years beginning after December 31, 2024, and provided transition relief permitting acceleration of previously capitalized domestic R&D costs from 2022-2024 under Section 174. While these provisions resulted in a favorable tax adjustment in the Company's 2025 tax provision, they did not have a material effect on the Company's financial statements due to the Company's taxable loss and full valuation allowance positions. The Company will continue to monitor future developments, including regulatory guidance and interpretations.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 17. Retirement Benefits

The Company has a 401(k) retirement plan (the “Plan”) available for participation by all regular full-time employees who have completed three months of service with the Company. The Company established the Plan in 2008. The Plan provides for a discretionary matching contribution equal to 50% of the amount of the employee’s salary deduction, not to exceed 3% of the salary per employee. Highly compensated employees are excluded from receiving any discretionary matching contribution. Employees’ rights to employer contributions vest on the one-year anniversary of their date of employment. The Company has the option to make discretionary matching contributions. The Company did not make discretionary matching contributions during the years ended December 31, 2025 and 2024.

Note 18. Segment Reporting

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

Information about the Company’s segment operations as of and for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Total revenues	$4,858	$5,045
Product COGS	(3,090)	(2,484)
Other Adjustments	(8)	(479)
Human capital & technology	(1,879)	(4,222)
Corporate expenses	(1,503)	(1,323)
Advertising & marketing	(53)	(51)
Outside services	(2,304)	(3,133)
Depreciation	(32)	(113)
Other SG&A	(1,230)	(799)
Interest income	221	782
Credit loss	(4,745)	—
Income tax expense	(8)	(8)
Change in fair value of common stock warrant and option liabilities	2,384	(1,474)
Other segment items	5,050	3,942
Net loss from continuing operations	$(2,339)	$(4,317)

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Other segment items consist of research and development expenses, gain on sale of intangible assets, gain on sale of property and equipment, credit losses, other income.

Geographic Data

Revenues based on the location of the customers, are as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$4,858	$4,903
Argentina	—	26
India	—	7
Canada	—	109
Total	$4,858	$5,045

Note 19. Net Loss per Share

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

Securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in shares):

	Year Ended December 31,
	2025	2024
Options to purchase common stock	179,963	205,475
Warrants to purchase common stock	192,611	259,817
Preferred investment options	823,618	823,618
Total	1,196,192	1,288,910

Note 20. Related Party Transactions

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

JSF received a single digit royalty from the Company when revenue has been collected on product sales or for license payments from third parties that involve certain intellectual property developed under research funding originally from BHL. Royalty fees due to JSF were $0 and $29,000 as of December 31, 2025 and December 31, 2024, respectively, and are included in the consolidated balance sheets as amounts due to related parties.

Product sales related to intellectual property developed under research funding from BHL ceased as of December 31, 2024. The royalty fees due to JSF for sales in 2024 were paid in April 2025 and no future royalty fees are expected.

Arcadia Biosciences, Inc.

Notes to Consolidated Financial Statements. (Continued)

Note 21. Subsequent Events

On January 9, 2026, Arcadia Biosciences, Inc. (the “Company”) entered into inducement offer letter agreements (the “Inducement Letters”) with certain investors (the “Participating Holders”) pursuant to which such Participating Holders agreed to exercise certain outstanding preferred investment options covering an aggregate of 808,595 shares of the Company’s common stock ("Common Stock") and/or Abeyance Shares (as defined below). The preferred investment options subject to the Inducement Letters had an exercise price of $9.00 per share and were originally issued in December 2020, January 2021, August 2022, and March 2023 (the “Existing Options”). Pursuant to the terms of the Existing Options, if exercise of the Existing Options would have otherwise caused a Participating Holder to exceed the beneficial ownership limitations set forth in the Participating Holder's Existing Options (4.99% or 9.99%, as applicable), as determined by the holder, the Company agreed to hold such holder's balance of exercised shares in abeyance (the "Abeyance Shares") until the Company received notice from the holder that the balance of shares may be issued in compliance with such beneficial ownership limitations (with such Abeyance Shares evidenced through the holder's existing investment options, and deemed prepaid).

Pursuant to the Inducement Letters, the Participating Holders agreed to exercise for cash the Existing Options at a reduced exercise price of $2.575 per share, in consideration for the Company’s agreement to issue new unregistered preferred investment options (the “New Options”) to purchase up to 1,617,190 shares of Common Stock. The New Options have an exercise price of $2.325 per share, are exercisable immediately upon issuance, and expire on the date that is 30 months following the effective date of the Resale Registration Statement described below (the “Option Termination Date”).

The closing of the transactions contemplated by the Inducement Letters occurred on January 12, 2026 (the "Closing Date"). The Company received aggregate gross proceeds of approximately $2.1 million from the exercise of the Existing Options by the Participating Holders, before deducting placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds for working capital and general corporate purposes.

The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”) to act as its exclusive placement agent in connection with the transactions described above. In consideration for its services, the Company paid Wainwright a cash fee equal to 7.0% of the aggregate gross proceeds received from the exercise of the Existing Options. In addition, the Company paid Wainwright a management fee equal to 1.0% of the aggregate gross exercise price paid in cash and reimbursed Wainwright for certain expenses, including but not limited to $50,000 for legal expenses and $25,000 for non-accountable expenses.

The Company also issued to Wainwright or its designees placement agent preferred investment options (the “Placement Agent Options”) to purchase that number of shares of Common Stock ("Placement Agent Option Shares") equal to 7.0% of the aggregate number of shares of Common Stock underlying the Existing Options exercised in the transaction, or 56,602 shares. The Placement Agent Options have substantially the same terms as the New Options with the exception of an exercise price of $3.2188 per share, and have a term expiring on the Option Termination Date.

The Company agreed to file a registration statement covering the resale of the New Option Shares and Placement Agent Option Shares (the “Resale Registration Statement”) within 30 days after the Closing Date and to use commercially reasonable efforts to cause such Resale Registration Statement to be declared effective by the Securities and Exchange Commission (the "SEC") within 60 days following the date of the Inducement Letter (or within 90 days in certain circumstances). If, at the time a holder exercises its New Option or Placement Agent Option (as applicable), the Resale Registration Statement is not then effective or available, then in lieu of making the cash payment otherwise contemplated to be made upon such exercise in payment of the aggregate exercise price, the holder may elect instead to make a cashless net exercise and receive upon such exercise the net number of shares of Common Stock determined according to a formula set forth in the New Options and Placement Agent Options. The Resale Registration Statement was declared effective by the SEC on February 10, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the effectiveness of Arcadia’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were evaluated, with the participation of Arcadia’s principal executive officer and principal financial officer. Based on this evaluation, Arcadia’s principal executive officer and interim principal financial officer, concluded that these disclosure controls and procedures were not effective as of December 31, 2025, as a result of the material weaknesses in our internal control over financial reporting, as further discussed below.

Notwithstanding these material weaknesses, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Arcadia’s principal executive officer and interim principal financial officer, evaluated the effectiveness of Arcadia’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation and the existence of the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025.

Material Weaknesses

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting related to: (a) insufficient segregation of duties in the financial statement close process; and (b) insufficient information system controls, including access and change management controls. The Company’s employee headcount has been reduced, resulting in insufficient personnel to maintain proper segregation of duties, which impacts the effectiveness of business processes as well as information systems controls.

Remediation Plans and Status

We are committed to maintaining a strong internal control environment and implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated. In this remediation process, which involve designing and implementing controls and processes to address the material weaknesses, management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. As a result of our resource constraints, these risks may continue to persist going forward.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, including without limitation under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

The Company has adopted an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s securities that applies to its officers, directors and employees as well as other covered persons. The Company believes its insider trading policy and repurchase procedures are reasonably designed to promote compliance with U.S. insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed with this Annual Report on Form 10‑K as Exhibit 19.1.

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

Item 11. Executive Compensation.

The information required by this item will be contained in Proxy Statement, including without limitation under the headings “Executive Compensation,” “Director Compensation” and “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information,” is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in Proxy Statement, including without limitation under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in Proxy Statement, including without limitation under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in Proxy Statement, including without limitation under the heading “Ratification of Independent Registered Public Accounting Firm-Principal Accounting Fees and Services,” and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Securities Exchange Agreement dated as of December 4, 2024.	8-K	001-37383	2.1	12/06/2024

2.2	First Amendment to Securities and Exchange Agreement dated as of April 25, 2025	S-4/A	333-284972	2.2	7/31/2025

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	2/28/2023

3.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-37383	3.1	12/8/2022

3.4	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	12/8/2022

4.1	Form of Registrant’s common stock certificate.	S-3	333-224061	4.1	3/30/2018

4.2	Form of Investor Warrant.	8-K	001-37383	4.1	12/22/2020

4.3	Form of Placement Agent Warrant.	8-K	001-37383	4.2	12/22/2020

4.4	Form of Investor Warrant.	8-K	001-37383	4.1	1/29/2021

4.5	Form of Placement Agent Warrant.	8-K	001-37383	4.2	1/29/2021

4.6	Form of Investor Pre-Funded Warrant.	8-K	001-37383	4.1	8/16/2022

4.7	Form of Investor Preferred Investment Option.	8-K	001-37383	4.2	8/16/2022

4.8	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.3	8/16/2022

4.9	Form of Pre-Funded Warrant.	8-K	001-37383	4.1	3/3/2023

4.10	Form of Series A Preferred Investment Option.	8-K	001-37383	4.2	3/3/2023

4.11	Form of Series B Preferred Investment Option.	8-K	001-37383	4.3	3/3/2023

4.12	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.4	3/3/2023

4.13	Form of Preferred Investment Option.	8-K	001-37383	4.1	1/14/2026

4.14	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.4	1/14/2026

4.15	Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-37383	4.7	3/28/2024

10.1*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015

10.2*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	10-Q	001-37383	10.5	8/13/2024

10.3*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015

10.4*	Amended and Restated Director Compensation Policy.	10-Q	001-37383	10.14	5/10/2016

10.5*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015

10.6*	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer.	8-K/A	001-37383	10.1	1/5/2023

10.7	Form of Registration Rights Agreement.	8-K	001-37383	10.2	3/23/2018

10.8	Form of Securities Purchase Agreement dated as of December 18, 2020, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	12/22/2020

10.9	Form of Securities Purchase Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	1/29/2021

10.10	Form of Registration Rights Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	1/29/2021

10.11	Form of Securities Purchase Agreement, dated as of August 12, 2022, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	8/16/2022

10.12	Form of Securities Purchase Agreement dated as of March 2, 2023, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	3/3/2023

10.13	Form of Registration Rights Agreement dated as of March 2, 2023, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	3/3/2023

10.14	Form of Investment Option Amendment, dated as of March 2, 2023.	8-K	001-37383	10.3	3/3/2023

10.15+±**	Asset Purchase Agreement	8-K	001-37383	10.1	5/17/2024

10.16+±**	Asset Purchase Agreement	8-K	001-37383	10.1	5/20/2024

10.17	Promissory Note	8-K	001-37383	10.2	5/20/2024

10.18	Security Agreement	8-K	001-37383	10.3	5/20/2024

10.19	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer	8-K/A	001-37383	10.1	8/23/2024

10.20	Employment Letter and Severance and Change in Control Agreement for Mark Kawakami	8-K/A	001-37383	10.2	8/23/2024

10.21	Form of Inducement Letter Agreement dated January 9, 2026.	8-K	001-37383	10.1	1/14/2026

19.1	Insider Trading Disclosure Policy	10-K/A	001-37383	19.1	4/30/2025

21.1	List of subsidiaries of the Registrant.	S-1	333-262407	21.1	1/28/2022

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of attorney (included in the signature page to this filing).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Dodd-Frank Clawback Policy.	10-K	001-37383	97.1	3/28/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (and contained in Exhibit 101)					X

* Indicates a management contract or compensatory plan or arrangement.

+ Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K as we have determined they (1) are not material and (2) are the type that the Company treats as private or confidential. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

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

ARCADIA BIOSCIENCES, INC.

Date: March 26, 2026	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President, Chief Executive Officer

Power of Attorney

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

Name	Title	Date

/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer	Director, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	March 26, 2026

/s/ KEVIN COMCOWICH
Kevin Comcowich	Director	March 26, 2026
/s/ LILIAN SHACKELFORD MURRAY
Lilian Shackelford Murray	Director	March 26, 2026

/s/ GREGORY D. WALLER
Gregory D. Waller	Director	March 26, 2026

/s/ AMY YODER
Amy Yoder	Director	March 26, 2026