Form 10-K/A
period 2025-12-31
Arcadia Biosciences, Inc.
filed 2026-04-30
CIK 1469443

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

As of April 23, 2026, the registrant had 2,056,884 shares of common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 26, 2026 (the "Original Filing"), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2026 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

FORM 10-K/A

Amendment No. 1

i

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors (ages as of March 31, 2026):

Name	Age	Position
Thomas J. Schaefer	50	President and Chief Executive Officer, Interim Chief Financial Officer
Kevin Comcowich	57	Chair of the Board of Directors
Lilian Shackelford Murray	67	Director
Amy Yoder	59	Director
Gregory D. Waller	76	Director

Executive Officers

Thomas J. Schaefer was appointed as our President and Chief Executive Officer in July 2024 and as our Interim Chief Financial Officer in August 2025. Mr. Schaefer served as Chief Financial Officer from January 2023 until his appointment as President and Chief Executive Officer. Mr. Schaefer is an accomplished finance executive with more than 20 years of investment and corporate finance experience. Mr. Schaefer joined Arcadia in July 2020 as senior director of finance and served as vice president of finance and investor relations for the company until his appointment as Chief Financial Officer. Prior to that, Mr. Schaefer was the director of finance at Flavor Producers, a portfolio company owned by the private equity firm GTCR that specializes in beverages and snacks, from June 2018 through July 2020. Mr. Schaefer worked as a consultant for Applied FP&A, LLC from January 2018 through June 2018. Prior to 2018, he held a number of finance roles with various companies and worked as an equity research analyst with Edward Jones early in his career. Mr. Schaefer, a chartered financial analyst, earned a bachelor of business administration in economics and finance from McKendree University in Lebanon, Illinois and a master of business administration from the Marshall School of Business at the University of Southern California. We believe Mr. Schaefer is qualified to serve on our Board of Directors (the “Board”) due to his extensive knowledge of the Company’s business and his experience in the investment, corporate finance, and food and beverage areas.

Executive officers serve at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

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

Amy Yoder joined the Board in June 2017. Since October 2024 Ms.Yoder has led the global supply chain for Farmers Business Network. FBN, is one of the largest online retailers for agricultural inputs. From January 2023 to September 2024, she served as the CEO of QC Supply, a company focused on providing retail services and distribution for the agricultural protein segment. From June 2015 to December 2022, she was the President and CEO of Anuvia Plant Nutrients, a company that creates enhanced plant nutrition products from recycled organic waste sources. From 2012 to 2015, Ms. Yoder was the President and CEO of Arysta Life Science, a publicly-held agricultural solutions company. Ms. Yoder has also held a variety of senior sales, marketing and executive positions with companies throughout the agricultural and related industries, including Spectrum Brands, BioLab and United Agri Products. Ms. Yoder received a bachelor’s degree in agricultural technology and systems management from Michigan State University, with an emphasis in crop and soil science. She has served on boards of various companies, agricultural associations and universities, including Compass Minerals International, a publicly traded company, between May 2012 and February 2023. We believe Ms. Yoder is qualified to serve on our Board of Directors due to her extensive experience across various agriculture sectors, deep knowledge of the capital markets and public board governance expertise.

Gregory D. Waller has served as a director of the Company since June 2017. He has also served as a board member of Nuwellis, Inc. since August 2011, a publicly traded company. From October 2011 to October 2015, Mr. Waller was Chief Financial Officer of Ulthera Corporation, a privately-held company providing ultrasound technology for aesthetic and medical applications, which was sold to Merz North America in July 2014. From March 2006 until April 2011, Mr. Waller was Chief Financial Officer of Universal Building Products, a manufacturer of concrete construction accessories. Mr. Waller served as Vice President-Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc., a manufacturer and marketer of consumable dental products, from August 1993 until his retirement in May 2005 and was formerly the Vice President and Treasurer of Kerr, Ormco Corporation, and Metrex. Mr. Waller’s prior board experience includes service as a director for the following publicly-traded companies: Endologix Corporation, from November 2003 to October 2020; Cardiogenesis Corporation, from April 2007 until its acquisition by Cryolife in 2011; Clarient, Inc., from December 2006 until its acquisition by General Electric Company in December 2010; Biolase Technology, Inc., from October 2009 to August 2010; SenoRx, Inc., from May 2006 until its acquisition by C.R. Bard, Inc. in July 2010; and Alsius Corporation, from June 2007 until its acquisition by Zoll Medical Corporation in September 2009. Mr. Waller has a Master of Business Administration with a concentration in accounting from California State University, Fullerton. We believe Mr. Waller is qualified to serve as a member of our Board of Directors because of his many years of financial and management experience, as well as his familiarity with public company board functions from his service on the Boards of other public companies.

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees, and the independence of each director, and has considered whether any director has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based on information provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board of Directors has determined that Mses. Shackelford Murray and Yoder, and Messrs. Comcowich and Waller do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC, and the listing standards of The Nasdaq Stock Market (the “Applicable Rules ”). In making these determinations, our Board of Directors considered the current and prior relationships that each director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director or affiliated entities, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our definitive proxy statement for our 2025 annual meeting of stockholders that was filed with the Securities and Exchange Commission (the "SEC") on November 19, 2025

Code of Business Conduct and Ethics

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that except as described below, all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed in 2025.

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

2025 Summary Compensation Table

The following table provides information regarding the compensation during the fiscal years ended December 31, 2025 and 2024 of (i) each person who served as our chief executive officer during fiscal 2025; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2025 and whose total compensation for such year exceeded $100,000; and (iii) up to two additional individuals for whom disclosures would have been provided in this table under part (ii) of this sentence, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2025 (sometimes referred to collectively as the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Thomas J. Schaefer	2025	$260,000	—	—	$40,001	—	—	$300,001
President and Chief Executive Officer (3)	2024	$260,000	$65,000	—	$43,888	$126,853	$3,736	$499,477
Mark Kawakami	2025	$178,424	—	—	$40,001	—	—	$218,425
Former Chief Financial Officer (4)	2024	$212,742	$53,016	—	$43,888	$57,802	$2,727	370,175

(1) Amounts do not reflect compensation actually received by the officer. Instead, the amounts represent aggregate grant date fair value of options granted during 2025 and 2024 computed in accordance with ASC Topic 718 Stock Compensation. The valuation assumptions used in determining such amounts are consistent with those described in Note 13 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. On May 9, 2025, each of Mr. Schaefer and Mr. Kawakami was granted an option to purchase 12,500 shares of common stock under our 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. Mr. Kawakami resigned as an officer and employee effective September 12, 2025, and his options have expired and terminated.

(2) The amounts shown for 2024 represent amounts earned pursuant to our Executive Incentive Bonus Plan for services in 2024, which were paid in 2025. The amounts for 2024 were determined based on a weighting of the achievement of Financial and Individual Goals. In light of, among other factors, the proposed business combination transaction between the Company and Roosevelt Resources, LP which was terminated in December 2025, the Company did not pay bonuses under its Executive Incentive Bonus Plan to any named executive officer for the 2025 year. The amount of any cash bonus compensation for fiscal year 2025 for Mr. Schaefer is not determinable as of the date of this Report. Mr. Schaefer is eligible to receive an annual incentive cash bonus, as determined by the Compensation Committee of the Board. The amount of any bonus compensation for services in 2025 is expected to be determined in the second quarter of fiscal year 2026 or thereafter, at which time a Report on Form 8-K will be filed with the SEC disclosing the amount of any cash bonus paid with respect to fiscal year 2025, and providing a recalculated total compensation figure under Item 5.02(f) of Form 8-K.

(3) Mr. Schaefer served as the Company’s Chief Financial Officer until his appointment as Chief Executive Officer on July 3, 2024. Amounts shown in the table include compensation for services rendered in all capacities.

(4) Mr. Kawakami served as the Vice President of Finance until his appointment as Chief Financial Officer on July 3, 2024. Amounts shown in the table include compensation for services rendered in all capacities.

Named Executive Officer Employment Arrangements

Thomas J. Schaefer (Chief Financial Officer; President and Chief Executive Officer)

In connection with the appointment of Mr. Schaefer to the position of Chief Financial Officer in January 2023, Mr. Schaefer entered into an employment letter agreement and a CIC Agreement (as defined below). Pursuant to the employment letter, Mr. Schaefer's annual base salary was increased to $260,000 and his target bonus opportunity was established at 40%. Additionally, Mr. Schaefer was granted options to purchase 1,250 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. In April 2023, Mr. Schaefer was granted options to purchase 1,500 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. In August 2024, Mr. Schaefer was granted options to purchase 20,000 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. In May 2025, Mr. Schaefer was granted options to purchase 12,500 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. Mr. Schaefer is eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

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

In August 2024, Mr. Kawakami was granted options to purchase 20,000 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. In May 2025, Mr. Kawakami was granted options to purchase 12,500 shares of Arcadia’s common stock under the 2015 Omnibus Equity Incentive Plan. The stock options have a term of ten years and vest over four years, with 25% of the shares subject to the stock options vesting on the first anniversary of the grant date, and an additional 1/36th of the shares vesting each month thereafter, subject to continued service through the applicable vesting dates. Mr. Kawakami was eligible to receive discretionary cash bonuses as determined by the Compensation Committee or the Board of Directors.

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

Pursuant to the CIC Agreements, if we terminate an executive’s employment with us for a reason other than cause (as defined in the CIC Agreements) or the executive’s death or disability (as defined in the CIC Agreements) at any time other than during the twelve-month period immediately following a change of control (as defined in the CIC Agreements), then such executive will receive the following severance benefits from the Company: (i) severance in the form of base salary continuation for a period of six months; (ii) reimbursement for premiums paid for coverage pursuant to COBRA, for the executive and the executive’s eligible dependents for up to six months; and (iii) a pro-rated portion of the termination year bonus based on the percentage of the year that executive was employed by the Company in the year of termination.

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

On February 8, 2024, our Board approved a retention bonus of $65,000 for Mr. Schaefer. In order to be eligible for a retention bonus, Mr. Schaefer must have remained employed by Arcadia in good standing until the earlier to occur of (i) a change of control (as defined in the CIC Agreements) and (ii) December 31, 2024, and the bonus was paid in 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our 2025 named executive officers who held any outstanding options as of December 31, 2025.

	Option Awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable(1)	Number of securities underlying unexercised options (#) unexercisable(1)		Option Exercise Price ($)	Option Expiration Date
Thomas J. Schaefer	200	—	(1)	$146.80	7/27/2030
President and Chief Executive Officer	100	—	(2)	$122.00	1/21/2031
	500	—	(3)	$83.60	10/1/2031
	575	—	(4)	$50.80	4/11/2032
	725	50	(5)	$50.80	4/11/2032
	575	—	(6)	$37.60	8/16/2032
	937	313	(7)	$11.20	1/3/2033
	1,026	474	(8)	$7.55	4/4/2033
	6,664	13,336	(9)	$2.71	8/19/2034
	—	12,500	(10)	$3.88	5/9/2035

(1) The stock options vested as to 25% of the shares on July 27, 2021, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on July 1, 2024, subject to the executive officer’s continued service through each vesting date.

(2) The stock options vested as to 25% of the shares on January 21, 2022, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on January 31, 2025, subject to the executive officer’s continued service through each vesting date.

(3) The stock options vest in 48 equal installments beginning November 1, 2021, and ending October 1, 2025, subject to the executive officer’s continued service through each vesting date.

(4) The stock options vested as to 50% of the shares on April 11, 2023, with the remaining 50% of shares vested on April 11, 2024.

(5) The stock options vested as to 25% of the shares on April 11, 2023, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on March 31, 2026, subject to the executive officer’s continued service through each vesting date.

(6) The stock options vest in three equal annual installments beginning August 16, 2023, and ending August 31, 2026, subject to the executive officer’s continued service through each vesting date.

(7) The stock options vested as to 25% of the shares on January 3, 2024, with the remaining 75% vesting in 36 equal monthly installments thereafter, such that the award is fully vested on December 31, 2026, subject to the executive officer’s continued service through each vesting date.

(8) The stock options vested as to 25% of the shares on April 4, 2024, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on March 31, 2027, subject to the executive officer’s continued service through each vesting date.

(9) The stock options vested as to 25% of the shares on August 19, 2025, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on August 31, 2028, subject to the executive officer’s continued service through each vesting date.

(10) The stock options will vest as to 25% of the shares on May 9, 2026, with the remaining 75% of shares vesting in 36 equal monthly installments thereafter, such that the award is fully vested on May 31, 2029, subject to the executive officer’s continued service through each vesting date.

Non-Employee Director Compensation

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash(1)	Option Awards	Total
Kevin Comcowich	$90,500	$-	$90,500
Albert D. Bolles, Ph.D.	$46,000	$-	$46,000
Deborah Carosella	$56,500	$-	$56,500
Gregory Waller	$64,000	$-	$64,000
Lilian Shackelford Murray	$65,500	$-	$65,500
Amy Yoder	$62,000	$-	$62,000

(1) Represents the cash annual retainer and the meeting attendance fees earned by the non-employee directors. Also includes $6,000 paid to each of Mr. Comcowich, Ms. Shackelford Murray, Ms. Yoder and Ms. Carosella for serving on a special committee of the Board in connection with the Company’s strategic review process.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2025.

Director Name	Option Grant Date	Number of Options Outstanding		Option Exercise Price Per Share ($)(1)	Option Expiration Date
Kevin Comcowich	10/30/2016	59	(2)	$1,376.00	10/30/2026
	6/7/2017	75	(2)	$584.00	6/7/2027
	6/6/2018	186	(2)	$432.00	6/6/2028
	6/3/2019	403	(2)	$201.60	6/3/2029
	6/1/2020	533	(2)	$147.60	6/1/2030
	7/8/2020	131	(2)	$149.20	7/8/2030
	6/2/2021	637	(2)	$115.60	6/2/2031
	6/1/2022	1,377	(2)	$53.60	6/1/2032
	6/6/2023	2,186	(2)	$4.80	6/6/2033
	8/19/2024	25,455	(2)	$2.71	8/19/2034
Albert D. Bolles, Ph.D.	5/12/2018	205	(2)	$366.40	5/12/2028
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(2)	$4.80	6/6/2033
	8/19/2024	10,909	(2)	$2.71	8/19/2034
Deborah Carosella	2/22/2021	546	(2)	$130.00	2/22/2031
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(2)	$4.80	6/6/2033
	8/19/2024	10,909	(2)	$2.71	8/19/2034
Lilian Shackelford Murray	6/6/2018	160	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	7/8/2020	18	(2)	$149.20	7/8/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(2)	$4.80	6/6/2033
	8/19/2024	10,909	(2)	$2.71	8/19/2034
Gregory D. Waller	6/7/2017	149	(2)	$584.00	6/7/2027
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(2)	$4.80	6/6/2033
	8/19/2024	10,909	(2)	$2.71	8/19/2034
Amy Yoder	8/7/2017	253	(2)	$344.00	8/7/2027
	6/6/2018	80	(2)	$432.00	6/6/2028
	6/3/2019	172	(2)	$201.60	6/3/2029
	6/1/2020	228	(2)	$147.60	6/1/2030
	6/2/2021	273	(2)	$115.60	6/2/2031
	6/1/2022	590	(2)	$53.60	6/1/2032
	6/6/2023	937	(2)	$4.80	6/6/2033
	8/19/2024	10,909	(2)	$2.71	8/19/2034

(1) The option exercise price per share reflects the fair market value per share of our common stock on the date of grant.

(2) These options are fully vested.

Non-Employee Director Compensation Policy

Cash Compensation

Each non-employee director receives an annual cash retainer of $30,000 for serving on our Board of Directors. The retainer is payable in arrears in equal quarterly installments, subject to such director’s continued service on the last day of the preceding quarter and prorated as necessary to reflect service commencement or termination during the quarter. In addition, under the Company’s policies with respect to the 2025 year, each non-employee director received the following amount for each regular meeting of the Board attended: (i) $2,500 if attendance is in person or via teleconference or (ii) $500 if attendance is through telephone; provided, however, that the total meeting fees may not exceed $10,000 per calendar year.

Under the Company’s current policies, the chair and non-chair members of the Board’s three standing committees are entitled to the following additional annual cash fees (payable quarterly in arrears and prorated for partial service in a quarter):

Board Committee	Chair Fee	Non-Chair Member Fee
Audit Committee	$18,000	$7,500
Compensation Committee	$12,000	$6,000
Nominating and Governance Committee	$8,500	$4,500

With respect to the 2025 year, the chair of the Board was entitled to an additional $40,000 annual cash fee (payable quarterly in arrears and prorated for partial service in a quarter). In addition, in 2025, each member of the Special Committee received $6,000 for service on the committee during 2025. Commencing in 2026, the Board eliminated payments for attendance at meetings of the Board or committees and for service on the Special Committee of the Board. Directors who are also employees of the Company do not receive any additional cash or equity compensation for service as a director.

Equity Compensation

Under the Company’s policies as in effect during the 2025 year and as currently in effect concerning compensation of non-employee directors, and subject to the availability of an equity compensation plan that has been approved by the Board and the stockholders of the Company, upon joining the Board, each newly elected non-employee director receives an initial option to purchase a number of shares of our common stock equal to (x) $60,000 divided by (y) the Black-Scholes value of a share on the date of grant, as determined consistent with the historical practices of the Company. This initial option will vest and become exercisable in three equal installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service through each vesting date. The per share exercise price for the initial option will be equal to the fair market value of a share of our common stock on the date of grant, which will be equal to the closing price of our common stock on the date of grant. An employee director who ceases to be an employee, but who remains a director, will not receive an initial option grant.

In addition, under the Company’s policies as in effect during the 2025 year and as currently in effect concerning compensation of non-employee directors, and subject to the availability of an equity compensation plan that has been approved by the Board and the stockholders of the Company, on the date of each annual meeting of our stockholders, each non-employee director generally was granted an annual option to purchase a number of shares of our common stock equal to equal to (x) $30,000 divided by (y) the Black-Scholes value of a share on the date of grant, as determined consistent with the historical practices of the Company. In addition, the chair of the Board generally was granted an additional annual option to purchase a number of shares of our common stock equal to (x) $40,000 divided by (y) the Black-Scholes value of a share on the date of grant, as determined consistent with the historical practices of the Company. The annual options generally vest and become exercisable on the earlier of (i) the one-year anniversary of the date of grant or (ii) the date of our next annual meeting of stockholders, subject to the director’s or the chair’s, as applicable) continued service through the vesting date. The per share exercise price for annual option grants is equal to the fair market value of a share of our common stock on the date of grant. Notwithstanding the vesting schedules described above, the vesting of each equity award will accelerate in full in case of a termination of directorship due to a change in control.

Each of the option awards described above is subject to the availability of shares under an equity incentive plan that has been approved by the Board and the stockholders of the Company. The Company's 2015 Omnibus Equity Incentive Plan (the "2015 Plan") reached the end of its term and terminated in 2025 before the date of the Company’s 2025 annual meeting of stockholders. As a result, non-employee directors did not receive any option grants or other equity awards in 2025, there is no stockholder approved equity incentive plan pursuant to which directors may be granted options or other equity awards, and no stock options or other equity awards are contemplated to be granted to non-employee directors until a new equity incentive plan has been approved by the Board and the Company’s stockholders. If the Board and the stockholders of the Company approve a new equity incentive plan in the future, then the Board may consider revising its policies concerning the manner of determination of, the number of shares covered by, and other terms of, initial and annual option grants or other equity awards to non-employee directors.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Grants of options and other equity awards to our executive officers and directors are approved by the Compensation Committee or the Board, generally at regularly scheduled meetings or sometimes by unanimous written consent. From time to time, we grant stock options or other equity awards to employees, including the named executive officers. Also, non-employee directors generally receive grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of the Company’s stockholders, respectively, pursuant to our equity compensation policies for non-employee directors as described above. We have no practice of timing grants of equity awards to coordinate with the release of material non-public information (“MNPI”). Although we have not adopted a formal policy regarding the timing of equity award grants, including stock options, neither our Board nor our Compensation Committee takes MNPI about the Company into account when determining the timing of equity awards, nor do we time the disclosure of MNPI for the purpose of impacting the value of executive compensation. During 2025, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Form 10-Q or 10-K, or the filing or furnishing of a Form 8-K that disclosed material nonpublic information.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2026, to the extent known to us, by:

1.
each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
2.
each of our named executive officers;
3.
each of our directors; and
4.
all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on March 31, 2026.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2026. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 2,056,884 shares of our common stock outstanding as of March 31, 2026.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Arcadia Biosciences, Inc., 5956 Sherry Lane, Suite 2000 Dallas, TX 75225.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Named Executive Officers, Directors and Director Nominees:
Thomas J. Schaefer (1)	19,921	*
Mark Kawakami	—	*
Kevin Comcowich (2)	31,542	*
Lilian Shackelford Murray (3)	13,501	*
Gregory D. Waller (4)	13,338	*
Amy Yoder (5)	13,442	*
All current executive officers and directors as a group (5 persons) (6)	91,744	4.5%
5% Stockholders:
Sabby Volatility Warrant Master Fund, Ltd. (7)	806,493	9.9%
Armistice Capital Master Fund Ltd. (8)	935,528	9.9%

*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)
Mr. Schaefer is our current Chief Executive Officer and was previously our Chief Financial Officer. His beneficial ownership consists of (i) 2,819 shares of common stock and (ii) 17,102 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date.
(2)
Mr. Comcowich is the current chair of our Board of Directors. His beneficial ownership consists of (i) 500 shares of common stock and (ii) 31,042 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date.
(3)
Ms. Murray serves as a member of our Board of Directors. Her beneficial ownership consists of (i) 214 shares of common stock and (ii) 13,287 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date.
(4)
Mr. Waller serves as a member of our Board of Directors. His beneficial ownership consists of 13,338 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date.
(5)
Ms. Yoder serves as a member of our Board of Directors. Her beneficial ownership consists of 13,442 shares of common stock issuable pursuant to stock options exercisable within 60 days after the Table Date.
(6)
Beneficial ownership consists of (i) 3,533 shares of common stock and (ii) 88,211 shares of common stock subject to options exercisable within 60 days of the Table Date, in each case beneficially owned by our current executive officers and directors.
(7)
Includes (i) 124,831 Abeyance Shares issuable upon notice from the Stockholder subject to beneficial ownership limitations on issuance of Abeyance Shares and (ii) 681,662 shares of common stock issuable upon exercise of preferred investment options. Under the terms of these preferred investment options, the holder may not exercise these instruments to the extent such exercise would cause such holder to beneficially own a number of shares of common stock that would exceed 9.99% of our then outstanding common stock following such exercise. The number of shares listed in the second column above does not reflect this limitation. Sabby Management, LLC is the investment manager of Sabby Volatility Warrant Master Fund, Ltd. and shares voting and investment power with respect to these shares in this capacity. As manager of Sabby Management,

LLC, Hal Mintz also shares voting and investment power on behalf of Sabby Volatility Warrant Master Fund, Ltd. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities listed except to the extent of their pecuniary interest therein. The beneficial owner’s address is c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.
(8)
Includes 935,528 shares of common stock issuable upon exercise of preferred investment options. Under the terms of these preferred investment options, the holder may not exercise these instruments to the extent such exercise would cause such holder to beneficially own a number of shares of common stock that would exceed 9.99% of our then outstanding common stock following such exercise. The number of shares listed in the second column above does not reflect this limitation. These securities are directly held by (i) Armistice Capital Master Fund, Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The beneficial owner’s address is c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, we maintained three equity compensation plans, all of which were approved by the Board of Directors and our stockholders prior to our initial public offering in May 2015. The following table provides the information shown as of December 31, 2025 for each of the three plans and for certain warrants granted to entities.

Plan	Shares issuable upon exercise of outstanding plan options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Shares remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	179,963	(2)	$14.65	—	(3)
Equity compensation plans not approved by security holders	51,876	(4)	$1.34	—
Total	231,839		$11.67	—

S

(1) Includes the following plans: 2006 Stock Plan, 2015 Plan, and 2015 Employee Stock Purchase Plan (“ESPP”). Only option grants were made under the 2006 Stock Plan and 2015 Plan.

(2) As of December 31, 2025, there were 179,963 outstanding options or other equity grants under the 2015 and 2006 Plans, and there had been purchases pursuant to the ESPP of 10,560 shares.

(3) The 2015 Plan and ESPP expired in 2025.

(4) Consists of the following warrants to purchase shares of our common stock that were outstanding as of December 31, 2025: (i) 805 warrants issued on July 8, 2020 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $198.75 per share, (ii) 9,848 warrants issued on January 28, 2021 to a placement agent in an equity financing that expire on the fifth and one-half anniversary of the issue date and that have an exercise price of $159.60 per share, (iii) 5,906 preferred investment options issued on August 16, 2022 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $52.94 per share, (iv) 1,000 warrants issued on October 18, 2022 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the fifth anniversary of the issue date and that have an exercise price of $16 per share, (v) 1,000 warrants issued on December 21, 2022 to a consulting entity that vest monthly as to 1/12th of the underlying shares, expire on the fifth anniversary of the issue date and that have an exercise price of $11.20 per share, (vi) 33,317 preferred investment options issued on March 6, 2023 to a placement agent in an equity financing that expire on the fifth anniversary of the issue date and that have an exercise price of $11.25 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to director and executive officer compensation arrangements discussed above under “Item 11—Executive Compensation” of this Form 10-K/A, since January 1, 2024, we have not been a party to any transactions or currently proposed transactions in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two fiscal years, and in which any of our directors, executive officers, immediate family member thereof, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest, other than (i) compensation for services as executive officers and directors, or (ii) employment relationships or transactions involving an executive officer and related compensation solely resulting from that employment relationship or transaction, including the employment agreements, stock option or other equity awards, and other transactions described in "Item 11—Executive Compensation" of this Form 10-K/A, or not otherwise required to be reported (a “related party transaction”).

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

On January 9, 2026, we entered into inducement letter agreements (the "Inducement Letters") with Sabby Volatility Warrant Master Fund, Ltd. and Armistice Capital Master Fund Ltd. (the “Participating Holders”) pursuant to which such Participating Holders agreed to exercise certain outstanding preferred investment options (the "Existing Options") to purchase an aggregate of 808,595 shares of common stock and/or Abeyance Shares (as described below). The Existing Options had an exercise price of $9.00 per share and were originally issued in December 2020, January 2021, August 2022, and March 2023. Pursuant to the Inducement Letters, the Participating Holders agreed to exercise for cash the Existing Options at a reduced exercise price of $2.575 per share, in consideration for the Company’s agreement to issue new preferred investment options (the "Investment Options") to purchase up to 1,617,190 shares (the "Investment Option Shares") of common stock. The Investment Options have an exercise price of $2.325 per share, are exercisable immediately upon issuance, and expire on the date that is 30 months following the effective date of the Resale Registration Statement described below (the “Option Termination Date”). The closing of the transactions contemplated by the Inducement Letters occurred on January 12, 2026. The Company received aggregate gross proceeds of approximately $2.1 million from the exercise of the Existing Options by the Participating Holders, before deducting placement agent fees and other offering expenses payable by the Company. In the event that the exercise of the Existing Options would have otherwise caused a Participating Holder to exceed the beneficial ownership limitations set forth in such Participating Holder’s Existing Options (4.99% or 9.99%, as applicable), we issued to such Participating Holder the number of shares of common stock that would not cause such Participating Holder to exceed such beneficial ownership limitation, as directed by such Participating Holder, and agreed to hold such Participating Holder’s balance of shares of common stock in abeyance ("Abeyance Shares") until we receive notice from such Participating Holder that the balance of shares of common stock may be issued in compliance with such beneficial ownership limitations, with such Abeyance Shares evidenced through such Holder's Existing Options, which Participating Holder's Existing Options deemed prepaid and may be exercised pursuant to a notice of exercise from the applicable Participating Holder. We also agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the Investment Option Shares issuable upon exercise of the Investment Options, which registration statement was filed and has been declared effective by the SEC, and to keep the registration statement effective at all times until no holder of Options owns any Investment Options or Investment Option Shares.

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

The following table sets forth all fees accrued or paid to Deloitte & Touche LLP, which was our independent registered public accounting firm for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Audit Fees (1)	$892,001	$573,555
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	$1,895	$1,895
Total	$893,896	$575,450

(1) Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. Audit fees in 2025 also included professional services rendered in connection with the Registration Statements on Form S-4. Audit fees in 2024 also included professional services rendered in connection with the GoodWheat discontinued operations, the proposed transaction with Roosevelt Resources, and the Registration Statement on Form S-8.

(2) All Other Fees consist of licensing fees for Deloitte & Touche LLP’s accounting research software.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2025 and 2024, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed by Deloitte & Touche LLP were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2025, there were no other professional services provided by Deloitte & Touche LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte & Touche LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Exchange, by and among Arcadia Biosciences, Inc., and Roosevelt Resources LP, Elliott Roosevelt, Jr. and David A. Roosevelt, as Representatives of the Limited Partners, dated as of December 4, 2024.	8-K	001-37383	2.1	12/6/2024

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	5/26/2015

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37383	3.1	2/28/2023

3.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-37383	3.1	12/8/2022

3.4	Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	5/26/2015

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-37383	3.2	12/8/2022

4.1	Form of Registrant’s common stock certificate.	S-3	333-224061	4.1	3/30/2018

4.2	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	3/23/2018

4.3	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	6/14/2019

4.4	Form of Placement Agent Warrant.	8-K	001-37383	4.2	6/14/2019

4.5	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	9/9/2019

4.6	Form of Placement Agent Warrant.	8-K	001-37383	4.2	9/9/2019

4.7	Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-37383	4.7	3/25/2025

4.8	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	5/18/2020

4.9	Form of Placement Agent Warrant.	8-K	001-37383	4.2	5/18/2020

4.10	Form of Common Stock Purchase Warrant.	8-K	001-37383	4.1	7/8/2020

4.11	Form of Placement Agent Warrant.	8-K	001-37383	4.2	7/8/2020

4.12	Form of Investor Warrant.	8-K	001-37383	4.1	12/22/2020

4.13	Form of Placement Agent Warrant.	8-K	001-37383	4.2	12/22/2020

4.14	Form of Investor Warrant.	8-K	001-37383	4.1	1/29/2021

4.15	Form of Placement Agent Warrant.	8-K	001-37383	4.2	1/29/2021

4.16	Form of Investor Pre-Funded Warrant.	8-K	001-37383	4.1	8/16/2022

4.17	Form of Investor Preferred Investment Option.	8-K	001-37383	4.2	8/16/2022

4.18	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.3	8/16/2022

4.19	Form of Pre-Funded Warrant.	8-K	001-37383	4.1	3/3/2023

4.20	Form of Series A Preferred Investment Option.	8-K	001-37383	4.2	3/3/2023

4.21	Form of Series B Preferred Investment Option.	8-K	001-37383	4.3	3/3/2023

4.22	Form of Placement Agent Preferred Investment Option.	8-K	001-37383	4.4	3/3/2023

10.1*	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1	333-202124	10.7	2/17/2015

10.2*	2006 Stock Plan, as amended and restated, and form of agreement thereunder.	S-1	333-202124	10.8	2/17/2015

10.3*	2015 Omnibus Equity Incentive Plan and forms of agreement thereunder.	10-Q	001-37383	10.5	8/13/2024

10.4*	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-202124	10.10	5/11/2015

10.5*	Executive Incentive Bonus Plan.	S-1/A	333-202124	10.15	5/11/2015

10.6*	Amended and Restated Director Compensation Policy.	10-Q	001-37383	10.14	5/10/2016

10.7*	Form of Severance and Change in Control Agreement.	S-1/A	333-202124	10.18	4/6/2015

10.8	Base Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP, including Amendments 1-7.	S-1	333-229047	10.16	12/27/2018

10.9	Amendment No. 8 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.8	5/13/2020

10.10	Amendment No. 9 to the Office Lease dated March 17, 2003 between the Registrant and Pac West Office Equities, LP.	10-Q	001-37383	10.2	8/13/2020

10.11*	Employment Letter for Stanley E. Jacot Jr., Chief Executive Officer	10-Q	001-37383	10.1	5/12/2022

10.12*	Severance and Change in Control Agreement for Stanley E. Jacot, Jr.	10-Q	001-37383	10.1	5/12/2022

10.13*	Inducement Option Grant for Stanley E. Jacot, Jr.	10-Q	001-37383	10.2	5/12/2022

10.14*	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer.	8-K/A	001-37383	10.1	1/5/2023

10.15+	Limited Liability Company Operating Agreement for Archipelago Ventures Hawaii, LLC, dated as of August 9, 2019.	8-K	001-37383	10.1	8/9/2019

10.16	Securities Purchase Agreement dated as of March 19, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	3/23/2018

10.17	Form of Registration Rights Agreement.	8-K	001-37383	10.2	3/23/2018

10.18	Form of Securities Purchase Agreement dated as of June 11, 2018, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2018

10.19	Form of Securities Purchase Agreement dated as of June 12, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	6/14/2019

10.20	Form of Securities Purchase Agreement dated as of September 5, 2019, between Arcadia Biosciences, Inc. and each purchaser named in the signature pages thereto.	8-K	001-37383	10.1	9/9/2019

10.21	Form of Letter Agreement, dated as of May 14, 2020.	8-K	001-37383	10.1	5/18/2020

10.22	Form of Letter Agreement, dated as of July 6, 2020.	8-K	001-37383	10.1	7/8/2020

10.23	Form of Securities Purchase Agreement dated as of December 18, 2020, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	12/22/2020

10.24	Form of Securities Purchase Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	1/29/2021

10.25	Form of Registration Rights Agreement dated as of January 25, 2021, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.2	1/29/2021

10.26	Form of Securities Purchase Agreement, dated as of August 12, 2022, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	8/16/2022

10.27	Form of Securities Purchase Agreement dated as of March 2, 2023, between Arcadia Biosciences, Inc. and each purchaser named on the signature pages thereto.	8-K	001-37383	10.1	3/3/2023

10.28	Form of Registration Rights Agreement dated as of March 2, 2023, between Arcadia	8-K	001-37383	10.2	3/3/2023

	Biosciences, Inc. and each purchaser named on the signature pages thereto.

10.29	Form of Investment Option Amendment, dated as of March 2, 2023.	8-K	001-37383	10.3	3/3/2023

10.30+	Master Transaction Agreement.	8-K	001-37383	10.2	12/22/2020

10.31+	Asset Purchase Agreement dated May 17, 2021, by and among Arcadia, Buyer, Seller, Eko, Lief, Zola and Parent.	8-K	001-37383	10.1	5/21/2021

10.32+±	Asset Purchase Agreement	8-K	001-37383	10.1	5/17/2024

10.33+±	Asset Purchase Agreement	8-K	001-37383	10.1	5/20/2024

10.34	Promissory Note	8-K	001-37383	10.2	5/20/2024

10.35	Security Agreement	8-K	001-37383	10.3	5/20/2024

10.36	Employment Letter and Severance and Change in Control Agreement for Thomas J. Schaefer	8-K	001-37383	10.1	8/23/2024

10.37	Employment Letter and Severance and Change in Control Agreement for Mark Kawakami	8-K	001-37383	10.2	8/23/2024

19.1	Insider Trading Disclosure Policy	10-K/A	001-37383	19.1	4/30/2025

21.1	List of subsidiaries of the Registrant.	S-1	333-262407	21.1	1/28/2022

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	10-K	001-37383	23.1	3/26/2026

24.1	Power of attorney (included in the signature page to 2025 10-K filing).	10-K	001-37383	24.1	3/26/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-37383	31.1	3/26/2026

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-37383	31.2	3/26/2026

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37383	32.1	3/26/2026

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37383	32.2	3/26/2026

97.1	Dodd-Frank Clawback Policy.	10-K	001-37383	97.1	3/28/2024

101.INS	Inline XBRL Instance Document.					X^

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.					X^

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).					X^

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

^ Previously filed on March 26, 2026 as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCADIA BIOSCIENCES, INC.

Date: April 30, 2026	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President and Chief Executive Officer (Principal Executive Officer, Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer	Director	April 30, 2026

/s/ *
Kevin Comcowich	Director	April 30, 2026
/s/ *
Lilian Shackelford Murray	Director	April 30, 2026

/s/ *
Gregory D. Waller	Director	April 30, 2026

/s/ *
Amy Yoder	Director	April 30, 2026

* By: /s/ Thomas J. Schaefer

Thomas J. Schaefer

Attorney-in-fact