Form 10-Q
period 2026-03-31
Arcadia Biosciences, Inc.
filed 2026-05-14
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 2,056,884 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$954	$259
Short-term investments	2,766	4,304
Accounts receivable and other receivables, net of allowance for credit loss of $559 as of March 31, 2026 and December 31, 2025	425	425
Inventories	840	1,212
Prepaid expenses and other current assets	184	156
Total current assets	5,169	6,356
Property and equipment, net	—	8
Intangible assets, net	39	39
Other noncurrent assets	115	143
Total assets	$5,323	$6,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,102	$1,789
Other current liabilities	263	270
Total current liabilities	1,365	2,059
Common stock warrant and option liabilities	1,073	347
Total liabilities	2,438	2,406
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 2,056,884 and 1,373,120 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	66	65
Additional paid-in capital	288,421	285,292
Accumulated deficit	(285,602)	(281,217)
Total stockholders' equity	2,885	4,140
Total liabilities and stockholders’ equity	$5,323	$6,546

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product	$1,100	$1,200
Total revenues	1,100	1,200
Operating expenses (income):
Cost of revenues	700	682
Gain on sale of intangible assets	—	(750)
Change in fair value of contingent consideration	—	(1,000)
Selling, general and administrative	1,179	1,738
Total operating expenses	1,879	670
(Loss) Income from continuing operations	(779)	530
Interest income	5	207
Other loss, net	(1,504)	—
Loss on January 2026 Inducement Offer	(2,877)	—
Change in fair value of common stock warrant and option liabilities	1,191	1,862
Issuance and offering costs	(421)	—
Net (loss) income attributable to common stockholders	$(4,385)	$2,599
Net (loss) income per share attributable to common stockholders:
Basic	$(2.11)	$1.90
Diluted	$(2.11)	$1.90
Weighted-average number of shares used in per share calculations:
Basic	2,082,887	1,366,060
Diluted	2,082,887	1,366,203

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	1,373,120	$65	$285,292	$(281,217)	$4,140
Issuance of shares related to preferred investment options exercise	683,764	1	3,114	—	3,115
Stock-based compensation	—	—	15	—	15
Net loss	—	—	—	(4,385)	(4,385)
Balance at March 31, 2026	2,056,884	$66	$288,421	$(285,602)	$2,885

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	1,364,940	$65	$285,036	$(278,878)	$6,223
Issuance of shares related to employee stock purchase plan	2,100	—	5	—	5
Stock-based compensation	—	—	78	—	78
Net income	—	—	—	2,599	2,599
Balance at March 31, 2025	1,367,040	$65	$285,119	$(276,279)	$8,905

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,385)	$2,599
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(1,191)	(1,862)
Change in fair value of contingent consideration	—	(1,000)
Issuance and offering costs	421	—
Loss on January 2026 Inducement Offer	2,877	—
Depreciation	8	13
Lease amortization	—	104
Amortization of note receivable	—	(69)
Gain on sale of intangible assets	—	(750)
Unrealized loss subsequent to receipt of Above Food Ingredients, Inc. common stock	1,538	—
Stock-based compensation	15	78
Changes in operating assets and liabilities:
Accounts receivable and other receivables	—	(193)
Inventories	372	(381)
Prepaid expenses and other current assets	(28)	205
Accounts payable and accrued expenses	(719)	(213)
Other current liabilities	(7)	—
Operating lease liabilities	—	(119)
Net cash used in operating activities	(1,099)	(1,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets	—	500
Net cash provided by investing activities	—	500
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from January 2026 Inducement Offer	2,082	—
Payments of offering costs relating to January 2026 Inducement Offer	(288)	—
Proceeds from ESPP purchases	—	5
Net cash provided by financing activities	1,794	5
Net increase (decrease) in cash and cash equivalents	695	(1,083)
Cash and cash equivalents — beginning of period	259	4,242
Cash and cash equivalents — end of period	$954	$3,159
NONCASH INVESTING AND FINANCING ACTIVITIES:
Proceeds from sale of intangible assets in accounts receivable and other receivables	$—	$250
Accrued legal fees included in offering costs related to January 2026 Inducement Offer	$62	$—
Preferred investment options issued to placement agent and included in offering costs related to January 2026 Inducement Offer	$71
Warrant and option modifications included in Loss on January 2026 Inducement Offer	$555	$—

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

Arcadia has leveraged its history as a leader in science-based approaches to develop high value products and drive innovation in the consumer goods industry. Since acquiring the assets of Zola in May 2021, Arcadia has provided consumers with a way to rehydrate, reset, and reenergize with Zola coconut water products. Previously, Arcadia developed products primarily in wheat, which it commercialized through the sales of food products, trait licensing and royalty agreements.

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

On March 28, 2025, Arcadia entered into an agreement with Bioceres Crop Solutions Corp. ("BIOX") pursuant to which BIOX agreed to transfer to the Company all rights and materials relating to certain soy traits that were included in licenses granted by the Company to BIOX in the November 2020 sale of Verdeca. In addition, BIOX agreed to pay a total of $750,000 to the Company. The Company agreed to transfer to BIOX all of the Company's granted patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, the parties agreed to amend a previous agreement between the parties to eliminate any obligation to pay the Company future product royalties under the agreement. The Company recorded a gain of $750,000 on the condensed consolidated statement of operations and comprehensive (loss) income related to this transaction as the patents, pending applications and future product royalties have no carrying value. As of March 31, 2026, the Company has received the full payment of $750,000.

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

On May 16, 2024, Arcadia sold the GoodWheat™ brand to Above Food Corp. ("Above Food") for net consideration of $3.7 million. The strategic decision to sell GoodWheat enabled the Company to monetize its intellectual property. The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. Refer to Note 6 for further details of the transaction.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the SEC in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and Arcadia Wellness.

The information included in these condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2026.

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of March 31, 2026, the Company had an accumulated deficit of $285.6 million and cash and cash equivalents of $1.0 million. For the three months ended March 31, 2026, the Company had net loss of $4.4 million and net cash used in operations of $1.1 million. For the twelve months ended December 31, 2025, the Company had net loss of $2.3 million and net cash used in operations of $4.7 million.

With cash and cash equivalents of $1.0 million as of March 31, 2026, the Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company may seek to raise additional funds through debt or equity financings or sales of assets. The sale of additional equity would result in dilution, and could result in material dilution, to the Company’s stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for additional operating and financing covenants that would restrict operations. In addition, the Company may seek to raise additional funds through the sale of shares of Above Food Ingredients, Inc. ("AFII") that are held by the Company, at such times as those shares may be sold. See Note 6. If the Company is unable to secure adequate additional funding on terms acceptable to the Company, the Company may be forced to reduce spending, extend payment terms with suppliers, liquidate assets, or initiate dissolution and liquidation or bankruptcy proceedings. Any of these actions could materially harm the Company's business, results of operations and financial condition.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide all entities with a practical expedient and entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted the new guidance effective January 1, 2026 with an immaterial impact on the Company's financial statements and disclosures.

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost and net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period the write down is taken and materially affect the Company’s operating results.

Inventories, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$117	$257
Finished goods	723	955
Inventories	$840	$1,212

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Software and computer equipment	291	291
Furniture and fixtures	32	32
Leasehold improvements	1,584	1,584
Property and equipment, gross	1,907	1,907
Less: accumulated depreciation and amortization	(1,907)	(1,899)
Property and equipment, net	$—	$8

Depreciation expense was $8,000 and $13,000 for the three months ended March 31, 2026 and 2025, respectively.

5. Investments and Fair Value Instruments

Investments

The Company classified its investments in corporate securities of AFII as short-term investments. The investments were carried at fair value, based on quoted market prices. Realized and unrealized gains and losses are recognized in other loss, net on the consolidated statements of operations and comprehensive (loss) income. As of March 31, 2026, the fair value of the AFII common stock was $2.8 million.

Fair Value Measurement

The fair value of the investment securities at March 31, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements at March 31, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Short-term investments:
Corporate securities	$2,766	$—	$—	$2,766
Total Assets at Fair Value	$2,766	$—	$—	$2,766

	Fair Value Measurements at December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Short-term investments:
Corporate securities	$4,304	$—	$—	$4,304
Total Assets at Fair Value	$4,304	$—	$—	$4,304

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2026 and 2025. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities. For short-term investments, accounts receivable and other receivables and accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2026 and December 31, 2025 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of preferred investment options related to the January 2026 Inducement Offer, March 2023 Private Placement and August 2022 Registered Direct Offering.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions as of March 31, 2026 and December 31, 2025:

	January 2026 Options & January 2026 Placement Agent Options		March 2023 Options - Series A & March 2023 Placement Agent Options		August 2022 Options & August 2022 Placement Agent Options
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Remaining term (in years)	2.42	—	1.88	2.13	1.42	1.67
Expected volatility	99.4%	—	106.1%	100.6%	110.5%	107.2%
Risk-free interest rate	3.8%	—	3.8%	3.5%	3.7%	3.5%
Expected dividend yield	—	—	—	—	—	—

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

The following table sets forth the establishment of the Company’s Level 3 assets and liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	January 2026 Options	January 2026 Placement Agent Options	March 2023 Options - Series A	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Note Receivable Bifurcated Derivatives	Total
Balance as of December 31, 2025	$—	$—	$291	$12	$43	$1	$—	347
Initial recognition	2,321	71	—	—	—	—	—	2,392
Change in fair value - quarterly remeasurement	(1,284)	(41)	—	(7)	—	—	—	(1,332)
Change in fair value - immediately before modification	—	—	124	—	17	—	—	141
Change in fair value - immediately after modification	—	—	457	—	83	—	—	540
Options exercise	—	—	(872)	—	(143)	—	—	(1,015)
Balance as of March 31, 2026	$1,037	$30	$—	$5	$—	$1	$—	$1,073

6. Note Receivable and Embedded Derivatives

On May 16, 2024, the Company sold the GoodWheat brand and related assets to Above Food for net consideration of $3.7 million, pursuant to an Asset Purchase Agreement ("Purchase Agreement") and a related Security Agreement ("Security Agreement"). The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. A loss of $1,500 was recognized in the condensed consolidated statement of operations and comprehensive loss during the second quarter of 2024, related to the sale.

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

The Company accounted for the Promissory Note as a note receivable in accordance with ASC 310. The Company did not elect the fair value option and since the Company intended to and had the ability to hold the Promissory Note to maturity, it was previously classified as held for investment and was reported on the condensed consolidated balance sheets at amortized cost.

The Promissory Note was recorded at a discount of $545,000, which was to be amortized over the term of the Promissory Note using the effective interest method. The Company recognized discount amortization of $0 and $69,000 in the condensed consolidated statements of operations and comprehensive (loss) income during the three months ended March 31, 2026 and 2025, respectively. The Company recognized interest of $0 and $111,000 in the condensed consolidated statements of operations and comprehensive (loss) income during the three months ended March 31, 2026 and 2025, respectively.

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

As of the date that these financial statements were available to be issued, substantial doubt exists regarding whether additional Parent Shares may be issued in satisfaction of Above Food's other obligations under the Promissory Note. In light of the above uncertainties, the Company previously recorded a credit loss for the full $4.0 million principal amount remaining after issuance of shares pursuant to the Notice, plus accrued interest, as of June 30, 2025.

Embedded Derivatives

The contingent features of the Promissory Note were evaluated for bifurcation in accordance with ASC 815. The contingent features requiring bifurcation had an estimated fair value of $250,000 as of the transaction date and $0 as of March 31, 2026. The estimated fair value of the contingent features was reported in note receivable – noncurrent on the condensed consolidated balance sheet.

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

8. Leases

Operating Leases

As of March 31, 2026, the Company leases office space in Dallas, TX. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis.

Lease Cost	Classification	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease cost	SG&A Expenses	$—	$119
Short term lease cost	SG&A Expenses	—	3
Sublease income (1)	SG&A Expenses	—	(143)
Net lease (income) cost		$—	$(21)

(1)
Sublease income is recorded as a reduction to lease expense.

9. Financing

In January 2026, the Company entered into inducement offer letter agreements (the “Inducement Letters”) with certain investors (the “Participating Holders”) pursuant to which such Participating Holders agreed to exercise certain outstanding warrants and preferred investment options covering an aggregate of 808,595 shares of the Company’s common stock and/or Abeyance Shares (the transactions contemplated by the Inducement Letters, the “Inducement Offer”). The warrants and preferred investment options subject to the Inducement Letters had an exercise price of $9.00 per share and were originally issued in December 2020, January 2021, August 2022, and March 2023 (the “Existing Warrants and Options”). Pursuant to the terms of the Existing Warrants and Options, if exercise of the Existing Warrants and Options would have otherwise caused a Participating Holder to exceed the beneficial ownership limitations set forth in the Participating Holder's Existing Warrants and Options (4.99% or 9.99%, as applicable), as determined by the holder, the Company agreed to hold such holder's balance of exercised shares in abeyance (the "Abeyance Shares") until the Company received notice from the holder that the balance of shares may be issued in compliance with such beneficial ownership limitations (with such Abeyance Shares evidenced through the holder's existing warrants and options, and deemed prepaid).

Pursuant to the Inducement Letters, the Participating Holders agreed to exercise for cash the Existing Warrants and Options at a reduced exercise price of $2.575 per share, in consideration for the Company’s agreement to issue new unregistered preferred investment options (the “New Options”) to purchase up to 1,617,190 shares of common stock. The New Options have an exercise price of $2.325 per share, are exercisable immediately upon issuance, and expire on the date that is 30 months following the effective date of the Resale Registration Statement described below (the “Option Termination Date”). In addition, the Company granted to a placement agent preferred investment options (the “Placement Agent Options”) to purchase 56,602 shares of common stock. The Placement Agent Options have substantially the same terms as the New Options with the exception of an exercise price of $3.2188 per share, and have a term expiring on the Option Termination Date. The modification of the Existing Warrants and Options resulted in an increase in fair value of $555,000, of which $540,000 of the increase in fair value was related to the March 2023 and August 2022 liability classified options. The increase in fair value related to the modification of the Existing Warrants and Options was recognized in Loss on January 2026 Inducement Offer on the condensed consolidated statements of operations and comprehensive (loss) income.

The New Options and Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model with the following assumptions to determine initial fair value: volatility of 98.04%, stock price of $2.43, risk-free rate of 3.57%, expected term of 2.5 years. The fair value of the New Options of $2.3 million was recognized in Loss on January 2026 Inducement Offer on the condensed consolidated statements of operations and comprehensive (loss) income given that it was issued in connection with the induced exercise of the Existing Warrants and Options.

The Placement Agent Options were issued for services performed by the placement agent as part of the January 2026 Inducement Offer and were treated as offering costs. The value of the Placement Agent Options was determined to be $71,000, calculated using the Black-Scholes Model. The Company incurred additional offering costs totaling $350,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the January 2026 Inducement Offer. All offering costs were allocated to the liability classified options and expensed.

10. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of March 31, 2026 and December 31, 2025, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Outstanding at December 31, 2025	Issued during the Three Months Ended March 31, 2026	Exercised during the Three Months Ended March 31, 2026	Expired during the Three Months Ended March 31, 2026	Outstanding at March 31, 2026
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	1,000	—	—	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	1,000	—	—	—	1,000
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	9,846	—	—	—	9,846
December 2020 Warrants (2)	December 2020	5.5 years	$9.00	16,367	—	(16,367)	—	—
December 2020 Warrants	December 2020	5.5 years	$120.00	49,100	—	—	—	49,100
July 2020 Warrants (2)	July 2020	5.5 years	$9.00	16,036	—	—	(16,036)	—
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	802	—	—	(802)	—
January 2021 Warrants (2)	January 2021	5.5 years	$9.00	7,831	—	(7,831)	—	—
January 2021 Warrants	January 2021	5.5 years	$125.20	90,629	—	—	—	90,629
Total				192,611	—	(24,198)	(16,838)	151,575

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) These warrants were repriced as part of the March 2023 Private Placement.

Liability Classified Preferred Investment Options

The preferred investment options issued in connection with the January 2026 Inducement Offer, March 2023 Private Placement and August 2022 Registered Direct Offering contain certain early settlement provisions that preclude them from equity classification and therefore were accounted for as liabilities at the date of issuance and are adjusted to fair value at each balance sheet date. The change in fair value of the options liabilities is recorded as change in fair value of common stock warrant and option liabilities in the condensed consolidated statements of operations and comprehensive (loss) income. The key terms and activity of the liability classified preferred investment options are summarized as follows:

	Issuance Date	Term	Exercise Price Per Share	Outstanding at December 31, 2025	Issued during the Three Months Ended March 31, 2026	Exercised during the Three Months Ended March 31, 2026	Expired during the Three Months Ended March 31, 2026	Outstanding at March 31, 2026
January 2026 Options	January 2026	2.5 years	$2.33	—	1,617,190	—	—	1,617,190
January 2026 Placement Agent Options	January 2026	2.5 years	$3.22	—	56,602	—	—	56,602
March 2023 Options - Series A	March 2023	5 years	$9.00	666,334	—	(666,334)	—	—
March 2023 Placement Agent Options	March 2023	5 years	$11.25	33,317	—	—	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	118,063	—	(118,063)	—	—
August 2022 Placement Agent Options	August 2022	5 years	$52.80	5,904	—	—	—	5,904
Total				823,618	1,673,792	(784,397)	—	1,713,013

(1) These options were repriced as part of the March 2023 Private Placement.

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

On June 25, 2024, the shareholders approved an amendment to the Company’s 2015 Plan that increased the number of shares of common stock that may be issued under the 2015 Plan by 200,000 shares and increased the maximum number of shares of common stock issuable to employees, including our officers and directors, in any fiscal year from 9,375 shares to 50,000 shares. In May 2025, the 2015 Plan terminated as to future awards. As of March 31, 2026, a total of 332,659 shares of common stock were reserved for issuance under the 2015 Plan pursuant to the exercise of outstanding options, and no further options or other awards may be granted pursuant to the 2015 Plan. As of March 31, 2026, a total of 176,340 options are outstanding under the 2015 Plan. As of December 31, 2025, a total of 9 and 179,755 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 199 inducement options were outstanding as of March 31, 2026 and December 31, 2025.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2025	179,963	$14.65	$—
Options forfeited	(3,415)	2.95	—
Outstanding — Balance at March 31, 2026	176,548	$14.84	$—
Vested and expected to vest — March 31, 2026	168,849	$15.38	$—
Exercisable — March 31, 2026	130,960	$18.89	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of March 31, 2026, there was $92,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.2 years.

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

There were no option grants during the three months ended March 31, 2026 and 2025.

The Company recognized $15,000 and $78,000 of compensation expense for stock options awards during the three months ended March 31, 2026 and 2025, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allowed eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provided for six-month offering periods, and at the end of each offering period, employees were able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. The ESPP provided for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of March 31, 2026, 10,560 shares had been issued under the ESPP. The Company recorded $0 and $3,000 of ESPP related compensation expense during the three months ended March 31, 2026 and 2025, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three months ended March 31, 2026 and 2025. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

During the three months ended March 31, 2026, there were no material changes to the Company’s uncertain tax positions.

The Company is currently not under an income tax audit for federal or state purposes.

13. Commitments and Contingencies

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

On March 6, 2025, a complaint was filed in the Superior Court of the State of California for the County of San Francisco by the Center for Environmental Health, a non-profit corporation (the "plaintiff"), against approximately 28 named companies, including several major retailers and manufacturers such as Walmart, Whole Foods Market, Smart & Final Stores, and Raleys, as well as many companies that manufacture and market coconut water products, including the Company, alleging violations of the California Safe Drinking Water and Toxic Enforcement Act, known as Proposition 65. Proposition 65 requires, among other things, that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. The complaint contends that the defendants violated Proposition 65 by knowingly and intentionally exposing individuals in California to Bisphenol A ("BPA") in coconut water containers. The complaint states that the plaintiff's claims against the Company are limited to the Company's coconut water products packaged in cans, but the complaint also alleges that exposure to BPA occurs when individuals consume coconut water in cartons and other containers. On May 23, 2025, the plaintiff amended the complaint to name additional retailers, manufacturers and/or companies that market coconut water products. The complaint seeks injunctive relief, including an injunction prohibiting defendants from offering coconut water products sold in California without either reducing the BPA level in the product such that no Proposition 65 warnings are required or providing prior clear and reasonable warnings, and civil penalties. On July 22, 2025, the Company filed an answer to the complaint, denying liability and asserting a number of affirmative defenses. The parties have commenced discovery. The Company intends to vigorously defend itself against the claims.

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

14. Segment Reporting

The Company has one operating and reportable segment, which derives revenue primarily from the sale of Zola coconut water. The Company's Chief Executive Officer is the Company’s chief operating decision maker ("CODM"). The CODM uses net (loss) income for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on consolidated net (loss) income (from continuing operations) as reported on the consolidated statements of operations and comprehensive (loss) income. The CODM considers budget-to-actual variances on a monthly basis for net (loss) income when making decisions. Segment assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.

Information about the Company’s segment operations are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$1,100	$1,200
Product COGS	(700)	(569)
Other Adjustments	—	(113)
Human capital and technology	(411)	(464)
Corporate expenses	(244)	(402)
Advertising and marketing	(4)	(11)
Outside services	(215)	(589)
Depreciation	(8)	(13)
Other SG&A	(297)	(259)
Interest income	5	207
Loss on January 2026 Inducement Offer	(2,877)	—
Change in fair value of common stock warrant and option liabilities	1,191	1,862
Issuance and offering costs	(421)	—
Other segment items	(1,504)	1,750
Net (loss) income from continuing operations	$(4,385)	$2,599

Other segment items during the three months ended March 31, 2026 consist of other loss, net. Other segment items during the three months ended March 31, 2025 consist of research and development expenses, gain on sale of intangible assets, impairment of property and equipment, change in fair value of contingent consideration, and other income.

15. Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards, warrants and options. Diluted net (loss) income per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. Dilutive securities are not included in the computation of net (loss) income per share when the impact would be anti-dilutive.

	For the Three Months Ended March 31,
	2026	2025
Net income (loss) per share - Basic
Numerator:
Net income (loss) attributable to common stockholders	$(4,385)	$2,599
Denominator:
Weighted average number of common shares outstanding	2,082,887	1,366,060
Basic net income (loss) per share attributable to common stockholders:	$(2.11)	$1.90
Net income (loss) per share - Diluted
Numerator:
Net income (loss) attributable to common stockholders	$(4,385)	$2,599
Denominator:
Weighted average number of common shares outstanding	2,082,887	1,366,060
Effect of dilutive stock options	—	143
Effect of dilutive warrants	—	—
Weighted average number of common shares outstanding - diluted	2,082,887	1,366,203
Diluted net income (loss) per share attributable to common stockholders:	$(2.11)	$1.90

Securities that were not included in the diluted per share calculation because they would be anti-dilutive were 2.0 million as of the three months ended March 31, 2026.

16. Subsequent Events

Management has evaluated subsequent events through May 14, 2026, the date that the condensed consolidated financial statements were issued and determined there were no material subsequent events that require recognition or disclosure.

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

Tariffs

Commencing in April 2025, the U.S. government announced and imposed a series of reciprocal tariffs on most U.S. trading partners in reliance on the International Economic Emergency Powers Act, or IEEPA. Effective August 7, 2025, the U.S. government implemented a 19% reciprocal tariff rate on goods originating from Thailand, where our coconut water is sourced and processed. In October 2025, the United States and Thailand reached a preliminary framework agreement on reciprocal trade, which maintains a 19% rate while identifying certain product categories that may be eligible for a zero percent reciprocal tariff rate, including 100% pure coconut water, which accounted for approximately 85% of our Zola net sales in 2025.

On February 20, 2026, the U.S. Supreme Court ruled that the use of the IEEPA to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs announced in April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal or statutory authorities. Following the decision, the administration signed a new executive order to impose new duties and announced a 10% global tariff on imports entering the United States (subject to certain exceptions) under Section 122 of the Trade Act of 1974, which provides for tariffs up to 15% for a period of up to 150 days unless extended by Congress. The administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. As a result, substantial uncertainty remains regarding future tariff rates and the countries and products to which such tariffs would apply. We continue to evaluate the potential impact of these tariffs on our cost of goods sold, including opportunities for product classification optimization under applicable Harmonized Tariff Schedule codes. Together with our customs brokers, logistics partners, and importers of record, we have begun taking steps to seek refunds of duties paid under the invalidated IEEPA tariffs, although the process is in its early stages and the timing and ultimate recoverability of any such refunds remain uncertain.

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

Components of Our Statements of Operations Data

Revenues

Product revenues

Product revenues consist primarily of sales of Zola. We recognize revenue from product sales when control of the product is transferred to third-party distributors and retailers, collectively “our customers,” which generally occurs upon delivery. Revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

Operating Expenses

Cost of revenues

Cost of revenues relate to the sale of Zola products and consists of product and freight costs. Adjustments or write-downs to inventory are also included in cost of revenues.

Gain on sale of intangible assets

Gain on sale of intangible assets consists of the gain on sale of our reduced gluten and oxidative stability patent portfolios in 2025.

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

Other loss, net

Other loss, net consists primarily of unrealized loss recognized subsequent to the receipt of the AFII common stock.

Loss on January 2026 Inducement Offer

Loss on January 2026 Inducement Offer includes the initial fair value of preferred investment options issued in connection with the induced exercise of existing warrants and options at a lower exercise price and the increase in fair value related to the reduction in exercise price of such warrants and options.

Change in the estimated fair value of common stock warrant and option liabilities

Change in the estimated fair value of common stock warrant and option liabilities is comprised of the fair value remeasurement of the liabilities associated with our financing transactions.

Issuance and offering costs

Issuance and offering costs include placement agent, legal, advisory, accounting and filing fees related to the January 2026 Inducement Offer.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		$ Change	% Change
	2026	2025
	(In thousands except percentage)
Revenues:
Product	$1,100	$1,200	$(100)	(8)%
Total revenues	1,100	1,200	(100)	(8)%
Operating expenses (income):
Cost of revenues	700	682	18	3%
Gain on sale of intangible assets	—	(750)	750	100%
Change in fair value of contingent consideration	—	(1,000)	1,000	100%
Selling, general and administrative	1,179	1,738	(559)	(32)%
Total operating expenses	1,879	670	1,209	180%
(Loss) Income from continuing operations	(779)	530	(1,309)	(247)%
Interest income	5	207	(202)	(98)%
Other loss, net	(1,504)	—	(1,504)	(100)%
Loss on January 2026 Inducement Offer	(2,877)	—	(2,877)	(100)%
Change in fair value of common stock warrant and option liabilities	1,191	1,862	(671)	(36)%
Issuance and offering costs	(421)	—	(421)	(100)%
Net (loss) income attributable to common stockholders	$(4,385)	$2,599	$(6,984)	(269)%

Revenues

Product revenues, which consisted 100% of Zola, decreased $100,000, or 8%, during the three months ended March 31, 2026 compared to the same period in 2025 driven primarily by a revenue reserve release of approximately $193,000 in 2025 that was absent in 2026.

Cost of revenues

Cost of revenues increased $18,000, or 3%, during the three months ended March 31, 2026 compared to the same period in 2025 driven primarily by the increase in Zola volume, which increased product costs and freight expenses.

Gain on sale of intangible assets

During the three months ended March 31, 2025, the Company realized a gain of $750,000 related to the sale of our reduced gluten and oxidative stability patent portfolios. There was no such gain recognized during the three months ended March 31, 2026.

Change in fair value of contingent consideration

During the three months ended March 31, 2025, the change in the fair value of contingent consideration was due to the gain of $1.0 million associated with the reduction of our contingent liability as the result of a decision to abandon one of two remaining programs with respect to which a contingent liability was previously accrued. See Note 13 to the condensed consolidated financial statements for details. There was no change in fair value of contingent consideration during the three months ended March 31, 2026.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $559,000 during the three months ended March 31, 2026 compared to the same period in 2025, driven primarily by the absence of M&A fees and lower employee costs in 2026.

Interest income

During the three months ended March 31, 2026, the Company recognized interest income of $5,000. During the three months ended March 31, 2025, the Company recognized interest income of $207,000, of which $180,000 was related to discount amortization and accrued interest on the promissory note from Above Food.

Other loss, net

During the three months ended March 31, 2026, the Company recognized other loss, net of $1.5 million, primarily driven by an unrealized loss recognized subsequent to the receipt of the AFII common stock. There was no such loss recognized during the three months ended March 31, 2025.

Loss on January 2026 Inducement Offer

Loss on January 2026 Inducement Offer was $2.9 million during the three months ended March 31, 2026 and includes the initial fair value of preferred investment options issued in connection with the induced exercise of existing warrants and options at a lower exercise price and the increase in fair value related to the reduction in exercise price of such warrants and options. There was no such loss recognized during the three months ended March 31, 2025.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $1.2 million and $1.9 million during the three months ended March 31, 2026 and 2025, respectively, related to the change in the estimated fair value of the liability classified preferred investment options issued in connection with the January 2026 Inducement Offer, March 2023 PIPE and August 2022 Registered Direct Offering financing transactions.

Issuance and offering costs

Issuance and offering costs were $421,000 during the three months ended March 31, 2026 and consist of placement agent, legal, advisory, accounting and filing fees related to the January 2026 Inducement Offer. There were no such costs recognized during the three months ended March 31, 2025.

Seasonality

The coconut water category, similar to other beverages, is seasonal. Generally, sales volumes are highest during our second and third fiscal quarters when the weather is warmer.

Liquidity & Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations. As of March 31, 2026, we had cash and cash equivalents of $1.0 million. For the three months ended March 31, 2026, the Company had net loss of $4.4 million and net cash used in operations of $1.1 million. For the twelve months ended December 31, 2025, the Company had net loss of $2.3 million and net cash used in operations of $4.7 million.

As discussed in Note 6 to the condensed consolidated financial statements, Above Food did not make the first $2.0 million principal payment plus accrued interest on the promissory note given by Above Food to the Company ("Promissory Note") pursuant to the asset purchase agreement between the Company and Above Food relating to the sale of the GoodWheat brand and related assets to Above Food in May 2024, and substantial doubt exists whether Above Food will make any cash payments with respect to the Promissory Note. Failure to make the first cash principal payment due under the Promissory Note had a material adverse effect on the Company's cash resources and financial position. In addition, although as described in Note 6, approximately 2.7 million shares of Above Food's parent company AFII ("Parent Shares") have been issued to the Company pursuant to a notice previously delivered by the Company, uncertainty exists regarding whether additional Parent Shares will be issued in satisfaction of Above Food's other obligations under the Promissory Note, when any Parent Shares will be able to be freely resold pursuant to Rule 144 or otherwise, or the amount of net proceeds to Arcadia that might result from a sale of any such Parent Shares.

Going Concern; Material Cash Requirements

We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern, and the audit opinion on our 2025 audited consolidated financial statements includes a going concern explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will require additional funding in the near term to fund our business and the marketing and sale of our products and to provide working capital to fund other aspects of our business. As noted above, Above Food defaulted on its obligations to pay us amounts due under its Promissory Note to the Company, including the first installment of the Promissory Note due May 14, 2025, and substantial doubt exists whether or when Above Food will be able to make any cash payments with respect to the Promissory Note, or whether additional Parent Shares may be issued to us in satisfaction of Above Food's obligations under the Promissory Note. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. We may seek to raise additional funds through debt or equity financings. Any sale of additional equity would result in dilution, and could result in material dilution, to our stockholders. In addition, if we are able to sell shares of AFII, the net proceeds from sales of AFII shares may provide a source of funding. However, the AFII shares are restricted securities, and it is not clear when the requirements of Rule 144 will be satisfied so as to permit a public sale of such shares. In addition, removal of restrictive legends applicable to the shares also requires action by the issuer and its transfer agent in order to remove the legends and facilitate the public resale of the shares. Moreover, the market price of AFII common stock is very volatile. If from time to time in the future Arcadia seeks to sell the AFII shares that it holds, there are no assurances regarding the amount of net proceeds to Arcadia that might result from such sales. If we sought to raise funds through debt financing transactions, our incurrence of debt would result in debt service obligations, and the instruments governing our debt could provide for additional operating and financing covenants that would restrict our operations. We are also evaluating strategic alternatives and may seek to enter into strategic alternative transactions. If we are not able to secure adequate additional funding, we will be forced to further reduce our spending, extend payment terms with our suppliers, liquidate assets, or initiate dissolution and liquidation or bankruptcy proceedings. Any of these actions would have a material adverse effect on our business, results of operations and financial condition.

As noted above, through December 31, 2025, we have incurred substantial losses. We will be required to obtain additional cash resources in the near term in order to support our operations and activities. The availability of required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are or could become involved could adversely affect our liquidity and financial position. No assurance can be given as to the timing or ultimate success of obtaining future funds. If we are not able to obtain additional required equity or debt funding, our cash resources would be significantly limited and could become depleted, and we could be required to materially reduce or suspend operations or seek dissolution and liquidation, or bankruptcy protection. In the event of dissolution and liquidation proceedings or bankruptcy proceedings, the creditors of Arcadia would have first claim on the value of the assets of Arcadia which, other than remaining cash, would most likely be liquidated in one or more transactions or a bankruptcy sale, and the common stock of Arcadia likely would have little or no value. Arcadia can give no assurance as to the magnitude of the net proceeds of such a sale and whether such proceeds and available cash would be sufficient to satisfy Arcadia’s obligations to its creditors, let alone to permit any distribution to its equity holders.

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Current assets	$5,169	$6,356
Current liabilities	1,365	2,059
Working capital surplus	$3,804	$4,297

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(1,099)	$(1,588)
Investing activities	—	500
Financing activities	1,794	5
Net increase (decrease) in cash	$695	$(1,083)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2026, was $1.1 million. With respect to our net loss of $4.4 million, non-cash gain of $1.2 million related to the change in fair value of common stock warrant and option liabilities and adjustments in our working capital accounts of $382,000 were offset by issuance and offering costs of $421,000, loss on January 2026 Inducement Offer of $2.9 million, depreciation of $8,000, unrealized loss on AFII common stock subsequent to receipt of $1.5 million, and stock-based compensation of $15,000.

Cash used in operating activities for the three months ended March 31, 2025, was $1.6 million. With respect to our net income of $2.6 million, non-cash charge including the change in fair value of common stock warrant and option liabilities of $1.9 million, change in fair value of contingent consideration of $1.0 million, amortization of note receivable discount of $69,000, a gain on sale of intangible assets of $750,000, adjustments in our working capital accounts of $582,000, and operating lease payments of $119,000 were offset by $13,000 of depreciation, $104,000 of lease amortization and $78,000 of stock-based compensation.

Cash flows from investing activities

There was no cash provided by investing activities for the three months ended March 31, 2026.

Cash provided by investing activities for the three months ended March 31, 2025 consisted of proceeds from the sale of intangible assets of $500,000.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2026 consisted of gross proceeds from the January 2026 Inducement Offer of $2.1 million, which was offset by related payments of transaction costs of $288,000.

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

We consider our critical accounting estimates to be revenue recognition, determination of the provision for income taxes, fair value of preferred investment options, and allowance for credit losses.

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

In connection with our chief executive officer’s and chief financial officer’s review of the disclosure controls and procedures for our Annual Report on Form 10-K for the year ended December 31, 2025, our management concluded that there was a material weakness in our disclosure controls and procedures as described below. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, as a result of the material weaknesses in our internal control over financial reporting as described below. Notwithstanding these material weaknesses, management concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our evaluations for the year ended December 31, 2025, and for the three months ended March 31, 2026, we identified material weaknesses in our internal control over financial reporting related to: (a) insufficient segregation of duties in the financial statement close process; and (b) insufficient information system controls, including access and change management controls. The Company’s employee headcount has been reduced, resulting in insufficient personnel to maintain proper segregation of duties, which impacts the effectiveness of business processes as well as information systems controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Please refer to Note 13 included in Part I, "Item 1. Notes to Condensed Consolidated Financial Statements" for a discussion of legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our sales of unregistered securities during the quarter ended March 31, 2026, has previously been reported in Current Reports on Form 8-K that we filed during that quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Form of Preferred Investment Option	8-K	001-37383	4.1	1/14/2026

4.2	Form of Placement Agent Preferred Investment Option	8-K	001-37383	4.4	1/14/2026

10.1	Form of Inducement Letter Agreement dated January 9, 2026	8-K	001-37383	10.1	1/14/2026

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (and contained in Exhibit 101)					X

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

Arcadia Biosciences, Inc.

May 14, 2026	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President, Chief Executive Officer and Interim Chief Financial Officer