Form 10-Q
period 2026-06-30
Arcadia Biosciences, Inc.
filed 2026-08-13
CIK 1469443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 2,409,211 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,178	$259
Short-term investments	—	4,304
Accounts receivable and other receivables, net of allowance for credit loss of $559 as of June 30, 2026 and December 31, 2025	559	425
Inventories	930	1,212
Prepaid expenses and other current assets	72	156
Total current assets	5,739	6,356
Property and equipment, net	—	8
Intangible assets, net	39	39
Other noncurrent assets	115	143
Total assets	$5,893	$6,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,383	$1,789
Other current liabilities	263	270
Total current liabilities	1,646	2,059
Common stock warrant and option liabilities	3,614	347
Total liabilities	5,260	2,406
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 2,181,715 and 1,373,120 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	66	65
Additional paid-in capital	292,435	285,292
Accumulated deficit	(291,868)	(281,217)
Total stockholders' equity	633	4,140
Total liabilities and stockholders’ equity	$5,893	$6,546

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product	$1,443	$1,455	$2,543	$2,655
Total revenues	1,443	1,455	2,543	2,655
Operating expenses (income):
Cost of revenues	812	824	1,512	1,506
Research and development	—	9	—	9
Gain on sale of intangible assets	—	—	—	(750)
Change in fair value of contingent consideration	—	(1,000)	—	(2,000)
Selling, general and administrative	1,127	2,123	2,306	3,861
Total operating expenses	1,939	1,956	3,818	2,626
(Loss) Income from continuing operations	(496)	(501)	(1,275)	29
Interest income	2	9	7	216
Credit loss	—	(4,489)	—	(4,489)
Other (loss) income, net	(2,781)	1,071	(4,285)	1,071
Loss on January 2026 Inducement Offer	—	—	(2,877)	—
Valuation loss on June 2026 PIPE	(5,423)	—	(5,423)	—
Change in fair value of common stock warrant and option liabilities	3,083	(548)	4,274	1,314
Issuance and offering costs	(651)	—	(1,072)	—
Net loss attributable to common stockholders	$(6,266)	$(4,458)	$(10,651)	$(1,859)
Net loss per share attributable to common stockholders:
Basic	$(2.09)	$(3.26)	$(4.19)	$(1.36)
Diluted	$(2.09)	$(3.26)	$(4.19)	$(1.36)
Weighted-average number of shares used in per share calculations:
Basic	2,992,555	1,367,040	2,540,234	1,366,553
Diluted	2,992,555	1,367,040	2,540,234	1,366,553

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	1,373,120	$65	$285,292	$(281,217)	$4,140
Issuance of shares related to common stock warrants and preferred investment options exercise	683,764	1	3,114	—	3,115
Stock-based compensation	—	—	15	—	15
Net loss	—	—	—	(4,385)	(4,385)
Balance at March 31, 2026	2,056,884	$66	$288,421	$(285,602)	$2,885
Issuance of June 2026 Pre-Funded Warrants	—	—	4,000	—	4,000
Issuance of shares related to common stock warrants and preferred investment options exercise	124,831	—	—	—	—
Stock-based compensation	—	—	14	—	14
Net loss	—	—	—	(6,266)	(6,266)
Balance at June 30, 2026	2,181,715	$66	$292,435	$(291,868)	$633

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	1,364,940	$65	$285,036	$(278,878)	$6,223
Issuance of shares related to employee stock purchase plan	2,100	—	5	—	5
Stock-based compensation	—	—	78	—	78
Net income	—	—	—	2,599	2,599
Balance at March 31, 2025	1,367,040	$65	$285,119	$(276,279)	$8,905
Stock-based compensation	—	—	86	—	86
Net loss	—	—	—	(4,458)	(4,458)
Balance at June 30, 2025	1,367,040	$65	$285,205	$(280,737)	$4,533

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,651)	$(1,859)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(4,274)	(1,314)
Change in fair value of contingent consideration	—	(2,000)
Issuance and offering costs	1,072	—
Valuation loss on June 2026 PIPE	5,423	—
Loss on January 2026 Inducement Offer	2,877	—
Depreciation	8	28
Lease amortization	—	117
Amortization of note receivable	—	(69)
Gain on sale of intangible assets	—	(750)
Gain on receipt of Above Food Ingredients, Inc. common stock	—	(1,067)
Unrealized loss subsequent to receipt of Above Food Ingredients, Inc. common stock	4,304	—
Stock-based compensation	29	164
Credit loss	—	4,489
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(134)	(417)
Inventories	282	(585)
Prepaid expenses and other current assets	84	544
Other noncurrent assets	—	(56)
Accounts payable and accrued expenses	(431)	(630)
Amounts due to related parties	—	(30)
Other current liabilities	(7)	(57)
Operating lease liabilities	—	(129)
Net cash used in operating activities	(1,418)	(3,621)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets	—	750
Net cash provided by investing activities	—	750
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from June 2026 PIPE	4,000	—
Payments of offering costs relating to June 2026 PIPE	(395)	—
Proceeds from January 2026 Inducement Offer	2,082	—
Payments of offering costs relating to January 2026 Inducement Offer	(350)	—
Proceeds from ESPP purchases	—	5
Net cash provided by financing activities	5,337	5
Net increase (decrease) in cash and cash equivalents	3,919	(2,866)
Cash and cash equivalents — beginning of period	259	4,242
Cash and cash equivalents — end of period	$4,178	$1,376
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued legal fees included in offering costs related to June 2026 PIPE	$55	$—
Preferred investment options issued to placement agent and included in offering costs related to June 2026 PIPE	$201	$—
Preferred investment options issued to placement agent and included in offering costs related to January 2026 Inducement Offer	$71	$—
Warrant and option modifications included in Loss on January 2026 Inducement Offer	$555	$—
Fair value of Above Food Ingredients, Inc. common stock received	$—	$3,067

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

On March 28, 2025, Arcadia entered into an agreement with Bioceres Crop Solutions Corp. ("BIOX") pursuant to which BIOX agreed to transfer to the Company all rights and materials relating to certain soy traits that were included in licenses granted by the Company to BIOX in the November 2020 sale of Verdeca. In addition, BIOX agreed to pay a total of $750,000 to the Company. The Company agreed to transfer to BIOX all of the Company's granted patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, the parties agreed to amend a previous agreement between the parties to eliminate any obligation to pay the Company future product royalties under the agreement. The Company recorded a gain of $750,000 on the condensed consolidated statement of operations and comprehensive loss related to this transaction as the patents, pending applications and future product royalties have no carrying value. As of June 30, 2026, the Company has received the full payment of $750,000.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of June 30, 2026, the Company had an accumulated deficit of $291.9 million and cash and cash equivalents of $4.2 million. For the six months ended June 30, 2026, the Company had net loss of $10.7 million and net cash used in operations of $1.4 million. For the twelve months ended December 31, 2025, the Company had net loss of $2.3 million and net cash used in operations of $4.7 million.

With cash and cash equivalents of $4.2 million as of June 30, 2026, the Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Inventory

Inventory costs are tracked on a lot-identified basis and are included as cost of revenues when sold. Inventories are stated at the lower of cost and net realizable value. The Company makes adjustments to inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels, or other factors. Additional adjustments to inventory are made for excess and slow-moving inventory on hand that is not expected to be sold within a reasonable timeframe to reduce the carrying amount to its estimated net realizable value. The write-downs to inventory are included in cost of revenues and are based upon estimates about future demand from the Company’s customers and distributors and market conditions. If there are significant changes in demand and market conditions, substantial future write-downs of inventory may be required, which would materially increase the Company’s expenses in the period in which the write-down is recognized and materially affect the Company’s operating results.

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$424	$257
Finished goods	506	955
Inventories	$930	$1,212

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Software and computer equipment	$291	$291
Furniture and fixtures	32	32
Leasehold improvements	1,584	1,584
Property and equipment, gross	1,907	1,907
Less: accumulated depreciation and amortization	(1,907)	(1,899)
Property and equipment, net	$—	$8

Depreciation expense was $0 and $8,000 for the three and six months ended June 30, 2026, respectively. Depreciation expense was $15,000 and $28,000 for the three and six months ended June 30, 2025, respectively.

5. Investments and Fair Value Instruments

Investments

The Company classified its investments in corporate securities of AFII as short-term investments. The investments were carried at fair value, based on quoted market prices. Realized and unrealized gains and losses are recognized in other loss, net on the consolidated statements of operations and comprehensive loss.

As of June 30, 2026, the fair value of the AFII common stock was $0. As of June 30, 2026, the Company continued to hold approximately 2.7 million shares of AFII common stock. During the three and six months ended June 30, 2026, the Company recognized unrealized losses of approximately $2.8 million and $4.3 million, respectively, related to these shares, which are included in other loss, net in the condensed consolidated statements of operations and comprehensive loss. The decline primarily resulted from the decrease in AFII’s quoted market price, including the suspension of trading on Nasdaq and subsequent quotation of the securities on the OTC market. The shares remain restricted securities subject to limitations on resale under Rule 144, and the timing and amount of proceeds that may ultimately be realized from their sale remain uncertain.

Fair Value Measurement

The fair value of the investment securities at June 30, 2026 and December 31, 2025 was as follows:

Fair Value Measurements at June 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Short-term investments:
Corporate securities	$—	$—	$—	$—
Total Assets at Fair Value	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Short-term investments:
Corporate securities	$4,304	$—	$—	$4,304
Total Assets at Fair Value	$4,304	$—	$—	$4,304

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2026 and 2025. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and other receivables, accounts payable and accrued liabilities. For short-term investments, accounts receivable and other receivables and accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2026 and December 31, 2025 were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value.

The Company’s Level 3 liabilities consist of preferred investment options related to the June 2026 Private Placement, January 2026 Inducement Offer, March 2023 Private Placement and August 2022 Registered Direct Offering.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions as of June 30, 2026 and December 31, 2025:

	June 2026 Options - Series A-1 & June 2026 Placement Agent Options		June 2026 Options - Series A-2		January 2026 Options & January 2026 Placement Agent Options		March 2023 Options - Series A & March 2023 Placement Agent Options		August 2022 Options & August 2022 Placement Agent Options
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Remaining term (in years)	5.25	—	2.08	—	2.17	—	1.63	2.13	1.17	1.67
Expected volatility	93.9%	—	101.8%	—	102.9%	—	106.2%	100.6%	93.1%	107.2%
Risk-free interest rate	4.2%	—	4.1%	—	4.1%	—	4.1%	3.5%	4.0%	3.5%
Expected dividend yield	—	—	—	—	—	—	—	—	—	—

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

The following table sets forth the establishment of the Company’s Level 3 assets and liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	June 2026 Options - Series A-1	June 2026 Options - Series A-2	June 2026 Placement Agent Options	January 2026 Options	January 2026 Placement Agent Options	March 2023 Options - Series A	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Note Receivable Bifurcated Derivatives	Total
Balance as of December 31, 2025	$—	$—	$—	$—	$—	$291	$12	$43	$1	$—	$347
Initial recognition	3,055	2,369	201	2,321	71	—	—	—	—	—	8,017
Change in fair value - quarterly remeasurement	(1,189)	(1,079)	(80)	(1,994)	(62)	—	(12)	—	—	—	(4,416)
Change in fair value - immediately before modification	—	—	—	—	—	124	—	17	—	—	141
Change in fair value - immediately after modification	—	—	—	—	—	457	—	83	—	—	540
Options exercise	—	—	—	—	—	(872)	—	(143)	—	—	(1,015)
Balance as of June 30, 2026	$1,866	$1,290	$121	$327	$9	$—	$—	$—	$1	$—	$3,614

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

In connection with the transaction, Arcadia received a $6.0 million promissory note dated May 14, 2024 (the "Promissory Note"). The Promissory Note has a term of three years and accrues interest at the Wall Street Journal prime rate. On each of the first, second and third anniversaries of the Promissory Note, accrued interest and $2.0 million of principal are payable to Arcadia. The Promissory Note contains contingent features, including an option that, if exercised, requires Above Food to issue, or if Above Food became a wholly-owned subsidiary of a company with shares listed on a national securities exchange, then to cause such parent public company to issue and register shares of such company ("Parent Shares") as a prepayment of the final installment payment of the Promissory Note, as well as default provisions. In June 2024, Above Food became a wholly-owned subsidiary of AFII, a Canadian company and foreign private issuer whose shares were then listed on the Nasdaq Capital Market.

The Company accounted for the Promissory Note as a note receivable in accordance with ASC 310. The Company did not elect the fair value option and since the Company intended to and had the ability to hold the Promissory Note to maturity, it was previously classified as held for investment and was reported on the condensed consolidated balance sheets at amortized cost.

The Promissory Note was recorded at a discount of $545,000, which was to be amortized over the term of the Promissory Note using the effective interest method. The Company recognized discount amortization of $0 and $69,000 in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025, respectively. The Company recognized interest of $0 and $111,000 in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025, respectively. There was no discount or interest recognized in 2026.

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

As of the date that these financial statements were issued, substantial doubt exists regarding whether additional Parent Shares may be issued in satisfaction of Above Food's other obligations under the Promissory Note. In light of the above uncertainties, the Company previously recorded a credit loss for the full $4.0 million principal amount remaining after issuance of shares pursuant to the Notice, plus accrued interest, as of June 30, 2025.

Embedded Derivatives

The contingent features of the Promissory Note were evaluated for bifurcation in accordance with ASC 815. The contingent features requiring bifurcation had an estimated fair value of $250,000 as of the transaction date and $0 as of June 30, 2026. The estimated fair value of the contingent features was previously reported in note receivable – noncurrent on the condensed consolidated balance sheet.

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

8. Leases

Operating Leases

As of June 30, 2026, the Company leases office space in Dallas, TX. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis.

Lease Cost	Classification	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating lease cost	SG&A Expenses	$—	$10	$—	$129
Short term lease cost	SG&A Expenses	—	1	—	4
Sublease income (1)	SG&A Expenses	—	—	—	(143)
Net lease (income) cost		$—	$11	$—	$(10)

(1)
Sublease income is recorded as a reduction to lease expense.

9. Financing

June 2026 Private Placement

In June 2026, the Company issued in a private placement offering (the “June 2026 Private Placement") pursuant to a securities purchase agreement (i) pre-funded warrants (the "June 2026 Pre-Funded Warrants") to purchase up to 3,883,496 shares of common stock of the Company, (ii) Series A-1 preferred investment options (the “Series A-1 Investment Options”) to purchase up to a total of 3,883,496 shares of common stock, and (iii) Series A-2 preferred investment options (the “Series A-2 Investment Options” and together with the Series A-1 Investment Options, the “June 2026 Options”) to purchase up to a total of 3,883,496 shares of common stock, and raised total gross proceeds of $4.0 million. Each Pre-Funded Warrant sold in the June 2026 Private Placement is exercisable for one share of common stock at an exercise price of $0.0001 per share, is immediately exercisable, and will not expire until fully exercised. The Series A-1 Investment Options have an exercise price of $0.91 per share, will be exercisable on and after the Stockholder Approval Date and will expire five years after the Stockholder Approval Date. The Series A-2 Investment Options are exercisable immediately upon issuance, will expire 24 months following the effective date of the registration statement filed by the Company to register the resale of the common stock issuable upon exercise of the June 2026 Pre-Funded Warrants and June 2026 Options, which was declared effective on July 8, 2026, and have an exercise price of $0.91 per share. In addition, the Company granted to a placement agent preferred investment options (the “June 2026 Placement Agent Options”) to purchase 271,845 shares of common stock. The June 2026 Placement Agent Options have substantially the same terms as the Series A-1 Investment Options with the exception of an exercise price of $1.2875.

Under the terms of the Pre-Funded Warrants, Investment Options and Placement Agent Investment Options, a holder (together with its affiliates) may not exercise any portion of the Pre-Funded Warrant, Investment Option or Placement Agent Investment Option (as applicable) to the extent that the holder would beneficially own more than 4.99% (or 9.99% at the election of the holder) of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99%, provided that any such increase shall be effective upon 61 days’ prior notice to the Company.

The June 2026 Options and June 2026 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model on June 12, 2026, the closing date of the June 2026 Private Placement, with the following assumptions for the Series A-1 Investment Options: volatility of 93.74%, stock price of $1.03 and risk-free rate of 4.23%. The following assumptions were utilized for the Series A-2 Investment Options: volatility of 103.68%, stock price of $1.03 and risk-free rate of 4.09%. The estimated fair value of the liability-classified June 2026 Options issued was $5.4 million. The estimated fair value of June 2026 Options was subsequently remeasured at June 30, 2026 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive loss.

The estimated fair value of the June 2026 Pre-Funded Warrants was $4.0 million. The total estimated fair value of the June 2026 Pre-Funded Warrants and June 2026 Options as of June 12, 2026 exceeded the gross proceeds of the June 2026 Private Placement by $5.4 million and this amount was recognized in Valuation loss on June 2026 PIPE on the condensed consolidated statements of operations and comprehensive loss.

The June 2026 Placement Agent Options were issued for services performed by the placement agent as part of the June 2026 Private Placement and were treated as offering costs. The value of the June 2026 Placement Agent Options was $201,000, calculated using the Black-Scholes Model. The Company incurred additional offering costs totaling $450,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the June 2026 Private Placement. All offering costs were allocated to the liability classified options and expensed.

January 2026 Inducement Offer

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

Pursuant to the Inducement Letters, the Participating Holders agreed to exercise for cash the Existing Warrants and Options at a reduced exercise price of $2.575 per share, in consideration for the Company’s agreement to issue new unregistered preferred investment options (the “New Options”) to purchase up to 1,617,190 shares of common stock. The New Options have an exercise price of $2.325 per share, are exercisable immediately upon issuance, and expire on the date that is 30 months following the effective date of the Resale Registration Statement described below (the “Option Termination Date”). In addition, the Company granted to a placement agent preferred investment options (the “January 2026 Placement Agent Options”) to purchase 56,602 shares of common stock. The January 2026 Placement Agent Options have substantially the same terms as the New Options with the exception of an exercise price of $3.2188 per share, and have a term expiring on the Option Termination Date. The modification of the Existing Warrants and Options resulted in an increase in fair value of $555,000, of which $540,000 of the increase in fair value was related to the March 2023 and August 2022 liability classified options. The increase in fair value related to the modification of the Existing Warrants and Options was recognized in Loss on January 2026 Inducement Offer on the condensed consolidated statements of operations and comprehensive loss.

The New Options and January 2026 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model with the following assumptions to determine initial fair value: volatility of 98.04%, stock price of $2.43, risk-free rate of 3.57%, expected term of 2.5 years. The fair value of the New Options of $2.3 million was recognized in Loss on January 2026 Inducement Offer on the condensed consolidated statements of operations and comprehensive loss given that it was issued in connection with the induced exercise of the Existing Warrants and Options.

The January 2026 Placement Agent Options were issued for services performed by the placement agent as part of the January 2026 Inducement Offer and were treated as offering costs. The value of the January 2026 Placement Agent Options was $71,000, calculated using the Black-Scholes Model. The Company incurred additional offering costs totaling $350,000 that consist of direct incremental legal, advisory, accounting and filing fees relating to the January 2026 Inducement Offer. All offering costs were expensed as of the issuance date.

10. Warrants and Options

Equity Classified Common Stock Warrants

The Company issued the following warrants to purchase shares of its common stock, which are outstanding as of June 30, 2026 and December 31, 2025, respectively. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Outstanding at December 31, 2025	Issued during the Six Months Ended June 30, 2026	Exercised during the Six Months Ended June 30, 2026	Expired during the Six Months Ended June 30, 2026	Outstanding at June 30, 2026
June 2026 Pre-Funded Warrants	June 2026	perpetual	$—	—	3,883,496	—	—	3,883,496
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	1,000	—	—	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	1,000	—	—	—	1,000
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	9,846	—	—	—	9,846
December 2020 Warrants (2)	December 2020	5.5 years	$9.00	16,367	—	(16,367)	—	—
December 2020 Warrants	December 2020	5.5 years	$120.00	49,100	—	—	(49,100)	—
July 2020 Warrants (2)	July 2020	5.5 years	$9.00	16,036	—	—	(16,036)	—
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	802	—	—	(802)	—
January 2021 Warrants (2)	January 2021	5.5 years	$9.00	7,831	—	(7,831)	—	—
January 2021 Warrants	January 2021	5.5 years	$125.20	90,629	—	—	—	90,629
Total				192,611	3,883,496	(24,198)	(65,938)	3,985,971

(1) The Company issued service and performance warrants (“Service and Performance Warrants”) in connection with professional services agreements with non-affiliated third party entities.

(2) These warrants were repriced as part of the March 2023 Private Placement.

Liability Classified Preferred Investment Options

The preferred investment options issued in connection with the June 2026 Private Placement, January 2026 Inducement Offer, March 2023 Private Placement and August 2022 Registered Direct Offering contain certain early settlement provisions that preclude them from equity classification and therefore were accounted for as liabilities at the date of issuance and are adjusted to fair value at each balance sheet date. The change in fair value of the options liabilities is recorded as change in fair value of common stock warrant and option liabilities in the condensed consolidated statements of operations and comprehensive loss. The key terms and activity of the liability classified preferred investment options are summarized as follows:

	Issuance Date	Term	Exercise Price Per Share	Outstanding at December 31, 2025	Issued during the Six Months Ended June 30, 2026	Exercised during the Six Months Ended June 30, 2026	Expired during the Six Months Ended June 30, 2026	Outstanding at June 30, 2026
June 2026 Options - Series A-1	June 2026	5 years	$0.91	—	3,883,496	—	—	3,883,496
June 2026 Options - Series A-2	June 2026	2 years	$0.91	—	3,883,496	—	—	3,883,496
June 2026 Placement Agent Options	June 2026	5 years	$1.29	—	271,845	—	—	271,845
January 2026 Options	January 2026	2.5 years	$2.33	—	1,617,190	—	—	1,617,190
January 2026 Placement Agent Options	January 2026	2.5 years	$3.22	—	56,602	—	—	56,602
March 2023 Options - Series A	March 2023	5 years	$9.00	666,334	—	(666,334)	—	—
March 2023 Placement Agent Options	March 2023	5 years	$11.25	33,317	—	—	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	118,063	—	(118,063)	—	—
August 2022 Placement Agent Options	August 2022	5 years	$52.80	5,904	—	—	—	5,904
Total				823,618	9,712,629	(784,397)	—	9,751,850

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

On June 25, 2024, the shareholders approved an amendment to the Company’s 2015 Plan that increased the number of shares of common stock that may be issued under the 2015 Plan by 200,000 shares and increased the maximum number of shares of common stock issuable to employees, including our officers and directors, in any fiscal year from 9,375 shares to 50,000 shares. In May 2025, the 2015 Plan terminated as to future awards. As of June 30, 2026, a total of 173,901 options are outstanding under the 2015 Plan. As of December 31, 2025, a total of 9 and 179,755 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 0 and 199 inducement options were outstanding as of June 30, 2026 and December 31, 2025, respectively.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2025	179,963	$14.65	$—
Options forfeited	(3,415)	2.95	—
Options expired	(2,647)	16.35	—
Outstanding — Balance at June 30, 2026	173,901	$14.82	$—
Vested and expected to vest — June 30, 2026	167,580	$15.26	$—
Exercisable — June 30, 2026	135,608	$18.12	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of June 30, 2026, there was $82,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.2 years.

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

There were no option grants during the three and six months ended June 30, 2026 and 2025.

The Company recognized $14,000 and $29,000 of compensation expense for stock option awards during the three and six months ended June 30, 2026, respectively. The Company recognized $86,000 and $164,000 of compensation expense for stock option awards during the three and six months ended June 30, 2025, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allowed eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provided for six-month offering periods, and at the end of each offering period, employees were able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. The ESPP provided for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of June 30, 2026, 10,560 shares had been issued under the ESPP. The Company recorded $0 of ESPP related compensation expense during the three and six months ended June 30, 2026. The Company recorded $4,000 and $7,000 of ESPP related compensation expense during the three and six months ended June 30, 2025, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three and six months ended June 30, 2026 and 2025. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

During the three and six months ended June 30, 2026, there were no material changes to the Company’s uncertain tax positions.

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

As disclosed above, on December 4, 2024, the Company entered into the Exchange Agreement with Roosevelt providing for a business combination transaction pursuant to the Exchange. The Exchange Agreement was terminated effective December 24, 2025. On February 14, 2025, the Company filed a registration statement on Form S-4 with the SEC, including a preliminary proxy statement/prospectus, relating to shares to be issued in the transaction and a special meeting of stockholders of the Company to be held to approve the issuance of shares in the transaction and related proposals. After the date of filing of the registration statement, the Company received several letters (the "Demand Letters") from counsel to purported stockholders of the Company. Each letter asserted that the preliminary proxy statement included in the registration statement was deficient and demanded that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that corrective disclosures are required to be included in the registration statement to address alleged material misstatements and omissions in the registration statement and that the proxy statement/prospectus contains materially incomplete and misleading information concerning, among other matters, financial projections, financial analysis performed by the entity that provided a fairness opinion to the Company's board of directors in connection with the transaction, potential conflicts of interest involving the Company's financial advisor in connection with the transaction and the Company's insiders, and possible breach of fiduciary duties by the directors or executive officers of the Company in connection with the transaction. Certain of the Demand Letters included a request for inspection of certain books and records of the

Company pursuant to Delaware corporate law. The Company has not received any communications relating to the Demand Letters after the announcement of the termination of the Exchange Agreement. In light of the termination of the Exchange Agreement with Roosevelt, as disclosed above, the Company believes that the matters contained in the Demand Letters should be regarded as having effectively been mooted. However, if any of the Demand Letters continue to be pursued, the Company believes that the allegations in the Demand Letters are without merit and intends to vigorously defend itself against any complaint that may be filed.

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

The Company could be adversely affected by certain actions by the government as it relates to government contract revenue received in prior years. Government agencies, such as the Defense Contract Audit Agency, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its agreements; cost structure; and compliance with applicable laws, regulations and standards. The agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. While the Company’s management anticipates no adverse result from an audit, should any costs be found to be improperly allocated to a government agreement, such costs will not be reimbursed, or if already reimbursed, may need to be refunded. If an audit uncovers improper or illegal activities, civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments or fines, and suspension or prohibition from doing business with the government could occur. In addition, serious reputational harm or significant adverse financial effects could occur if allegations of impropriety were made against the Company.

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

Information about the Company’s segment operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$1,443	$1,455	$2,543	$2,655
Product COGS	(797)	(806)	(1,497)	(1,375)
Other Adjustments	(15)	(18)	(15)	(131)
Human capital and technology	(261)	(552)	(672)	(1,016)
Corporate expenses	(353)	(404)	(597)	(806)
Advertising and marketing	(5)	(14)	(9)	(25)
Outside services	(225)	(906)	(440)	(1,495)
Depreciation	—	(15)	(8)	(28)
Other SG&A	(283)	(232)	(580)	(491)
Interest income	2	9	7	216
Credit loss	—	(4,489)	—	(4,489)
Loss on January 2026 Inducement Offer	—	—	(2,877)	—
Valuation loss on June 2026 PIPE	(5,423)	—	(5,423)	—
Change in fair value of common stock warrant and option liabilities	3,083	(548)	4,274	1,314
Issuance and offering costs	(651)	—	(1,072)	—
Other segment items	(2,781)	2,062	(4,285)	3,812
Net (loss) income from continuing operations	$(6,266)	$(4,458)	$(10,651)	$(1,859)

Other segment items during the three and six months ended June 30, 2026 consist primarily of other (loss) income, net. Other segment items during the three and six months ended June 30, 2025 consist of research and development expenses, gain on sale of intangible assets, change in fair value of contingent consideration, and other (loss) income, net.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	173,901	213,950	173,901	213,950
Warrants to purchase common stock	3,985,971	195,885	3,985,971	195,885
Preferred investment options	9,751,850	823,618	9,751,850	823,618
Total	13,911,722	1,233,453	13,911,722	1,233,453

16. Subsequent Events

Management has evaluated subsequent events through August 13, 2026, the date that the condensed consolidated financial statements were issued and determined there were no material subsequent events that require recognition or disclosure.

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

On February 20, 2026, the U.S. Supreme Court ruled that the use of the IEEPA to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs announced in April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal or statutory authorities. Following the decision, the administration issued a proclamation to impose new duties and announced a 10% global tariff on imports entering the United States (subject to certain exceptions) under Section 122 of the Trade Act of 1974, which provides for tariffs up to 15% for a period of up to 150 days unless extended by Congress. The temporary global tariff on imports under Section 122 of the Trade Act of 1974 expired on July 24, 2026. The administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. As a result, substantial uncertainty remains regarding future tariff rates and the countries and products to which such tariffs would apply. We continue to evaluate the potential impact of these tariffs on our cost of goods sold, including opportunities for product classification optimization under applicable Harmonized Tariff Schedule codes. Together with our customs brokers, logistics partners, and importers of record, we began taking steps to seek refunds of duties paid under the invalidated IEEPA tariffs. In July 2026, the Company received $169,000 in refunds related to previously paid IEEPA tariffs.

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

Operating Expenses

Cost of revenues

Cost of revenues relates to the sale of Zola products and consists of product and freight costs. Adjustments or write-downs to inventory are also included in cost of revenues.

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

Other (loss) income, net

Other (loss) income, net consists primarily of unrealized loss recognized subsequent to the receipt of the AFII common stock.

Loss on January 2026 Inducement Offer

Loss on January 2026 Inducement Offer includes the initial fair value of preferred investment options issued in connection with the induced exercise of existing warrants and options at a lower exercise price and the increase in fair value related to the reduction in exercise price of such warrants and options.

Valuation loss on June 2026 PIPE

Valuation loss on June 2026 PIPE includes the fair value in excess of gross proceeds.

Change in the estimated fair value of common stock warrant and option liabilities

Change in the estimated fair value of common stock warrant and option liabilities is comprised of the fair value remeasurement of the liabilities associated with our financing transactions.

Issuance and offering costs

Issuance and offering costs include placement agent, legal, advisory, accounting and filing fees related to the January 2026 Inducement Offer and June 2026 Private Placement.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		$ Change	% Change
	2026	2025
	(In thousands except percentage)
Revenues:
Product	$1,443	$1,455	$(12)	(1)%
Total revenues	1,443	1,455	(12)	(1)%
Operating expenses (income):
Cost of revenues	812	824	(12)	(1)%
Research and development	—	9	(9)	(100)%
Change in fair value of contingent consideration	—	(1,000)	1,000	100%
Selling, general and administrative	1,127	2,123	(996)	(47)%
Total operating expenses	1,939	1,956	(17)	(1)%
(Loss) Income from continuing operations	(496)	(501)	5	(1)%
Interest income	2	9	(7)	(78)%
Credit loss	—	(4,489)	4,489	100%
Other (loss) income, net	(2,781)	1,071	(3,852)	(360)%
Valuation loss on June 2026 PIPE	(5,423)	—	(5,423)	(100)%
Change in fair value of common stock warrant and option liabilities	3,083	(548)	3,631	(663)%
Issuance and offering costs	(651)	—	(651)	(100)%
Net loss attributable to common stockholders	$(6,266)	$(4,458)	$(1,808)	41%

Revenues

Product revenues, which consisted 100% of revenues from the sale of our Zola products, decreased $12,000, or 1%, during the three months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily driven by lower sales volumes as well as low inventory and longer than expected shipping times during the three months ended June 30, 2026 compared to the same period in 2025.

Cost of revenues

Cost of revenues decreased $12,000, or 1%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by the lower Zola sales volume during the three months ended June 30, 2026.

Research and development

Research and development expenses were $0 and $9,000 during the three months ended June 30, 2026 and 2025, respectively.

Change in fair value of contingent consideration

During the three months ended June 30, 2025, the change in the fair value of contingent consideration was due to the gain of $1.0 million associated with the reduction of our contingent liability as the result of a decision to abandon one of two remaining programs with respect to which a contingent liability was previously accrued. See Note 13 to the condensed consolidated financial statements for details. There was no change in fair value of contingent consideration during the same period in 2026.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $996,000, or 47%, during the three months ended June 30, 2026 compared to the same period in 2025, driven primarily by the absence of M&A expenses and lower employee costs in 2026.

Interest income

Interest income was $2,000 and $9,000 during the three months ended June 30, 2026 and 2025, respectively.

Credit loss

During the three months ended June 30, 2025, the Company recognized credit loss of $4.5 million primarily related to the establishment of a reserve for the remaining $4.0 million principal amount of the Above Food note receivable, plus accrued interest of $421,000. There was no such loss during the same period in 2026.

Other (loss) income, net

During the three months ended June 30, 2026, the Company recognized other loss, net of $2.8 million, primarily driven by an unrealized loss recognized subsequent to the receipt of the AFII common stock. During the same period in 2025, the Company recognized other income, net of $1.1 million, primarily driven by an unrealized gain recognized subsequent to the receipt of the AFII common stock.

Valuation loss on June 2026 PIPE

During the three months ended June 30, 2026, the Company recognized a $5.4 million valuation loss related to the June 2026 PIPE financing transaction. The valuation loss reflects the fair value of financial instruments issued in the financing transaction in excess of gross proceeds. There was no such loss during the same period in 2025.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $3.1 million and loss of $548,000 during the three months ended June 30, 2026 and 2025, respectively, related to the change in the estimated fair value of the liability classified preferred investment options.

Issuance and offering costs

Issuance and offering costs were $651,000 during the three months ended June 30, 2026 and consist of placement agent, legal, advisory, accounting and filing fees related to the June 2026 PIPE. There were no such costs recognized during the same period in 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		$ Change	% Change
	2026	2025
	(In thousands except percentage)
Revenues:
Product	$2,543	$2,655	$(112)	(4)%
Total revenues	2,543	2,655	(112)	(4)%
Operating expenses (income):
Cost of revenues	1,512	1,506	6	0%
Research and development	—	9	(9)	(100)%
Gain on sale of intangible assets	—	(750)	750	(100)%
Change in fair value of contingent consideration	—	(2,000)	2,000	(100)%
Selling, general and administrative	2,306	3,861	(1,555)	(40)%
Total operating expenses	3,818	2,626	1,192	45%
(Loss) Income from continuing operations	(1,275)	29	(1,304)	(4497)%
Interest income	7	216	(209)	(97)%
Credit loss	—	(4,489)	4,489	(100)%
Other (loss) income, net	(4,285)	1,071	(5,356)	(500)%
Loss on January 2026 Inducement Offer	(2,877)	—	(2,877)	(100)%
Valuation loss on June 2026 PIPE	(5,423)	—	(5,423)	(100)%
Change in fair value of common stock warrant and option liabilities	4,274	1,314	2,960	225%
Issuance and offering costs	(1,072)	—	(1,072)	(100)%
Net loss attributable to common stockholders	$(10,651)	$(1,859)	$(8,792)	473%

Revenues

Product revenues, which consisted 100% of sales of our Zola products, decreased $112,000, or 4%, during the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily driven by lower sales volumes as well as low inventory and longer than expected shipping times during the six months ended June 30, 2026 compared to the same period in 2025.

Cost of revenues

Cost of revenues increased $6,000 during the six months ended June 30, 2026 compared to the same period in 2025 primarily driven by tariffs in 2026 that were absent in 2025.

Research and development

Research and development expenses were $0 and $9,000 during the six months ended June 30, 2026 and 2025, respectively.

Gain on sale of intangible assets

During the six months ended June 30, 2025, the Company realized a gain of $750,000 related to the sale of our reduced gluten and oxidative stability patent portfolios. There was no such gain during the same period in 2026.

Change in fair value of contingent consideration

During the six months ended June 30, 2025, the change in the fair value of contingent consideration was due to the gain of $2.0 million associated with the reduction of our contingent liability as the result of a decision to abandon one of the two remaining programs and transfer the other to a third party with respect to which a contingent liability was previously accrued. See Note 13 to the condensed consolidated financial statements for details. There was no change in fair value of contingent consideration during the same period in 2026.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $1.6 million during the six months ended June 30, 2026 compared to the same period in 2025, driven primarily by the absence of M&A expenses and lower employee costs in 2026.

Interest income

During the six months ended June 30, 2026, the Company recognized interest income of $7,000. During the six months ended June 30, 2025, the Company recognized interest income of $216,000, of which $180,000 was related to discount amortization and accrued interest on the promissory note from Above Food.

Credit loss

During the six months ended June 30, 2025, the Company recognized credit loss of $4.5 million primarily related to the establishment of a reserve for the remaining $4.0 million principal amount of the Above Food note receivable, plus accrued interest of $421,000. There was no such loss during the same period in 2026.

Other (loss) income, net

During the six months ended June 30, 2026, the Company recognized other loss, net of $4.3 million, primarily driven by an unrealized loss recognized subsequent to the receipt of the AFII common stock. During the same period in 2025, the Company recognized other income, net of $1.1 million, primarily driven by an unrealized gain recognized subsequent to the receipt of the AFII common stock.

Loss on January 2026 Inducement Offer

Loss on January 2026 Inducement Offer was $2.9 million during the six months ended June 30, 2026 and includes the initial fair value of preferred investment options issued in connection with the induced exercise of existing warrants and options at a lower exercise price and the increase in fair value related to the reduction in exercise price of such warrants and options. There was no such loss during the same period in 2025.

Valuation loss on June 2026 PIPE

During the six months ended June 30, 2026, the Company recognized a $5.4 million valuation loss related to the June 2026 PIPE financing transaction. The valuation loss reflects the fair value of financial instruments issued in the financing transaction in excess of gross proceeds. There was no such loss during the same period in 2025.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $4.3 million and $1.3 million during the six months ended June 30, 2026 and 2025, respectively, related to the change in the estimated fair value of the liability classified preferred investment options.

Issuance and offering costs

Issuance and offering costs were $1.1 million during the six months ended June 30, 2026 and consist of placement agent, legal, advisory, accounting and filing fees related to the June 2026 PIPE and January 2026 Inducement Offer. There were no such costs during the same period in 2025.

Seasonality

The coconut water category, similar to other beverages, is seasonal. Generally, sales volumes are highest during our second and third fiscal quarters when the weather is warmer.

Liquidity & Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations. As of June 30, 2026, we had cash and cash equivalents of $4.2 million. For the six months ended June 30, 2026, the Company had net loss of $10.7 million and net cash used in operations of $1.4 million. For the twelve months ended December 31, 2025, the Company had net loss of $2.3 million and net cash used in operations of $4.7 million.

As discussed in Note 6 to the condensed consolidated financial statements, Above Food did not make the first $2.0 million principal payment plus accrued interest that was due in May 2025 on the promissory note given by Above Food to the Company ("Promissory Note") pursuant to the asset purchase agreement between the Company and Above Food relating to the sale of the GoodWheat brand and related assets to Above Food in May 2024, and substantial doubt exists whether Above Food will make any cash payments with respect to the Promissory Note. Failure to make the first cash principal payment due under the Promissory Note had a material adverse effect on the Company's cash resources and financial position. In addition, although as described in Note 6, approximately 2.7 million shares of Above Food's parent company AFII ("Parent Shares") have been issued to the Company pursuant to a notice previously delivered by the Company, uncertainty exists regarding whether additional Parent Shares will be issued in satisfaction of Above Food's other obligations under the Promissory Note, when any Parent Shares will be able to be freely resold pursuant to Rule 144 or otherwise, or regarding the amount of net proceeds to Arcadia that might result from a sale of any such Parent Shares. On June 1 and June 2, 2026, AFII announced that The Nasdaq Stock Market LLC (“Nasdaq”) determined to delist AFII’s common stock and warrants from Nasdaq due to AFII’s failure to file audited financial statements and the associated Report on Form 20-F by the time period previously provided by Nasdaq, and that its common stock and warrants commenced trading on the Over-the-Counter Market. AFII indicated in a press release that it had submitted an appeal to Nasdaq of the delisting determination in accordance with Nasdaq listing rules.

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

We will require additional funding to fund our business and the marketing and sale of our products and to provide working capital to fund other aspects of our business. We may seek to raise additional funds through debt or equity financings. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. In addition, as noted elsewhere in this Report under Item 1A, there are no assurances that our common stock will remain listed on the Nasdaq, and any delisting could adversely affect our ability to engage in a debt or equity financing. Any sale of additional equity would result in dilution, and could result in material dilution, to our stockholders. If we sought to raise funds through debt financing transactions, our incurrence of debt would result in debt service obligations, and the instruments governing our debt could provide for additional operating and financing covenants that would restrict our operations. As noted above, Above Food defaulted on its obligations to pay us amounts due under its Promissory Note to the Company, including the first installment of the Promissory Note due May 14, 2025, and substantial doubt exists whether or when Above Food will be able to make any cash payments with respect to the Promissory Note, or whether additional Parent Shares may be issued to us in satisfaction of Above Food's obligations under the Promissory Note. If we are able to sell shares of AFII, the net proceeds from sales of AFII shares may provide a source of funding. However, the AFII shares are restricted securities, there are no assurances regarding whether at a future date we will be able to sell AFII shares or receive any significant proceeds from the sale of such shares. In addition, removal of restrictive legends applicable to the shares requires action by the issuer and its transfer agent in order to remove the legends and facilitate the public resale of the shares pursuant to Rule 144 or otherwise. Moreover, the market price of AFII common stock is very volatile. If from time to time in the future we seek to sell the AFII shares that we hold, there are no assurances regarding the amount of net proceeds to us that might result from such sales.

In addition, we are actively evaluating merger, acquisition or other strategic alternatives and may seek to enter into a merger, acquisition or other strategic transaction. If we are not able to secure adequate additional funding or engage in a merger, acquisition or other strategic transaction, we will be forced to further reduce our spending, extend payment terms with our suppliers, liquidate assets, or initiate dissolution and liquidation or bankruptcy proceedings. Any of these actions would have a material adverse effect on our business, results of operations and financial condition.

As noted above, through June 30, 2026, we have incurred substantial losses. In the absence of a merger, acquisition or other strategic transaction, we will be required to obtain additional cash resources in order to support our operations and activities. The availability of required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are or could become involved could adversely affect our liquidity and financial position. No assurance can be given as to the timing or ultimate success of obtaining future funds. If we are not able to obtain additional required equity or debt funding, our cash resources would be significantly limited and could become depleted, and if we did not engage in a merger, acquisition or other strategic transaction, we could be required to materially reduce or suspend operations or seek dissolution and liquidation, or bankruptcy protection. In the event of dissolution and liquidation proceedings or bankruptcy proceedings, the creditors of Arcadia would have first claim on the value of the assets of Arcadia which, other than remaining cash, would most likely be liquidated in one or more transactions or a bankruptcy sale, and the common stock of Arcadia likely would have little or no value. Arcadia can give no assurance as to the magnitude of the net proceeds of such a sale and whether such proceeds and available cash would be sufficient to satisfy Arcadia’s obligations to its creditors, let alone to permit any distribution to its equity holders.

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Current assets	$5,739	$6,356
Current liabilities	1,646	2,059
Working capital surplus	$4,093	$4,297

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(1,418)	$(3,621)
Investing activities	—	750
Financing activities	5,337	5
Net increase (decrease) in cash	$3,919	$(2,866)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2026, was $1.4 million. With respect to our net loss of $10.7 million, non-cash gain of $4.3 million related to the change in fair value of common stock warrant and option liabilities and adjustments in our working capital accounts of $206,000 were offset by issuance and offering costs of $1.1 million, valuation loss on June 2026 PIPE of $5.4 million, loss on January 2026 Inducement Offer of $2.9 million, depreciation of $8,000, unrealized loss on AFII common stock subsequent to receipt of $4.3 million, and stock-based compensation of $29,000.

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

Cash flows from investing activities

There was no cash provided by investing activities for the six months ended June 30, 2026.

Cash provided by investing activities for the six months ended June 30, 2025 consisted of proceeds from the sale of intangible assets of $750,000.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2026 consisted of gross proceeds from the June 2026 PIPE of $4.0 million, gross proceeds from the January 2026 Inducement Offer of $2.1 million, which was offset by payments of offering costs of $395,000 related to the June 2026 PIPE and $350,000 related to the January 2026 Inducement Offer.

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

In connection with our evaluations for the year ended December 31, 2025, and for the three and six months ended June 30, 2026, we identified material weaknesses in our internal control over financial reporting related to: (a) insufficient segregation of duties in the financial statement close process; and (b) insufficient information system controls, including access and change management controls. The Company’s employee headcount has been reduced, resulting in insufficient personnel to maintain proper segregation of duties, which impacts the effectiveness of business processes as well as information systems controls.

Remediation Plans and Status

We are committed to maintaining a strong internal control environment and implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated. In this remediation process, which involves designing and implementing controls and processes to address the material weaknesses, management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. As a result of our resource constraints, these risks may continue to persist going forward.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Please refer to Note 13 included in Part I, "Item 1. Notes to Condensed Consolidated Financial Statements" for a discussion of legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), which could materially affect our business, financial condition, liquidity or future results. The risks described in our 2025 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results. The risk factor set forth below contains changes, which may be material, from the comparable risk factor previously disclosed under the heading Item 1A – “Risk Factors” in the 2025 Form 10-K.

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

On July 22, 2026, the staff of the Securities and Exchange Commission (the “SEC” or the “Commission”), acting pursuant to delegated authority, approved a new listing rule change originally proposed by Nasdaq earlier in 2026 and subsequently amended, requiring listed companies to maintain a minimum Market Value of Listed Securities (“MVLS”), as defined under the Nasdaq listing rules, of at least $5 million. The rule provides, among other things, that a company that fails to have a minimum MVLS of at least $5 million (the “Minimum MVLS”) for a period of 30 consecutive business days will be immediately subject to suspension and delisting, without any cure or compliance period as is typically granted for certain other kinds of compliance deficiencies such as the minimum bid price requirement or minimum stockholders equity requirement. The final rule provides only very limited appeal rights to a Nasdaq Hearings Panel. The Hearings Panel may reverse a delisting decision where it determines that the delisting determination was made in error, and may grant an exception for a period of up to 180 days for the company to demonstrate that it meets all requirements for initial listing; however, the delisting is not stayed or suspended during any appeal process.

Following approval, the rule originally became effective commencing July 23, 2026. However, because the approval was issued by the staff of the SEC under delegated authority rather than by the Commission itself, on July 29, 2026, the SEC notified Nasdaq that the Commission had received notices of intention to petition for review of the delegated action and that, in accordance with the Commission’s rules of practice, the July 22, 2026 approval order was stayed until the Commission orders otherwise. As a result, the new Minimum MVLS rule is not currently in effect as of August 13, 2026, and will remain stayed unless and until the Commission orders otherwise following its review. However, the Commission’s stay is not a determination by the Commission concerning the merits of the rule, and there are no assurances regarding the timing or outcome of the Commission’s review or whether, or when, the new rule will take effect and the first 30 business day measurement period will commence.

Our MVLS as of August 13, 2026, was less than the Minimum MVLS. Accordingly, if the new rules were to become effective in the form proposed by Nasdaq and the MVLS of our common stock does not increase sufficiently (as a result of increases in the trading prices of our common stock and/or an increase in the number of outstanding shares of our common stock that are taken into account in determining MVLS), so that we satisfy the Minimum MVLS listing rule, our common stock would be subject to delisting from the Nasdaq Capital Market.

We are carefully monitoring our MVLS and are actively considering alternatives, actions and transactions to address our MVLS, including without limitation the possibility of a merger, acquisition or other strategic transaction or a financing transaction. However, there are no assurances that we will be able to take actions so as to satisfy the Minimum MVLS requirement of the new rule, if it becomes effective, either at all or on a sustained basis.

If our common stock were to be delisted from the Nasdaq Capital Market, such a delisting would have a negative effect on the liquidity of our common stock, would likely decrease the price of our common stock, could result in a loss of confidence by institutional or other investors, employees, business partners or other third parties, result in fewer business development opportunities or opportunities for entering into strategic transactions, impair investors' ability to sell or purchase our Common Stock when they wish to do so, and materially adversely affect our ability to raise capital or pursue financing, strategic or other transactions on acceptable terms, or at all.

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

In addition, on August 4, 2026, we received a notice from the Nasdaq Listing Qualifications Department of Nasdaq informing us that because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notice had no immediate effect on the listing or the trading of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the notice letter stated that we had an initial compliance period of 180 calendar days, or until February 1, 2027, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. If at any time before February 1, 2027, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. The notice letter also disclosed that if we do not regain compliance within the initial compliance period, we may be eligible for an additional 180-day compliance period. To qualify for additional time, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of a plan to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary. If the company meets these requirements, Nasdaq would inform us that we have been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, the staff would notify us that we will not be granted additional 180 days for compliance and will be subject to delisting at that time In the event of such notification, we may appeal the staff’s determination to delist its securities, but there can be no assurance that any such appeal would be successful. We intend to monitor the closing bid price for our common stock and will consider available strategies in an effort to satisfy the minimum bid price requirement, which may include without limiting seeking stockholder approval to give the board of directors of the Company the authority to effect a reverse stock split in the future.

Also, following the filing of this Quarterly Report on Form 10-Q, we expect to receive a notification letter from Nasdaq indicating that the Company has failed to comply with the minimum stockholders' equity requirement of Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2,500,000 in stockholders' equity for continued listing. If we receive such a notification letter, the letter will not have any immediate effect on the Company’s listing on the Nasdaq Capital Market. We expect that Nasdaq will provide the Company with 45 calendar days to submit a plan to regain compliance with the minimum stockholders’ equity standard. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notification letter to regain compliance. If its plan to regain compliance is not accepted, the Company will have the opportunity to appeal that decision to a Hearings Panel. If the Company receives such a letter, the Company intends to promptly evaluate options available to regain compliance and to timely submit a plan to regain compliance with Nasdaq’s minimum stockholders’ equity standard, although there are no assurances that such a plan, if submitted, would be accepted or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our sales of unregistered securities during the quarter ended June 30, 2026, has previously been reported in Current Reports on Form 8-K that we filed during that quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Form of Pre-Funded Warrant	8-K	001-37383	4.1	6/15/2026

4.2	Form of Series A-1 Preferred Investment Option	8-K	001-37383	4.2	6/15/2026

4.3	Form of Series A-2 Preferred Investment Option	8-K	001-37383	4.3	6/15/2026

4.4	Form of Placement Agent Preferred Investment Option	8-K	001-37383	4.4	6/15/2026

10.1	Form of Securities Purchase Agreement	8-K	001-37383	10.1	6/15/2026

10.2	Form of Registration Rights Agreement	8-K	001-37383	10.2	6/15/2026

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL (and contained in Exhibit 101)					X

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

Arcadia Biosciences, Inc.

August 13, 2026	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President, Chief Executive Officer and Interim Chief Financial Officer