Form 10-Q
period 2026-09-30
Arcadia Biosciences, Inc.
filed 2026-11-12
CIK 1469443

00000000000000000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 6,065,211 shares of common stock outstanding, $0.001 par value per share.

Arcadia Biosciences, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arcadia Biosciences, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,844	$259
Short-term investments	—	4,304
Accounts receivable and other receivables, net of allowance for credit loss of $559 as of September 30, 2026 and December 31, 2025	625	425
Inventories	973	1,212
Prepaid expenses and other current assets	120	156
Total current assets	4,562	6,356
Property and equipment, net	—	8
Intangible assets, net	39	39
Other noncurrent assets	115	143
Total assets	$4,716	$6,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,010	$1,789
Other current liabilities	263	270
Total current liabilities	1,273	2,059
Common stock warrant and option liabilities	1,040	347
Total liabilities	2,313	2,406
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value—150,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 5,131,211 and 1,373,120 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	67	65
Additional paid-in capital	292,449	285,292
Accumulated deficit	(290,113)	(281,217)
Total stockholders' equity	2,403	4,140
Total liabilities and stockholders’ equity	$4,716	$6,546

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product	$1,619	$1,302	$4,162	$3,957
Total revenues	1,619	1,302	4,162	3,957
Operating expenses (income):
Cost of revenues	760	884	2,272	2,389
Research and development	—	—	—	9
Gain on sale of intangible assets	—	—	—	(750)
Change in fair value of contingent consideration	—	—	—	(2,000)
Selling, general and administrative	1,698	1,570	4,004	5,434
Total operating expenses	2,458	2,454	6,276	5,082
Loss from continuing operations	(839)	(1,152)	(2,114)	(1,125)
Interest income	20	7	27	222
Credit loss	—	(257)	—	(4,745)
Other income (loss), net	—	1,698	(4,285)	2,770
Loss on January 2026 Inducement Offer	—	—	(2,877)	—
Valuation loss on June 2026 PIPE	—	—	(5,423)	—
Change in fair value of common stock warrant and option liabilities	2,574	560	6,848	1,875
Issuance and offering costs	—	—	(1,072)	—
Net income (loss) attributable to common stockholders	$1,755	$856	$(8,896)	$(1,003)
Net income (loss) per share attributable to common stockholders:
Basic	$0.29	$0.63	$(2.39)	$(0.73)
Diluted	$0.29	$0.62	$(2.39)	$(0.73)
Weighted-average number of shares used in per share calculations:
Basic	6,065,211	1,367,192	3,728,138	1,366,768
Diluted	6,065,211	1,371,879	3,728,138	1,366,768

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	1,373,120	$65	$285,292	$(281,217)	$4,140
Issuance of shares related to common stock warrants and preferred investment options exercise	683,764	1	3,114	—	3,115
Stock-based compensation	—	—	15	—	15
Net loss	—	—	—	(4,385)	(4,385)
Balance at March 31, 2026	2,056,884	$66	$288,421	$(285,602)	$2,885
Issuance of June 2026 Pre-Funded Warrants	—	—	4,000	—	4,000
Issuance of shares related to common stock warrants and preferred investment options exercise	124,831	—	—	—	—
Stock-based compensation	—	—	14	—	14
Net loss	—	—	—	(6,266)	(6,266)
Balance at June 30, 2026	2,181,715	$66	$292,435	$(291,868)	$633
Issuance of shares related to June 2026 Pre-Funded Warrants exercise	2,949,496	1	—	—	1
Stock-based compensation	—	—	14	—	14
Net income	—	—	—	1,755	1,755
Balance at September 30, 2026	5,131,211	$67	$292,449	$(290,113)	$2,403

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	1,364,940	$65	$285,036	$(278,878)	$6,223
Issuance of shares related to employee stock purchase plan	2,100	—	5	—	5
Stock-based compensation	—	—	78	—	78
Net income	—	—	—	2,599	2,599
Balance at March 31, 2025	1,367,040	$65	$285,119	$(276,279)	$8,905
Stock-based compensation	—	—	86	—	86
Net loss	—	—	—	(4,458)	(4,458)
Balance at June 30, 2025	1,367,040	$65	$285,205	$(280,737)	$4,533
Issuance of shares related to employee stock purchase plan	389	—	1	—	1
Stock-based compensation	—	—	53	—	53
Net income	—	—	—	856	856
Balance at September 30, 2025	1,367,429	$65	$285,259	$(279,881)	$5,443

See accompanying notes to the unaudited condensed consolidated financial statements.

Arcadia Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,896)	$(1,003)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of common stock warrant and option liabilities	(6,848)	(1,875)
Change in fair value of contingent consideration	—	(2,000)
Issuance and offering costs	1,072	—
Valuation loss on June 2026 PIPE	5,423	—
Loss on January 2026 Inducement Offer	2,877	—
Depreciation	8	30
Lease amortization	—	122
Amortization of note receivable	—	(69)
Gain on sale of intangible assets	—	(750)
Gain on receipt of Above Food Ingredients, Inc. common stock	—	(1,067)
Unrealized loss (gain) subsequent to receipt of Above Food Ingredients, Inc. common stock	4,304	(1,698)
Stock-based compensation	43	217
Credit loss	—	4,745
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(200)	(241)
Inventories	239	(552)
Prepaid expenses and other current assets	36	717
Other noncurrent assets	—	(56)
Accounts payable and accrued expenses	(748)	(172)
Amounts due to related parties	—	(30)
Other current liabilities	(7)	(57)
Operating lease liabilities	—	(139)
Net cash used in operating activities	(2,697)	(3,878)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets	—	750
Net cash provided by investing activities	—	750
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from June 2026 PIPE	4,000	—
Payments of offering costs relating to June 2026 PIPE	(450)	—
Proceeds from January 2026 Inducement Offer	2,082	—
Payments of offering costs relating to January 2026 Inducement Offer	(350)	—
Proceeds from ESPP purchases	—	6
Net cash provided by financing activities	5,282	6
Net increase (decrease) in cash and cash equivalents	2,585	(3,122)
Cash and cash equivalents — beginning of period	259	4,242
Cash and cash equivalents — end of period	$2,844	$1,120
NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred investment options issued to placement agent and included in offering costs related to June 2026 PIPE	$201	$—
Preferred investment options issued to placement agent and included in offering costs related to January 2026 Inducement Offer	$71	$—
Warrant and option modifications included in Loss on January 2026 Inducement Offer	$555	$—
Fair value of Above Food Ingredients, Inc. common stock received	$—	$3,067

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

On March 28, 2025, Arcadia entered into an agreement with Bioceres Crop Solutions Corp. ("BIOX") pursuant to which BIOX agreed to transfer to the Company all rights and materials relating to certain soy traits that were included in licenses granted by the Company to BIOX in the November 2020 sale of Verdeca. In addition, BIOX agreed to pay a total of $750,000 to the Company. The Company agreed to transfer to BIOX all of the Company's granted patents, pending applications, related materials and documents related to the Company's reduced gluten and oxidative stability patents. In addition, the parties agreed to amend a previous agreement between the parties to eliminate any obligation to pay the Company future product royalties under the agreement. The Company recorded a gain of $750,000 on the condensed consolidated statement of operations and comprehensive income (loss) related to this transaction as the patents, pending applications and future product royalties have no carrying value. As of September 30, 2026, the Company has received the full payment of $750,000.

On December 4, 2024, Arcadia and Roosevelt Resources LP (“Roosevelt”), among other parties, entered into a Securities Exchange Agreement (as amended, the “Exchange Agreement”) providing for the combination of the two companies in an all-stock transaction. Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions Arcadia agreed to issue shares of its common stock to the limited partners and to the sole member of the general partner of Roosevelt in exchange for all of the limited partnership and other equity interests of Roosevelt (the “Exchange”). On February 14, 2025, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to an anticipated meeting of stockholders of the Company to be held to vote on proposals to approve the issuance of shares pursuant to the Exchange Agreement and related proposals. On December 24, 2025, the Company received a notice from Roosevelt indicating that it was terminating the Exchange Agreement with immediate effect pursuant to provisions in the Exchange Agreement, as amended in April 2025, that allowed a party to terminate the Exchange Agreement if the closing of the Exchange had not occurred by a certain date.

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

Liquidity, Capital Resources, and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of September 30, 2026, the Company had an accumulated deficit of $290.1 million and cash and cash equivalents of $2.8 million. For the nine months ended September 30, 2026, the Company had net loss of $8.9 million and net cash used in operations of $2.7 million. For the twelve months ended December 31, 2025, the Company had net loss of $2.3 million and net cash used in operations of $4.7 million.

With cash and cash equivalents of $2.8 million as of September 30, 2026, the Company believes that its existing cash and cash equivalents will not be sufficient to meet its anticipated cash requirements for at least the next 12 months from the issuance date of these financial statements, and thus raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company may seek to raise additional funds through debt or equity financings or sales of assets. The sale of additional equity would result in dilution, and could result in material dilution, to the Company’s stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for additional operating and financing covenants that would restrict operations. In addition, the Company may seek to raise additional funds through the sale of shares of Above Food Ingredients, Inc. ("AFII") that are held by the Company, at such times, if ever, as those shares may be sold. See Note 6. If the Company is unable to secure adequate additional funding on terms acceptable to the Company, the Company may be forced to reduce spending, extend payment terms with suppliers, liquidate assets, or initiate dissolution and liquidation or bankruptcy proceedings. Any of these actions could materially harm the Company's business, results of operations and financial condition.

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

Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$543	$257
Finished goods	430	955
Inventories	$973	$1,212

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Software and computer equipment	$291	$291
Furniture and fixtures	32	32
Leasehold improvements	1,584	1,584
Property and equipment, gross	1,907	1,907
Less: accumulated depreciation and amortization	(1,907)	(1,899)
Property and equipment, net	$—	$8

Depreciation expense was $0 and $8,000 for the three and nine months ended September 30, 2026, respectively. Depreciation expense was $2,000 and $30,000 for the three and nine months ended September 30, 2025, respectively.

5. Investments and Fair Value Instruments

Investments

The Company classified its investments in corporate securities of AFII as short-term investments. The investments were carried at fair value, based on quoted market prices. Realized and unrealized gains and losses are recognized in other loss, net on the consolidated statements of operations and comprehensive income (loss).

As of September 30, 2026, the fair value of the AFII common stock was $0. As of September 30, 2026, the Company continued to hold approximately 2.7 million shares of AFII common stock. During the three and nine months ended September 30, 2026, the Company recognized unrealized losses of approximately $0 and $4.3 million, respectively, related to these shares, which are included in other loss, net in the condensed consolidated statements of operations and comprehensive income (loss). The decline primarily resulted from the decrease in AFII’s quoted market price, including the suspension of trading on Nasdaq and subsequent quotation of the securities on the OTC market. The shares remain restricted securities subject to limitations on resale under Rule 144, and the timing and amount of proceeds that may ultimately be realized from their sale remain uncertain.

Fair Value Measurement

The fair value of the investment securities at September 30, 2026 and December 31, 2025 was as follows:

Fair Value Measurements at September 30, 2026
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

The Company uses the market approach technique to value its short-term investments. The fair value of accounts receivable and other receivables and accounts payable and accrued liabilities is based on the carrying amounts of these financial instruments as of September 30, 2026 and December 31, 2025. The carrying amounts were considered representative of their fair values due to their short term to maturity or repayment. Cash equivalents are carried at cost, which approximates their fair value. There were no changes in valuation techniques during 2026 and 2025.

The Company’s Level 3 liabilities consist of preferred investment options related to the June 2026 Private Placement, January 2026 Inducement Offer, March 2023 Private Placement and August 2022 Registered Direct Offering.

The preferred investment option liabilities were measured and recorded on a recurring basis using the Black-Scholes Model with the following assumptions as of September 30, 2026 and December 31, 2025:

	June 2026 Options - Series A-1 & June 2026 Placement Agent Options		June 2026 Options - Series A-2		January 2026 Options & January 2026 Placement Agent Options		March 2023 Options - Series A & March 2023 Placement Agent Options		August 2022 Options & August 2022 Placement Agent Options
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Remaining term (in years)	5.00	—	1.83	—	1.92	—	1.37	2.13	0.92	1.67
Expected volatility	97.9%	—	106.0%	—	107.4%	—	96.7%	100.6%	93.8%	107.2%
Risk-free interest rate	5.1%	—	4.8%	—	4.9%	—	4.7%	3.5%	4.5%	3.5%
Expected dividend yield	—	—	—	—	—	—	—	—	—	—

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

The following table sets forth the establishment of the Company’s Level 3 assets and liabilities, as well as a summary of the changes in the fair value and other adjustments (in thousands):

(Dollars in thousands)	June 2026 Options - Series A-1	June 2026 Options - Series A-2	June 2026 Placement Agent Options	January 2026 Options	January 2026 Placement Agent Options	March 2023 Options - Series A	March 2023 Placement Agent Options	August 2022 Options	August 2022 Placement Agent Options	Note Receivable Bifurcated Derivatives	Total
Balance as of December 31, 2025	$—	$—	$—	$—	$—	$291	$12	$43	$1	$—	$347
Initial recognition	3,055	2,369	201	2,321	71	—	—	—	—	—	8,017
Change in fair value - quarterly remeasurement	(2,417)	(2,070)	(161)	(2,260)	(69)	—	(12)	—	(1)	—	(6,990)
Change in fair value - immediately before modification	—	—	—	—	—	124	—	17	—	—	141
Change in fair value - immediately after modification	—	—	—	—	—	457	—	83	—	—	540
Options exercise	—	—	—	—	—	(872)	—	(143)	—	—	(1,015)
Balance as of September 30, 2026	$638	$299	$40	$61	$2	$—	$—	$—	$—	$—	$1,040

6. Note Receivable and Embedded Derivatives

On May 16, 2024, the Company sold the GoodWheat brand and related assets to Above Food for net consideration of $3.7 million, pursuant to an Asset Purchase Agreement ("Purchase Agreement") and a related Security Agreement ("Security Agreement"). The assets sold consisted primarily of grain and finished goods inventories, formulations and trademarks. A loss of $1,500 was recognized in the condensed consolidated statement of operations and comprehensive income (loss) during the second quarter of 2024, related to the sale.

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

On May 1, 2025, Arcadia delivered a notice (the "Notice") to Above Food pursuant to the provisions of the Promissory Note, to require Above Food to cause AFII to issue Parent Shares to Arcadia. Pursuant to the provisions of the Promissory Note regarding the calculation and determination of the number of Parent Shares that are issuable in connection with delivery of a notice, the number of Parent Shares issuable are approximately 3.5 million shares (the "Prepayment Shares"). In June 2025, AFII issued approximately 2.7 million Prepayment Shares to the Company. Pursuant to the provisions of the Promissory Note, approximately 800,000 additional Prepayment Shares are issuable pursuant to the Notice, although there are no assurances that such shares will be issued, and such additional shares may never be issued. The issued Prepayment Shares are restricted securities subject to restrictions on resale under U.S. SEC Rule 144.

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

Embedded Derivatives

The contingent features of the Promissory Note were evaluated for bifurcation in accordance with ASC 815. The contingent features requiring bifurcation had an estimated fair value of $250,000 as of the transaction date and $0 as of September 30, 2026. The estimated fair value of the contingent features was previously reported in note receivable – noncurrent on the condensed consolidated balance sheet.

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

8. Leases

Operating Leases

As of September 30, 2026, the Company leases office space in Dallas, TX. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis.

Lease Cost	Classification	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating lease cost	SG&A Expenses	$—	$10	$—	$139
Short term lease cost	SG&A Expenses	—	—	—	4
Sublease income (1)	SG&A Expenses	—	—	—	(143)
Net lease (income) cost		$—	$10	$—	$—

(1)
Sublease income is recorded as a reduction to lease expense.

9. Financing

June 2026 Private Placement

In June 2026, the Company issued in a private placement offering (the “June 2026 Private Placement") pursuant to a securities purchase agreement (i) pre-funded warrants (the "June 2026 Pre-Funded Warrants") to purchase up to 3,883,496 shares of common stock of the Company, (ii) Series A-1 preferred investment options (the “Series A-1 Investment Options”) to purchase up to a total of 3,883,496 shares of common stock, and (iii) Series A-2 preferred investment options (the “Series A-2 Investment Options” and together with the Series A-1 Investment Options, the “June 2026 Options”) to purchase up to a total of 3,883,496 shares of common stock, and raised total gross proceeds of $4.0 million. Each Pre-Funded Warrant sold in the June 2026 Private Placement is exercisable for one share of common stock at an exercise price of $0.0001 per share, is immediately exercisable, and will not expire until fully exercised. During the three months ended September 30, 2026, 2,949,496 of the Pre-Funded Warrants were exercised. The Series A-1 Investment Options have an exercise price of $0.91 per share, will be exercisable on and after the date on which the Company’s stockholders approve the issuance of shares that are issuable upon exercise of the Series A-1 Investment Options (the “Stockholder Approval Date") and will expire five years after the Stockholder Approval Date. Such stockholder approval was obtained at the Company’s 2026 annual meeting of stockholders held on September 10, 2026. The Series A-2 Investment Options are exercisable immediately upon issuance, will expire 24 months following the effective date (the “Effective Date”) of the registration statement filed by the Company to register the resale of the common stock issuable upon exercise of the June 2026 Pre-Funded Warrants and June 2026 Options, which was declared effective on July 8, 2026, and have an exercise price of $0.91 per share. In addition, the Company granted to a placement agent preferred investment options (the “June 2026 Placement Agent Options”) to purchase 271,845 shares of common stock. The June 2026 Placement Agent Options have substantially the same terms as the Series A-1 Investment Options with the exception of an exercise price of $1.2875 per share and that they are exercisable at any time commencing on the date of issuance and expiring five years after the Effective Date.

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

The June 2026 Options and June 2026 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model on June 12, 2026, the closing date of the June 2026 Private Placement, with the following assumptions for the Series A-1 Investment Options: volatility of 93.74%, stock price of $1.03 and risk-free rate of 4.23%. The following assumptions were utilized for the Series A-2 Investment Options: volatility of 103.68%, stock price of $1.03 and risk-free rate of 4.09%. The estimated fair value of the liability-classified June 2026 Options issued was $5.4 million. The estimated fair value of June 2026 Options was subsequently remeasured at September 30, 2026 with the changes recorded on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The estimated fair value of the June 2026 Pre-Funded Warrants was $4.0 million. The total estimated fair value of the June 2026 Pre-Funded Warrants and June 2026 Options as of June 12, 2026 exceeded the gross proceeds of the June 2026 Private Placement by $5.4 million and this amount was recognized in Valuation loss on June 2026 PIPE on the condensed consolidated statements of operations and comprehensive income (loss).

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

January 2026 Inducement Offer

In January 2026, the Company entered into inducement offer letter agreements (the “Inducement Letters”) with certain investors (the “Participating Holders”) pursuant to which such Participating Holders agreed to exercise certain outstanding warrants and preferred investment options covering an aggregate of 808,595 shares of the Company’s common stock and/or Abeyance Shares (the transactions contemplated by the Inducement Letters, the “Inducement Offer”). The warrants and preferred investment options subject to the Inducement Letters had an exercise price of $9.00 per share and were originally issued in December 2020, January 2021, August 2022, and March 2023 (the “Existing Warrants and Options”). Pursuant to the terms of the Existing Warrants and Options, if exercise of the Existing Warrants and Options would have otherwise caused a Participating Holder to exceed the beneficial ownership limitations set forth in the Participating Holder's Existing Warrants and Options (4.99% or 9.99%, as applicable), as determined by the holder, the Company agreed to hold such holder's balance of exercised shares in abeyance (the "Abeyance Shares") until the Company received notice from the holder that the balance of shares may be issued in compliance with such beneficial ownership limitations (with such Abeyance Shares evidenced through the holder's existing warrants and options, and deemed prepaid). As of September 30, 2026, all Abeyance Shares have been issued.

Pursuant to the Inducement Letters, the Participating Holders agreed to exercise for cash the Existing Warrants and Options at a reduced exercise price of $2.575 per share, in consideration for the Company’s agreement to issue new unregistered preferred investment options (the “New Options”) to purchase up to 1,617,190 shares of common stock. The New Options have an exercise price of $2.325 per share, are exercisable immediately upon issuance, and expire on the date that is 30 months following the effective date of the Resale Registration Statement described below (the “Option Termination Date”). In addition, the Company granted to a placement agent preferred investment options (the “January 2026 Placement Agent Options”) to purchase 56,602 shares of common stock. The January 2026 Placement Agent Options have substantially the same terms as the New Options with the exception of an exercise price of $3.2188 per share, and have a term expiring on the Option Termination Date. The modification of the Existing Warrants and Options resulted in an increase in fair value of $555,000, of which $540,000 of the increase in fair value was related to the March 2023 and August 2022 liability classified options. The increase in fair value related to the modification of the Existing Warrants and Options was recognized in Loss on January 2026 Inducement Offer on the condensed consolidated statements of operations and comprehensive income (loss).

The New Options and January 2026 Placement Agent Options are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company utilized the Black-Scholes Model with the following assumptions to determine initial fair value: volatility of 98.04%, stock price of $2.43, risk-free rate of 3.57%, expected term of 2.5 years. The fair value of the New Options of $2.3 million was recognized in Loss on January 2026 Inducement Offer on the condensed consolidated statements of operations and comprehensive income (loss) because the New Options were issued in connection with the induced exercise of the Existing Warrants and Options.

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

10. Warrants and Options

Equity Classified Common Stock Warrants

The following table summarizes the terms and activity of the Company’s warrants during the nine months ended September 30, 2026. These warrants are exercisable any time at the option of the holder until their expiration date.

	Issuance Date	Term	Exercise Price Per Share	Outstanding at December 31, 2025	Issued during the Nine Months Ended September 30, 2026	Exercised during the Nine Months Ended September 30, 2026	Expired during the Nine Months Ended September 30, 2026	Outstanding at September 30, 2026
June 2026 Pre-Funded Warrants	June 2026	perpetual	$—	—	3,883,496	(2,949,496)	—	934,000
December 2022 Service and Performance Warrants (1)	December 2022	5 years	$11.20	1,000	—	—	—	1,000
October 2022 Service and Performance Warrants (1)	October 2022	5 years	$16.00	1,000	—	—	—	1,000
January 2021 Placement Agent Warrants	January 2021	5.5 years	$159.60	9,846	—	—	(9,846)	—
December 2020 Warrants (2)	December 2020	5.5 years	$9.00	16,367	—	(16,367)	—	—
December 2020 Warrants	December 2020	5.5 years	$120.00	49,100	—	—	(49,100)	—
July 2020 Warrants (2)	July 2020	5.5 years	$9.00	16,036	—	—	(16,036)	—
July 2020 Placement Agent Warrants	July 2020	5.5 years	$198.80	802	—	—	(802)	—
January 2021 Warrants (2)	January 2021	5.5 years	$9.00	7,831	—	(7,831)	—	—
January 2021 Warrants	January 2021	5.5 years	$125.20	90,629	—	—	(90,629)	—
Total				192,611	3,883,496	(2,973,694)	(166,413)	936,000

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

	Issuance Date	Term	Exercise Price Per Share	Outstanding at December 31, 2025	Issued during the Nine Months Ended September 30, 2026	Exercised during the Nine Months Ended September 30, 2026	Expired during the Nine Months Ended September 30, 2026	Outstanding at September 30, 2026
June 2026 Options - Series A-1	June 2026	5 years	$0.91	—	3,883,496	—	—	3,883,496
June 2026 Options - Series A-2	June 2026	2 years	$0.91	—	3,883,496	—	—	3,883,496
June 2026 Placement Agent Options	June 2026	5 years	$1.29	—	271,845	—	—	271,845
January 2026 Options	January 2026	2.5 years	$2.33	—	1,617,190	—	—	1,617,190
January 2026 Placement Agent Options	January 2026	2.5 years	$3.22	—	56,602	—	—	56,602
March 2023 Options - Series A	March 2023	5 years	$9.00	666,334	—	(666,334)	—	—
March 2023 Placement Agent Options	March 2023	5 years	$11.25	33,317	—	—	—	33,317
August 2022 Options (1)	August 2022	5 years	$9.00	118,063	—	(118,063)	—	—
August 2022 Placement Agent Options	August 2022	5 years	$52.80	5,904	—	—	—	5,904
Total				823,618	9,712,629	(784,397)	—	9,751,850

(1) These options were repriced as part of the March 2023 Private Placement.

11. Stock-Based Compensation and Employee Stock Purchase Program

Stock Incentive Plans

The Company had two equity incentive plans: the 2006 Stock Plan (“2006 Plan”) and the 2015 Omnibus Equity Incentive Plan (“2015 Plan”).

In 2006, the Company adopted the 2006 Plan, which provided for the granting of stock options to executives, employees, and other service providers under terms and provisions established by the Board of Directors. The Company granted non-statutory stock options (“NSOs”) under the 2006 Plan until May 2015, when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding and were issued under the 2006 Plan. The 2015 Plan became effective upon the Company’s IPO in May 2015 and all shares that were reserved, but not issued, under the 2006 Plan were assumed by the 2015 Plan. Upon effectiveness, the 2015 Plan had 3,860 shares of common stock reserved for future issuance, which included 259 that were transferred to and assumed by the 2015 Plan. The 2015 Plan provided for automatic annual increases in shares available for grant. In addition, shares subject to awards under the 2006 Plan that are forfeited or canceled were added to the 2015 Plan. The maximum number of shares that may be awarded to any individual employee, including our directors and officers, during any calendar year was 9,375 shares. The 2015 Plan provided for the grant of incentive stock options (“ISOs”), NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, all of which may be granted to employees, officers, non-employee directors, and consultants. ISOs and NSOs were granted at a price per share not less than the fair value of our common stock at the date of grant. Options granted generally vest over a four-year period; however, there might be alternative vesting schedules, as approved by the Board. Options granted, once vested, are generally exercisable for up to 10 years, after grant to the extent vested (and subject to earlier termination following termination of the holder’s status as a service provider to the Company).

On June 25, 2024, the shareholders approved an amendment to the Company’s 2015 Plan that increased the number of shares of common stock that may be issued under the 2015 Plan by 200,000 shares and increased the maximum number of shares of common stock issuable to employees, including our officers and directors, in any fiscal year from 9,375 shares to 50,000 shares. In May 2025, the 2015 Plan terminated as to future awards. As of September 30, 2026, a total of 173,893 options are outstanding under the 2015 Plan. As of December 31, 2025, a total of 9 and 179,755 options were outstanding under the 2006 and 2015 Plans, respectively. A total of 0 and 199 inducement options were outstanding as of September 30, 2026 and December 31, 2025, respectively.

At the Company’s 2026 annual meeting of stockholders held in September 2026, the Company’s stockholders approved the 2026 Omnibus Equity Incentive Plan (the “2026 Plan”), which had been previously approved by the Board. The 2026 Plan is the successor to the 2015 Plan. Subject to adjustment upon certain changes in capitalization and to annual increases in the number of shares available for issuance under the 2026 Plan as described below, the aggregate number of shares that may be initially issued under the 2026 Plan is 400,000 shares of Common Stock. Similar to the 2015 Plan, the 2026 Plan provides for automatic annual increases in the number of shares available for issuance under the 2026 Plan. Similar to the 2015 Plan, the 2026 Plan provides for the issuance of ISO, NSOs, restricted stock awards, stock units, stock appreciation rights, and other forms of equity compensation, to eligible employees, officers, directors, and consultants. As of September 30, 2026, a total of 53,000 options are outstanding under the 2026 Plan.

The following is a summary of stock option information and weighted average exercise prices under the Company’s stock incentive plans:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding — Balance at December 31, 2025	179,963	$14.65	$—
Options granted	53,000	0.45	153.70
Options forfeited	(3,415)	2.95	—
Options expired	(2,655)	21.95	—
Outstanding — Balance at September 30, 2026	226,893	$11.40	$—
Vested and expected to vest — September 30, 2026	215,790	$11.90	$—
Exercisable — September 30, 2026	140,004	$17.55	$—

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock determined by its Board of Directors for each of the respective periods.

As of September 30, 2026, there was $91,000 of unrecognized compensation cost related to unvested stock-based compensation grants that will be recognized over the weighted-average remaining recognition period of 1.0 years.

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (years)	5.50	—	5.50	6.07
Expected volatility	93.95%	—	93.95%	104.27%
Risk-free interest rate	4.77%	—	4.77%	4.10%
Dividend yield	—	—	—	—

The Company recognized $14,000 and $43,000 of compensation expense for stock option awards during the three and nine months ended September 30, 2026, respectively. The Company recognized $53,000 and $217,000 of compensation expense for stock options awards during the three and nine months ended September 30, 2025, respectively.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective on May 14, 2015. The ESPP allowed eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. After the first offering period, which began on May 14, 2015 and ended on February 1, 2016, the ESPP provided for six-month offering periods, and at the end of each offering period, employees were able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. The ESPP provided for automatic annual increases in the shares available for purchase beginning on January 1, 2016. As of September 30, 2026, 10,560 shares had been issued under the ESPP. The Company recorded $0 of ESPP related compensation expense during the three and nine months ended September 30, 2026. The Company recorded $0 and $7,000 of ESPP related compensation expense during the three and nine months ended September 30, 2025, respectively.

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

The interim financial statement provision for income taxes is different from the amounts computed by applying the United States federal statutory income tax rate of 21%. The Company’s effective tax rate was 0.00% for each of the three and nine months ended September 30, 2026 and 2025. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets.

During the three and nine months ended September 30, 2026, there were no material changes to the Company’s uncertain tax positions.

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

On March 6, 2025, a complaint was filed in the Superior Court of the State of California for the County of San Francisco by the Center for Environmental Health, a non-profit corporation (the "plaintiff"), against approximately 28 named companies, including several major retailers and manufacturers such as Walmart, Whole Foods Market, Smart & Final Stores, and Raleys, as well as many companies that manufacture and market coconut water products, including the Company, alleging violations of the California Safe Drinking Water and Toxic Enforcement Act, known as Proposition 65. Proposition 65 requires, among other things, that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. The complaint contends that the defendants violated Proposition 65 by knowingly and intentionally exposing individuals in California to Bisphenol A ("BPA") in coconut water containers. The complaint states that the plaintiff's claims against the Company are limited to the Company's coconut water products packaged in cans, but the complaint also alleges that exposure to BPA occurs when individuals consume coconut water in cartons and other containers. On May 23, 2025, the plaintiff amended the complaint to name additional retailers, manufacturers and/or companies that market coconut water products. The complaint seeks injunctive relief, including an injunction prohibiting defendants from offering coconut water products sold in California without either reducing the BPA level in the product such that no Proposition 65 warnings are required or providing prior clear and reasonable warnings, and civil penalties. On July 22, 2025, the Company filed an answer to the complaint, denying liability and asserting a number of affirmative defenses. The parties have commenced discovery and discovery is continuing. Certain defendants filed a petition for coordination to coordinate several actions filed by plaintiffs in different courts relating to certain packaged food and beverage products and alleged failure to warn consumers of exposure to BPA under Proposition 65 and have the cases be addressed in a single court. On October 15, 2026, the court granted the petition and entered an order for coordination of the various actions. The Company intends to vigorously defend itself against the claims. Due in part to the early stage of the proceedings, the Company cannot predict the outcome of this matter at this time.

As disclosed above, on December 4, 2024, the Company entered into the Exchange Agreement with Roosevelt providing for a business combination transaction pursuant to the Exchange. The Exchange Agreement was terminated effective December 24, 2025. On February 14, 2025, the Company filed a registration statement on Form S-4 with the SEC, including a preliminary proxy statement/prospectus, relating to shares to be issued in the transaction and an anticipated special meeting of stockholders of the Company to be held to approve the issuance of shares in the transaction and related proposals. After the date of filing of the registration statement, the Company received several letters (the "Demand Letters") from counsel to purported stockholders of the Company. Each letter asserted that the preliminary proxy statement included in the registration statement was deficient and demanded that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that corrective disclosures are required to be included in the registration statement to address alleged material misstatements and omissions in the registration statement and that the proxy statement/prospectus contains materially incomplete and misleading information concerning, among other matters, financial projections, financial analysis performed by the entity that provided a fairness opinion to the Company's board of directors in connection with the transaction, potential conflicts of interest involving the Company's financial advisor in connection with the transaction and the Company's insiders, and possible breach of fiduciary duties by the directors or executive officers of the Company in connection with the transaction. Certain of the Demand Letters included a request for inspection of certain books and records of the Company pursuant to Delaware corporate law. The Company has not received any communications relating to the Demand Letters after the announcement of the termination of the Exchange Agreement. In light of the termination of the Exchange Agreement with Roosevelt, as disclosed above, the Company believes that the matters contained in the Demand Letters should be regarded as having effectively been mooted. However, if any of the Demand Letters continue to be pursued, the Company believes that the allegations in the Demand Letters are without merit and intends to vigorously defend itself against any complaint that may be filed.

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

Information about the Company’s segment operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$1,619	$1,302	$4,162	$3,957
Product COGS	(733)	(817)	(2,230)	(2,191)
Other Adjustments	(27)	(67)	(42)	(198)
Human capital and technology	(650)	(454)	(1,322)	(1,470)
Corporate expenses	(371)	(363)	(968)	(1,170)
Advertising and marketing	(17)	12	(26)	(13)
Outside services	(272)	(477)	(712)	(1,972)
Depreciation	—	(2)	(8)	(30)
Other SG&A	(388)	(286)	(968)	(779)
Interest income	20	7	27	222
Credit loss	—	(257)	—	(4,745)
Loss on January 2026 Inducement Offer	—	—	(2,877)	—
Valuation loss on June 2026 PIPE	—	—	(5,423)	—
Change in fair value of common stock warrant and option liabilities	2,574	560	6,848	1,875
Issuance and offering costs	—	—	(1,072)	—
Other segment items	—	1,698	(4,285)	5,511
Net income (loss) from continuing operations	$1,755	$856	$(8,896)	$(1,003)

Other segment items during the three and nine months ended September 30, 2026 consist of other (loss) income, net. Other segment items during the three and nine months ended September 30, 2025 consisted of research and development expenses, gain on sale of intangible assets, change in fair value of contingent consideration, and other income.

15. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards, warrants and options. Diluted net income (loss) per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options and warrants. Dilutive securities are not included in the computation of net income (loss) per share when the impact would be anti-dilutive. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were 10.0 million for the three and nine months ended September 30, 2026 and 1.2 million for the three and nine months ended September 30, 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) per share - Basic
Numerator:
Net income (loss) attributable to common stockholders	$1,755	$856	$(8,896)	$(1,003)
Denominator:
Weighted average number of common shares outstanding	6,065,211	1,367,192	3,728,138	1,366,768
Basic net income (loss) per share attributable to common stockholders:	$0.29	$0.63	$(2.39)	$(0.73)
Net income (loss) per share - Diluted
Numerator:
Net income (loss) attributable to common stockholders	$1,755	$856	$(8,896)	$(1,003)
Denominator:
Weighted average number of common shares outstanding	6,065,211	1,367,192	3,728,138	1,366,768
Effect of dilutive stock options	—	4,687	—	—
Effect of dilutive warrants	—	—	—	—
Weighted average number of common shares outstanding - diluted	6,065,211	1,371,879	3,728,138	1,366,768
Diluted net income (loss) per share attributable to common stockholders:	$0.29	$0.62	$(2.39)	$(0.73)

16. Subsequent Events

Management has evaluated subsequent events through November 12, 2026, the date that the condensed consolidated financial statements were issued and determined there were no material subsequent events that require recognition or disclosure.

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

On December 4, 2024, Arcadia and Roosevelt Resources LP (“Roosevelt”), among other parties, entered into a Securities Exchange Agreement (as amended, the “Exchange Agreement”) providing for the combination of the two companies in an all-stock transaction. Subject to the terms of the Exchange Agreement and to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, at the closing of the transactions Arcadia agreed to issue shares of its common stock to the limited partners and to the sole member of the general partner of Roosevelt in exchange for all of the limited partnership and other equity interests of Roosevelt (the “Exchange”). On February 14, 2025, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to the shares to be issued in the transaction. The registration statement also included a proxy statement/prospectus relating to an anticipated meeting of stockholders of the Company to be held to vote on proposals to approve the issuance of shares pursuant to the Exchange Agreement and related proposals. On December 24, 2025, the Company received a notice from Roosevelt indicating that it was terminating the Exchange Agreement with immediate effect pursuant to provisions in the Exchange Agreement, as amended in April 2025, that allowed a party to terminate the Exchange Agreement if the closing of the Exchange had not occurred by a certain date.

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

On February 20, 2026, the U.S. Supreme Court ruled that the use of the IEEPA to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs announced in April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal or statutory authorities. Following the decision, the administration issued a proclamation to impose new duties and announced a 10% global tariff on imports entering the United States (subject to certain exceptions) under Section 122 of the Trade Act of 1974, which provides for tariffs up to 15% for a period of up to 150 days unless extended by Congress. The temporary global tariff on imports under Section 122 of the Trade Act of 1974 expired on July 24, 2026. The administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. As a result, substantial uncertainty remains regarding future tariff rates and the countries and products to which such tariffs would apply. In July 2026, the Company received approximately $175,000 in refunds related to previously paid IEEPA tariffs.

Our Products

Zola Coconut Water

Zola Coconut Water joined the Arcadia family of brands in May 2021. Grown, harvested, and packaged at origin in Thailand, Zola delivers pure, natural coconut water with a crisp, clean, lightly sweet taste. Naturally rich in electrolytes, Non-GMO Project Verified, and just 50 calories per serving, Zola is crafted to help consumers rehydrate, reset, and reenergize. The brand is currently offered in Original, Original with Pulp, Espresso, and Pineapple varieties through grocery retailers and foodservice distributors across the U.S. Building on this foundation, Zola expects to launch a newly formulated Espresso in a new 1-liter size in November 2026, followed in the first half of 2027 by a new 10.5-ounce slim-can line in Original, Original with Pulp, and Espresso.

Agronomic Wheat Traits

As a result of the various agreements and transactions described above, Arcadia no longer retains any effective commercialization rights to its portfolio of wheat patents. Therefore, the Company does not expect to receive any license or royalty fees in the future related to any wheat-based intellectual property rights.

Components of Our Statements of Operations Data

Revenues

Product revenues

Product revenues consist of sales of Zola. We recognize revenue from product sales when control of the product is transferred to third-party distributors and retailers, collectively “our customers,” which generally occurs upon delivery. Revenues fluctuate depending on the timing of shipments of product to our customers and are reported net of estimated chargebacks, returns and losses.

Operating Expenses

Cost of revenues

Cost of revenues relates to the sale of Zola products and consists of product, freight and tariff costs. Adjustments or write-downs to inventory are also included in cost of revenues.

Research and development expenses ("R&D")

Research and development expenses consisted of costs incurred in the development and testing of our products. These expenses consisted primarily of fees paid to product formulation consultants and are expensed as incurred.

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

Other (loss) income, net

Other (loss) income, net consists primarily of a realized gain recognized related to the receipt of Above Food Ingredients, Inc. ("AFII") common stock as well as unrealized gain and loss recognized subsequent to the receipt of the AFII common stock.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		$ Change	% Change
	2026	2025
	(In thousands except percentage)
Revenues:
Product	$1,619	$1,302	$317	24%
Total revenues	1,619	1,302	317	24%
Operating expenses:
Cost of revenues	760	884	(124)	(14)%
Selling, general and administrative	1,698	1,570	128	8%
Total operating expenses	2,458	2,454	4	0%
Loss from continuing operations	(839)	(1,152)	313	27%
Interest income	20	7	13	186%
Credit loss	—	(257)	257	100%
Other income, net	—	1,698	(1,698)	(100)%
Change in fair value of common stock warrant and option liabilities	2,574	560	2,014	360%
Net income attributable to common stockholders	$1,755	$856	$899	105%

Revenues

Product revenues increased by $317,000, or 24%, during the three months ended September 30, 2026 compared to the same period in 2025 driven by strong volumes.

Cost of revenues

Cost of revenues decreased by $124,000, or 14%, during the three months ended September 30, 2026 compared to the same period in 2025 despite a year-over-year increase in sales, due to an IEEPA tariffs refund of approximately $175,000 in July 2026.

Selling, general, and administrative

Selling, general, and administrative expenses increased by $128,000, or 8%, during the three months ended September 30, 2026 compared to the same period in 2025 driven by expenses associated with the timing of our 2026 annual shareholder meeting, which was held in the third quarter of 2026 compared to the 2025 annual shareholder meeting held in the fourth quarter of 2025.

Interest income

Interest income was $20,000 and $7,000 during the three months ended September 30, 2026 and 2025, respectively.

Credit loss

During the three months ended September 30, 2025, the Company recognized credit loss of $257,000 primarily for deductions related to GoodWheat that the Company does not expect to be reimbursed by Above Food. There was no such loss recognized during the same period in 2026.

Other income, net

During the three months ended September 30, 2025, the Company recognized other income of $1.7 million primarily driven by an unrealized gain recognized subsequent to the receipt of the AFII common stock of $1.7 million. There was no such gain recognized during the same period in 2026.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $2.6 million and $560,000 during the three months ended September 30, 2026 and 2025, respectively, related to the change in the estimated fair value of the liability classified preferred investment options.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025
	(In thousands except percentage)
Revenues:
Product	$4,162	$3,957	$205	5%
Total revenues	4,162	3,957	205	5%
Operating expenses (income):
Cost of revenues	2,272	2,389	(117)	(5)%
Research and development	—	9	(9)	(100)%
Gain on sale of intangible assets	—	(750)	750	100%
Change in fair value of contingent consideration	—	(2,000)	2,000	100%
Selling, general and administrative	4,004	5,434	(1,430)	(26)%
Total operating expenses	6,276	5,082	1,194	23%
Loss from continuing operations	(2,114)	(1,125)	(989)	(88)%
Interest income	27	222	(195)	(88)%
Credit loss	—	(4,745)	4,745	100%
Other (loss) income, net	(4,285)	2,770	(7,055)	(255)%
Loss on January 2026 Inducement Offer	(2,877)	—	(2,877)	(100)%
Valuation loss on June 2026 PIPE	(5,423)	—	(5,423)	(100)%
Change in fair value of common stock warrant and option liabilities	6,848	1,875	4,973	265%
Issuance and offering costs	(1,072)	—	(1,072)	(100)%
Net loss attributable to common stockholders	$(8,896)	$(1,003)	$(7,893)	(787)%

Revenues

Product revenues increased $205,000, or 5%, during the nine months ended September 30, 2026 compared to the same period in 2025 driven by strong volumes during the third quarter of 2026 that more than offset the slower growth during the first half of 2026 due to inventory delays.

Cost of revenues

Cost of revenues decreased $117,000, or 5%, during the nine months ended September 30, 2026 compared to the same period in 2025 despite a year-over-year increase in sales, due to an IEEPA tariffs refund of approximately $175,000 in July 2026.

Research and development

Research and development expenses were $0 and $9,000 during the nine months ended September 30, 2026 and 2025, respectively.

Gain on sale of intangible assets

During the nine months ended September 30, 2025, the Company realized a gain of $750,000 related to the sale of our reduced gluten and oxidative stability patent portfolios. There was no such gain recognized during the same period in 2026.

Change in fair value of contingent consideration

During the nine months ended September 30, 2025, the change in the fair value of contingent consideration was due to the gain of $2.0 million associated with the reduction of our contingent liability as the result of a decision to abandon one of the two remaining programs and transfer the other to a third party with respect to which a contingent liability was previously accrued. See Note 13 to the condensed consolidated financial statements for details. There was no change in fair value of contingent consideration recognized during the same period in 2026.

Selling, general, and administrative

Selling, general, and administrative expenses decreased by $1.4 million during the nine months ended September 30, 2026 compared to the same period in 2025, driven by the absence of M&A expenses and lower employee costs in 2026.

Interest income

During the nine months ended September 30, 2026, the Company recognized interest income of $27,000. During the nine months ended September 30, 2025, the Company recognized interest income of $222,000, of which $180,000 was related to discount amortization and accrued interest on the promissory note from Above Food.

Credit loss

During the nine months ended September 30, 2025, the Company recognized credit loss of $4.7 million primarily related to the establishment of a reserve for the remaining $4.0 million principal amount of the Above Food note receivable, plus accrued interest of $421,000. There was no such loss recognized during the same period in 2026.

Other (loss) income, net

During the nine months ended September 30, 2026, the Company recognized other (loss) income, net of $4.3 million, primarily driven by an unrealized loss recognized subsequent to the receipt of the AFII common stock. During the same period in 2025, the Company recognized other income, net of $2.8 million driven by a gain recognized related to the receipt of AFII common stock as well as an unrealized gain recognized subsequent to the receipt of the AFII common stock.

Loss on January 2026 Inducement Offer

Loss on January 2026 Inducement Offer was $2.9 million during the nine months ended September 30, 2026 and includes the initial fair value of preferred investment options issued in connection with the induced exercise of existing warrants and options at a lower exercise price and the increase in fair value related to the reduction in exercise price of such warrants and options. There was no such loss recognized during the same period in 2025.

Valuation loss on June 2026 PIPE

During the nine months ended September 30, 2026, the Company recognized a $5.4 million valuation loss related to the June 2026 PIPE financing transaction. The valuation loss reflects the fair value of financial instruments issued in the financing transaction in excess of gross proceeds. There was no such loss recognized during the same period in 2025.

Change in the estimated fair value of common stock warrant and option liabilities

The change in the estimated fair value of common stock warrant and option liabilities resulted in a gain of $6.8 million and $1.9 million during the nine months ended September 30, 2026 and 2025, respectively, related to the change in the estimated fair value of the liability classified preferred investment options.

Issuance and offering costs

Issuance and offering costs were $1.1 million during the nine months ended September 30, 2026 and consist of placement agent, legal, advisory, accounting and filing fees related to the June 2026 PIPE and January 2026 Inducement Offer. There were no such costs during the same period in 2025.

Seasonality

The coconut water category, similar to other beverages, is seasonal. Generally, sales volumes are highest during our second and third fiscal quarters when the weather is warmer.

Liquidity & Capital Resources

We have funded our operations primarily with the net proceeds from our private and public offerings of our equity securities as well as proceeds from the sale of our products and payments under license agreements. Our principal use of cash is to fund our operations. As of September 30, 2026, we had cash and cash equivalents of $2.8 million. For the nine months ended September 30, 2026, the

Company had net loss of $8.9 million and net cash used in operations of $2.7 million. For the twelve months ended December 31, 2025, the Company had net loss of $2.3 million and net cash used in operations of $4.7 million.

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

As noted above, through September 30, 2026, we have incurred substantial losses. In the absence of a merger, acquisition or other strategic transaction, we will be required to obtain additional cash resources in order to support our operations and activities. The availability of required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are or could become involved could adversely affect our liquidity and financial position. No assurance can be given as to the timing or ultimate success of obtaining future funds. If we are not able to obtain additional required equity or debt funding, our cash resources would be significantly limited and could become depleted, and if we did not engage in a merger, acquisition or other strategic transaction, we could be required to materially reduce or suspend operations or seek dissolution and liquidation, or bankruptcy protection. In the event of dissolution and liquidation proceedings or bankruptcy proceedings, the creditors of Arcadia would have first claim on the value of the assets of Arcadia which, other than remaining cash, would most likely be liquidated in one or more transactions or a bankruptcy sale, and the common stock of Arcadia likely would have little or no value. Arcadia can give no assurance as to the magnitude of the net proceeds of such a sale and whether such proceeds and available cash would be sufficient to satisfy Arcadia’s obligations to its creditors, let alone to permit any distribution to its equity holders.

Liquidity

The following table summarizes total current assets, current liabilities and working capital for the dates indicated (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Current assets	$4,562	$6,356
Current liabilities	1,273	2,059
Working capital surplus	$3,289	$4,297

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(2,697)	$(3,878)
Investing activities	—	750
Financing activities	5,282	6
Net increase (decrease) in cash	$2,585	$(3,122)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2026, was $2.7 million. With respect to our net loss of $8.9 million, non-cash gain of $6.8 million related to the change in fair value of common stock warrant and option liabilities and adjustments in our working capital accounts of $680,000 were offset by issuance and offering costs of $1.1 million, valuation loss on June 2026 PIPE of $5.4 million, loss on January 2026 Inducement Offer of $2.9 million, depreciation of $8,000, unrealized loss on AFII common stock subsequent to receipt of $4.3 million, and stock-based compensation of $43,000.

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

Cash flows from investing activities

There was no cash provided by investing activities for the nine months ended September 30, 2026.

Cash provided by investing activities for the nine months ended September 30, 2025 consisted of proceeds from the sale of intangible assets of $750,000.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2026 consisted of gross proceeds from the June 2026 PIPE of $4.0 million, gross proceeds from the January 2026 Inducement Offer of $2.1 million, which was offset by payments of offering costs of $450,000 related to the June 2026 PIPE and $350,000 related to the January 2026 Inducement Offer.

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

In connection with our chief executive officer’s and chief financial officer’s review of the disclosure controls and procedures for our Annual Report on Form 10-K for the year ended December 31, 2025, our management concluded that there were material weaknesses in our disclosure controls and procedures as described below. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, as a result of the material weaknesses in our internal control over financial reporting as described below. Notwithstanding these material weaknesses, management concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our evaluations for the year ended December 31, 2025, and for the three and nine months ended September 30, 2026, we identified material weaknesses in our internal control over financial reporting related to: (a) insufficient segregation of duties in the financial statement close process; and (b) insufficient information system controls, including access and change management controls. The Company’s employee headcount has been reduced, resulting in insufficient personnel to maintain proper segregation of duties, which impacts the effectiveness of business processes as well as information systems controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation identified above that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Please refer to Note 13 included in Part I, "Item 1. Notes to Condensed Consolidated Financial Statements" for a discussion of legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), which could materially affect our business, financial condition, liquidity or future results. The risks described in our 2025 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results. The risk factor set forth below contains changes, which may be material, from the comparable risk factor previously disclosed under the heading Item 1A – “Risk Factors” in the 2025 Form 10-K and under the heading “Item IA Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2026.

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

On July 22, 2026, the staff of the Securities and Exchange Commission (the “SEC” or the “Commission”), acting pursuant to delegated authority, approved a new listing rule change originally proposed by Nasdaq earlier in 2026 and subsequently amended, requiring listed companies to maintain a minimum Market Value of Listed Securities (“MVLS”), as defined under the Nasdaq listing rules, of at least $5 million. The rule provides, among other things, that a company that fails to have a minimum MVLS of at least $5 million (the “Minimum MVLS”) for a period of 30 consecutive business days will be immediately subject to suspension and delisting, without any cure or compliance period as is typically granted for certain other kinds of compliance deficiencies such as the minimum bid price requirement or minimum stockholders equity requirement. The final rule provides only very limited appeal rights to a Nasdaq Hearings Panel. The proposed rule provides that the Hearings Panel may reverse a delisting decision where it determines that the delisting determination was made in error, and may grant an exception for a period of up to 180 days for a company to demonstrate that it meets all requirements for initial listing; however, the delisting is not stayed or suspended during any appeal process.

However, because the approval was issued by the staff of the SEC under delegated authority rather than by the Commission itself, on July 29, 2026, the SEC notified Nasdaq that the Commission had received notices of intention to petition for review of the delegated action and that, in accordance with the Commission’s rules of practice, the July 22, 2026 approval order was stayed until the Commission orders otherwise. On September 11, 2026, the SEC formally granted petitions for a full review of the proposed rule. The SEC invited interested parties to file written statements in support of or in opposition to the proposed rule on or before October 6, 2026. As a result, the new Minimum MVLS rule is not currently in effect as of November 12, 2026, and will remain stayed unless and until the Commission orders otherwise following its review and decision. However, the Commission’s stay is not a determination by the Commission concerning the merits of the rule, and there are no assurances regarding the timing or outcome of the Commission’s review or whether, or when, the new rule will take effect and the first 30 business day measurement period will commence. On October 5, 2026, the SEC published notice of a proposed rule change, filed by Nasdaq on September 25, 2026, designed to resolve the timing uncertainty created by the ongoing stay of the proposed rule. The published notice would modify the operative date of the proposed rule so that the rule would become operative upon termination of the stay and the first business day that Nasdaq will consider towards determining whether a company is non-compliant with the Minimum MVLS rule will be the first business day immediately following the termination of the stay.

Our MVLS as of November 12, 2026, was less than the Minimum MVLS. Accordingly, if the new rules were to become effective in the form proposed by Nasdaq and the MVLS of our common stock does not increase sufficiently (as a result of increases in the trading prices of our common stock and/or an increase in the number of outstanding shares of our common stock that are taken into account in determining MVLS), so that we satisfy the Minimum MVLS listing rule, our common stock would be subject to delisting from the Nasdaq Capital Market.

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

In addition, on August 4, 2026, we received a notice from the Nasdaq Listing Qualifications Department of Nasdaq informing us that because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notice had no immediate effect on the listing or the trading of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the notice letter stated that we had an initial compliance period of 180 calendar days, or until February 1, 2027, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. If at any time before February 1, 2027, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. At the Company’s annual meeting of stockholders held on September 10, 2026, the stockholders approved a proposal authorizing the Company to effect a reverse stock split at a ratio between 1-for-2 and 1-for-10 at any time before June 30, 2027, with the ratio of any reverse stock split to be determined by the Board within that range. Pursuant to that authority, if it determines it to be necessary or appropriate, the Board may consider effecting a reverse stock split with the intent to regain compliance with the $1.00 minimum bid price requirement. The notice letter also disclosed that if we do not regain compliance within the initial compliance period, we may be eligible for an additional 180-day compliance period. To qualify for additional time, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of a plan to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary. If the Company meets these requirements, Nasdaq would inform us that we have been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, the staff would notify us that we will not be granted additional 180 days for compliance and will be subject to delisting at that time. In the event of such notification, we may appeal the staff’s determination to delist our securities, but there can be no assurance that any such appeal would be successful. We intend to monitor the closing bid price for our common stock and will consider available strategies in an effort to satisfy the minimum bid price requirement.

Also, on August 31, 2026, we received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq notifying us that our stockholders’ equity, as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “Q2 Form 10-Q”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires that a listed company’s stockholders’ equity be at least $2,500,000 (the “Stockholders’ Equity Requirement”). In the Q2 Form 10-Q, the Company reported stockholders’ equity as of June 30, 2026, of $633,000. The Letter also noted that the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, and therefore, the Company no longer complied with Nasdaq’s listing rules.

The Letter had no immediate impact on the listing of our common stock on the Nasdaq Capital Market, which will continue to be listed and traded on the Nasdaq Capital Market, subject to our compliance with the other continued listing requirements.

Under Nasdaq Listing Rules, we had 45 calendar days, or until October 15, 2026, to provide Nasdaq with a plan to achieve and sustain compliance. We timely submitted to Nasdaq a plan to regain compliance. Nasdaq may grant an extension of up to 180 calendar days from the date of the Letter to evidence compliance. We have received a notice from the Staff of Nasdaq indicating that the Staff has determined to grant the Company an extension of time until December 31, 2026, to regain compliance with the rule, subject to satisfaction of the terms described in the notice. However, there are no assurances that we will be able to evidence compliance with the stockholders’ equity requirement during the extension period granted by the Staff. Nasdaq will continue to monitor the Company’s ongoing compliance. The notice indicated that after the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2026, if the Company fails to evidence compliance upon filing with the SEC the subsequent periodic report specified in the notice, the Company may be subject to delisting. In the event that the Company does not satisfy the terms of the extension granted by the Staff, the Staff will provide written notification that its securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Hearings Panel.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required to be disclosed concerning our sales of unregistered securities during the quarter ended September 30, 2026, has previously been reported in Current Reports on Form 8-K that we filed during that quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are attached hereto or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	2026 Omnibus Equity Incentive Plan	8-K	001-37383	10.1	9/15/2026

10.2	Form of Option Agreement for 2026 Omnibus Equity Incentive Plan	8-K	001-37383	10.2	9/15/2026

10.3	Form of Non-Employee Director Option Agreement for 2026 Omnibus Equity Incentive Plan	8-K	001-37383	10.3	9/15/2026

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104.1	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (and contained in Exhibit 101)					X

* Indicates a management contract or compensatory plan or arrangement.

(1) This certification is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arcadia Biosciences, Inc.

November 12, 2026	By:	/s/ THOMAS J. SCHAEFER
Thomas J. Schaefer
President, Chief Executive Officer and Interim Chief Financial Officer